Form 10-Q
period 1995-02-28
BLUE RIDGE REAL ESTATE CO
filed 1995-04-13
CIK 12779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1995

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from.......... to..........
                                         Blue Ridge  0-28-44
Commission File No.: Big Boulder 0-28-43

BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION

State or other jurisdiction of incorporation or organization:Pennsylvania

                                         24-0854342 (Blue Ridge)
I.R.S. Employer Identification Number:   24-0822326 (Big Boulder)

Address of principal executive office:   Blakeslee,Pennsylvania
                             Zip Code:   18610
Registrant's telephone number, including area code:  (717)-443-8433

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities and Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES___X____          NO__________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report:
		   Class                      Outstanding at February 28, 1995
Common Stock, without par value,                     2,004,014
stated value $.30 per combined share*

*Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (referred) to as the "Corporations") and under the by-laws of the Corporations, shares of the Corporations are combined in unit certificates, each certificate representing the same number of shares of each of the Corporations. Shares of each Corporation may be transferred only together with an equal number of shares of the other Corporation. For this reason, a combined Blue Ridge/Big Boulder Form 10-Q is being filed. Except as otherwise indicated, all information applies to both Corporations.

INDEX

                                             									Page No.

PART I - FINANCIAL INFORMATION

  Item 1-Financial Statements
          Combined Condensed Balance Sheets
          February 28, 1995 and May 31, 1995     		     1 & 2

         Combined Condensed Statements of
          Operations - Three Months and Nine
          Months Ended February 28, 1995 & 1994    	       3

         Combined Condensed Statements of
          Cash Flows - Nine Months Ended
          February 28, 1995 and 1994                       4

         Notes to Financial Statements                     5


Item 2-Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                  6, 7 & 8


PART II - OTHER INFORMATION                                9

         Signatures                                        9

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)
     ASSETS                          February 28,         May 31,
                                         1995              1994
Current Assets
 Cash (including interest bearing
  deposits of $2,425,568 at February
  28, 1995 and $2,838,058 at May
  31, 1994)                         $ 2,438,068         $ 2,888,611

 Current installments of mortgage
  notes receivable                       31,820              31,820
 Accounts receivable                    134,335             150,940
 Refundable income taxes                    ---              40,000
 Prepaid expenses, principally
  insurance and real estate taxes       638,410             519,325
 Deferred operating costs-net of
  deferred revenue-ski facilities        15,920                 ---
     Total current assets             3,258,553           3,630,696

Mortgage notes receivable, less
  current installments                    2,064              23,587

Properties:
 Land, principally unimproved         2,046,580           2,046,775

 Land Improvements, Buildings
  and equipment                      44,465,737          43,168,047
                                     46,512,317          45,214,822

 Less accumulated depreciation
  and amortization                   25,362,846          23,636,325
                                     21,149,471          21,578,497
                                    $24,410,088         $25,232,780

<F1> See accompanying notes to unaudited financial statements.

     LIABILITIES AND SHAREHOLDERS' EQUITY
                                   February 28,            May 31,
                                      1995                  1994
Current Liabilities:
 Current installments of
  long-term debt                  $   698,875          $   698,875
 Accounts and other payables          790,863              269,489
 Accrued claims                       173,689              188,365
 Deferred revenue & accrued
  liabilities                         538,000              706,975
     Total current liabilities      2,201,427            1,863,704

Long-term debt, less
  current installments              9,664,190           10,051,518

Deferred income taxes               2,701,728            2,701,728

Commitments and Contingencies

Combined shareholders' equity:
 Capital Stock, without par
 value, stated value $.30 per
 combined share, Blue Ridge
 and Big Boulder each have
 authorized 3,000,000 shares
 and each have issued 2,198,148
 shares as of February 28, 1995
 and as of May 31, 1994               659,444              659,444

Capital in excess of stated
	value                              1,461,748            1,461,748

Earnings retained in the
 business                           8,977,980            9,141,008
                                   11,099,172           11,262,200
LESS: Cost of 194,134 and
  97,534 shares of capital
  stock in Treasury at
  February 28, 1995 and
  May 31, 1994, respectively        1,256,429 		           646,370

                                    9,842,743           10,615,830

                                  $24,410,088          $25,232,780

<F1> See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                   Three Months Ended       Nine Months Ended
                                February 28,            February 28,
                               1995       1994*        1995        1994*
Revenues:
 Ski operations           $6,783,088  $7,813,358    $6,783,088   $7,813,358
 Real estate management      615,763     603,672     2,085,757    1,799,937
 Rental income               407,731     379,113     1,183,752    1,135,642
 Disposition of land          62,262         245        62,262          245
                           7,868,844   8,796,388    10,114,859   10,749,182
Costs and expenses:
 Ski operations            6,451,780   6,772,874     6,451,780    6,772,874
 Real estate management      580,529     568,188     2,003,479    1,796,312
 Rental operations           197,650     214,609       598,644      621,513
 Cost of properties disposed   3,687         ---         3,687          ---
 General & administra-
  tive expenses              242,166     268,642       708,409      747,630
                           7,475,812   7,824,313     9,765,999    9,938,329

Income from operations       393,032     972,075       348,860      810,853
Other income (expense):
 Interest & other income      10,774      21,604        57,752       53,195
 Interest expense           (224,630)   (216,686)     (665,444)    (651,112)
                    					   (213,856)   (195,082)     (607,692)    (597,917)
Income(Loss) before
  income taxes               179,176     776,993      (258,832)     212,936
Provision (Credit) for
  income taxes                66,300     287,500      ( 95,800)      78,800
Income (Loss) before cumu-
 lative effect of change
 in accounting method        112,876     489,493      (163,032)     134,136
Cumulative effect (on prior
 years to May 31, 1994)
 of change in method of
 accounting for income
 taxes                           ---         ---           ---        8,355
    Net Income (Loss)       $112,876    $489,493     $(163,032)   $ 142,491
Weighted average combined
  shares outstanding       2,004,014   2,170,010     2,004,014    2,170,010
Per Share Data:
 Income (loss) before cumu-
  lative effect of change
  in accounting method         $ .06       $ .23        $( .08)       $ .07
 Cumulative effect of change
  in method of accounting        ---         ---           ---          ---
     Net Income (Loss)         $ .06       $ .23        $( .08)       $ .07

<F2>*Reclassified for comparative purposes

BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
                                           1995               1994

Nine Months ended February 28,
Cash flows from Operating
  Activities:
 Net Income (Loss)                       $(163,032)          $142,491
 Adjustments to reconcile net
  income to net cash provided by
   operating activities:
   Depreciation and amortization         1,726,521          1,736,886
   Deferred revenue                        262,910            (62,770)
 Changes in assets and liabilities:
  Accounts & other receivables              16,605             11,846
  Income tax refund                         40,000             93,327
  Prepaid expenses and other
   current assets                         (135,005)          (377,975)
  Accounts payable                         521,374            428,331
  Accrued income taxes
   other & liabilities                    (246,555)           538,552
Net cash provided by operating
  activities                             2,022,818          2,510,688
Cash Flows (used in) from
  Investing Activities:
 Collection of mortgage
  receivables                               21,523             46,653
 Additions to properties                (1,297,495)        (1,363,494)
Net cash used in investing
 activities                             (1,275,972)        (1,316,841)
Cash flows (used in) from
 Financing Activities:
  Purchase of Treasury stock              (610,061)          (125,426)
  Proceeds from notes payable, bank        875,000                ---
  Payment of notes payable, bank        (1,075,000)               ---
  Payment of long-term debt               (387,328)          (393,067)
Net cash used in financing activities   (1,197,389)          (518,493)
Net increase (decrease) in cash and
  cash equivalents                        (450,543)           675,354
Cash and cash equivalents,
  beginning of period                    2,888,611          3,015,149
Cash and cash equivalents,
  end of period                         $2,438,068         $3,690,503
Supplemental disclosures of cash
 flow information:
 Cash paid (received) during period:
  Interest                              $  664,546          $ 663,130
  Income taxes                          $  (15,659)         $ (93,327)

<F1> See accompanying notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of Management, the accompanying unaudited condensed combined financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 1995, the results of operations for the three month periods ended February 28, 1995 and 1994, and the results of operations and the statements of cash flows for the nine month periods ended February 28, 1995 and 1994.

2. The results of operations for the three and nine months periods are not necessarily indicative of the results to be expected for the full year since the Companies' two ski facilities operate principally during the months of December through March. Costs and expenses net of revenues received in advance attributable to the ski facilities for the months of June through November are deferred and recognized as revenue and operating expenses, ratably, over the operating period.

3. Effective June 1, 1993, the Companies adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The cumulative effect of the change in method of accounting as of the beginning of the 1994 fiscal year has been reported in the combined statement of operations.

    The credit (provision) for income taxes for the nine months ended February 28, 1995 and 1994, respectively, represents the allocation of the estimated annual effective tax rate for the 12 months ending May 31, 1995 and 1994, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income (loss) for the three months and nine months ended February 28, 1995, (Fiscal 1995) was $.06 and $(.08) per share. For the same periods of the preceding year (Fiscal 1994), the net income was $.23 and $.07 per share.

The revenues of $10,114,859 for the first nine months of Fiscal 1995 decreased by $634,323 when compared to the same period in Fiscal 1994.
The Companies experienced increases in real estate management of $285,820, rental income of $48,110 and disposition of land of $62,017. These increases were offset by a decrease in ski operations of $1,030,270.

The revenues of $7,868,844 for the third quarter of Fiscal 1995 decreased by $927,544 when compared to the same period in Fiscal 1994. The Companies experienced increases in real estate management of $12,091, rental income of 28,618 and disposition of land of $62,017. These increases were offset by decreases in ski operations of $1,030,270.

The decrease in ski operation revenues for the three and nine months ended February 28, 1995, is attributed to the decreased number of skier visits because of warm temperatures.

Real estate management increases for the first nine months of Fiscal 1995 are attributed to increased revenue from recreational activities including festivals and splatter of $289,471, fees for services provided to the trusts of $34,230, and other by $5,332. These increases were offset by decreases in leasing commission in resort communities of $1,980 and marketing fees from resale of homes in our resort communities of $12,321 and leases of $28,912.

Real estate management increases for the third quarter of Fiscal 1995 are attributed to increased revenue from recreational activities including festivals and splatter of $30,033, marketing fees from resale of homes in our resort communities of $9,634 and other by $5,405. These increases were offset by decreases in rents and royalties of $19,097, leasing commission in resort communities of $10,439 and service provided to the trust of $3,445.

Rental income increases for the third quarter and first nine months of Fiscal 1995 are attributed to increased revenue from investment properties.

Disposition of land increases for the third quarter and first nine months of Fiscal 1995 are due to land sales.

Combined expenses for the first nine months of Fiscal 1995 decreased by $172,330 when compared to the same period of Fiscal 1994. The Companies experienced decreased cost in ski operations by $321,094, rental operations of $22,869 and general and administrative expenses of $39,221. These decreases were offset by increased expenses in real estate management of $207,167 and cost of properties disposed of $3,687.

Combined expenses for the third quarter of Fiscal 1995 decreased by $348,501 when compared to the same period of Fiscal 1994. The Companies experienced decreased costs in ski operations of $321,094, rental operations of $16,959 and general and administrative expenses of $26,476. These decreases were offset by increased expenses in real estate manage-ment of $12,341 and cost of properties disposed of $3,687.

Ski operations cost decreased for the third quarter and first nine months of Fiscal 1995 due to a shorter ski season because of the warm weather.

Real estate management cost increased for the first nine months of Fiscal 1995 when compared to the same period in Fiscal 1994 because of increased cost of recreational activities including splatter and festivals of $143,872, services provided to the trust of $26,373, marketing fees from resale of homes in our resort communities of $7,080 and rents and royalties of $52,927. These increases were offset by decreases in cost of leasing commission in resort communities of $1,980 and land parcel development of $21,105.

Real estate management cost increased for the third quarter of Fiscal
1995 when compared to the same period in Fiscal 1994, because of increased rents and royalties of $8,590, recreational activities including splatter and festivals of $14,992, and leasing commission in resort communities of $11,546. These increases were offset by decreases in services provided to the trust of $5,104, marketing fees from resale of homes in our resort communities of $1,194 and land parcel development of $16,489.

Rental operation costs and expenses decrease for the third quarter and frst nine months of Fiscal 1995 are attributable to investment properties.

Cost of properties disposed increases for the third quarter and first nine months of Fiscal 1995 are associated with the land sales.

Decreases in general and administrative expenses for the third quarter and first nine months of Fiscal 1995 are attributed to reduced supplies and services.

Interest and other income increases for the third quarter and first nine months of Fiscal 1995 are attributed to an increase in average interest rates on short term investments.

Increases in interest expense for the third quarter and first nine months of Fiscal 1995 are due to increased interest cost on our variable rate loans.

Financial Condition, Liquidity and Capital Resources

Working capital as of February 28, 1995 decreased by $709,866 compared to May 31, 1994. This was due principally to addition to properties, purchase of Treasury stock and repayment of long-term debt.

The change in the balances of accounts receivable, deferred operating costs and accrued liabilities from May 31, 1994 to February 28, 1995 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

The Companies utilized $1,075,000 of a $2,000,000 Line of Credit during the third quarter of Fiscal 1995. The borrowings have been paid off and the Line of Credit remains available through Fiscal 1995.

Moving Forward

Capital expenditures for Fiscal 1995 included expansion of snowmaking at Jack Frost Mountain, purchase of grooming equipment and construction of new facilities at Big Boulder for ski patrol and lift operations.

The Companies believe they have adequate capital resources to fund planned capital activities for the foreseeable future.

Due to warm weather and the shorter ski season, fourth quarter revenues will be greatly reduced. The Companies are anticipating a loss for the current fiscal year.

PART II - OTHER INFORMATION

     The Companies have no matters to report with respect to Items 1, 2, 3, 4, 5, and 6(A) and (B).




FORM 10-Q

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                           BLUE RIDGE REAL ESTATE COMPANY
                               BIG BOULDER CORPORATION
                                    (Registrant)





                           		    (Signature)
                           	      Gary A. Smith, President





                                   (Signature)
                                    R. Bruce Reiner, Chief
                                    Accounting Officer





Date: April 12, 1995