Form 10-Q
period 1995-08-31
BLUE RIDGE REAL ESTATE CO
filed 1995-10-13
CIK 12779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C.  20549

FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended August 31, 1995

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from .......... to..........

Commission File No.:     0-28-44 (Blue Ridge)
                         0-28-43 (Big Boulder)

BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION

State or other jurisdiction of incorporation or organization:Pennsylvania
                                         24-0854342 (Blue Ridge)
I.R.S. Employer Identification Number:   24-0822326 (Big Boulder)

Address of principal executive office:   Blakeslee, Pennsylvania
                            Zip Code:    18610

Registrant's telephone number, including area code:  (717)-443-8433

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                          YES  X             NO
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report:
              Class                   Outstanding at August 31, 1995
Common Stock, without par value                 2,004,014
stated value $.30 per combined share*

*Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (referred to as the "Corporations") and under the by-laws of the Corporations, shares of the Corporations are combined in unit certifi-cates, each certificate representing the same number of shares of each of the Corporations. Shares of each Corporation may be transferred only together with an equal number of shares of the other Corporation. For This reason, a combined Blue Ridge/Big Boulder Form 10-Q is being filed. Except as otherwise indicated, all information applies to both Corporations.

INDEX

PART I - FINANCIAL INFORMATION
                                                       Page No.
Item 1 - Financial Statements
         Combined Condensed Balance Sheets
         August 31, 1995 and May 31, 1995               1 & 2

         Combined Condensed Statements of
         Operations - Three months ended
         August 31, 1995 and 1994                         3

         Combined Condensed Statements of
         Cash Flows - Three months ended
         August 31, 1995 and 1994                         4

         Notes to Financial Statements                    5

Item 2 - Management's Discussion and Anlaysis
         of Financial Condition and Results
         of Operations                                  6 & 7

PART II - OTHER INFORMATION                               8

Signatures                                                8


BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS
                                          August 31,         May 31,
                                               1995            1995
Current Assets:
Cash (including interest bearing
deposits of $1,107,983 at August 31,
1995 and $2,058,412 at May 31, 1995       $1,171,052      $2,085,287

Current installments of mortgage
notes receivable                               9,920          13,156
Accounts receivable                           95,976         199,580
Refundable Income Taxes                       10,000          10,000
Prepaid expenses, principally
insurance and real estate taxes              660,729         571,651
Deferred operating costs-net of
deferred revenue-ski facilities              324,370             ---
Total current assets                       2,272,047       2,879,674

Mortgage notes receivable, less
current installments                          12,918          13,668
Other non-current assets                      36,797          36,797
Properties:
Land, principally unimproved               2,046,582       2,046,582

Land improvements, buildings and
equipment                                 44,779,230      44,565,426
                                          46,825,812      46,612,008

Less accumulated depreciation
and amortization                          26,088,567      25,878,476
                                          20,737,245      20,733,532

                                         $23,059,007     $23,663,671

<F1> See accompanying notes to unaudited financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY
                                               August 31,       May 31,
                                                    1995          1995
Current liabilities:
Current installments of long-term
debt                                          $   661,141  $   661,141
Accounts and other payables                       224,556      319,721
Accrued claims                                    139,819      154,605
Deferred revenue                                  289,088      412,224
Accrued liabilities                               312,741      542,627
Total current liabilities                       1,627,345    2,090,318

Long-term debt, less current
installments                                    9,453,928    9,578,025

Deferred income taxes                           2,425,129    2,425,129

Commitments and Contingencies:
Combined shareholders' equity:
Capital stock, without par value,
stated value $.30 per combined
share, Blue Ridge and Big Boulder
each have authorized 3,000,000
shares and each have issued
2,198,148 shares as of August 31,
1995 and May 31, 1995                             659,444      659,444

Capital in excess of stated value               1,461,748    1,461,748

Earnings retained in the business               8,687,646    8,705,240
                                               10,808,838   10,826,432

LESS: Cost of 194,134 shares of
capital stock in Treasury at
August 31, 1995 and May 31, 1995                1,256,233    1,256,233
                                                9,552,605    9,570,199
                                              $23,059,007  $23,663,671

<F1> See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

Three months ended August 31,                   1995             1994
Revenue:
Real estate management                    $1,066,465      $   869,118
Rental income                                423,823          412,912
                                           1,490,288        1,282,030

Costs and expenses:
Real estate management                       891,403          771,190
Rental operations                            193,829          192,158
General & administrative expense             236,431          235,152
                                           1,321,663        1,198,500

Income from operations                       168,625           83,530

Other income (expense):
Interest and other income                     24,812           25,771
Interest expense                            (221,831)        (219,691)
                                            (197,019)        (193,920)

Loss before income taxes                     (28,394)        (110,390)

Credit for income taxes                      (10,800)         (40,800)

Net loss                                    $(17,594)        $(69,590)

Net loss per weighted average combined
shares outstanding (2,004,014 in 1995
and 2,043,892 in 1994)                          $(.01)           $(.03)

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)

Three months ended August 31,                       1995          1994

Cash flows from operating activities:
Net loss                                      $(  17,594)    $( 69,590)
Adjustments to reconcile net loss
to net cash used in operating
activities:
Depreciation and amortization                    210,091       212,230
Deferred revenue                                (123,136)      (74,421)
Changes in assets and liabilities:
Accounts and other receivables                   103,604        10,644
Prepaid expenses and other current
assets                                          (413,448)     (668,280)
Accounts payable                                 (95,165)      (21,479)
Accrued liabilities                             (244,672)     (157,623)
Net cash used in operating activites            (580,320)     (768,519)
Cash flows from investing activities:
Collection of mortgage receivables                 3,986         4,300
Additions to properties                         (213,804)     (222,092)
Net cash used in investing activities           (209,818)     (217,792)
Cash Flows from financing activities:
Purchase of Treasury Stock                           ---      (466,953)
Payment of long-term debt                       (124,097)     (138,193)
Net cash used in financing activities           (124,097)     (605,146)
Net decrease in cash and cash
equivalents                                     (914,235)   (1,591,457)
Cash and cash equivalents,
beginning of period                            2,085,287     2,888,611
Cash and cash equivalents,
end of period                                 $1,171,052    $1,297,154
Supplemental disclosures of cash
flow information:
Cash paid during the period:
Interest                                       $  219,243    $  219,713
Income taxes                                          ---    $   11,087

<F1> See accompanying notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.) In the opinion of Management, the accompanying unaudited condensed combined financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 1995 and the results of operations and cash flows for the three month periods ending August 31, 1995 and 1994.

2. The results of operations for the three months are not necessarily indicative of the results to be expected for the full year since
(a) the Companies' two ski facilities operate principally during the months of December through March and (b) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses net of revenues received in advance attributable to the ski facilities for the months of June through November are deferred and recognized as revenue and operating expenses, ratably, over the operating period.

3. The credit for income taxes for the three months ending August 31, 1995 and 1994 represents the allocation of the estimated annual effective tax rate for the 12 months ending May 31, 1995 and 1994, respectively.

4. In September, 1985, the Companies obtained two loans for capital improvements at both ski areas. These loans will mature in September 1997. The Companies are in the process of refinancing to extend the maturity date until 2005. This transaction will be completed during the second quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operations for the First Quarter of Fiscal 1996 results in a loss of ($.01) per combined share compared to a loss of ($.03) per combined share for the same period in Fiscal 1995.

Combined revenue of $1,490,268 represents an increase of $208,258 for three months ending August 31, 1995, compared to the same period of the previous year. Real Estate Mangement increased
$197,347 and Rental Income increased $10,911.

Real Estate Management increase in revenue is from recreational activities of $163,902, rental management operations of $25,426, and marketing fees from resale of homes in our resort communities of $8,019.

Rental income increase in revenue is from investment properties.

Interest and Other Income decreased $959.

Operating costs increased by $123,163 during the first three months of Fiscal 1996 as compared to the same period in 1995. This was due to increased expense in our recreational activites, rental operations and investment properties. The increases were offset with decreases in our property management, resale of homes and land parcel development.

General and administrative expenses for the first three months of Fiscal 1996 as compared to the same period in 1995, increased by $1,279, primarily because of supplies.

Interest expense for the first three months of Fiscal 1996, as compared to the same period in 1995, increased by $2,140 because of changes in the prime rate.

The effective income tax rate for the First Quarter of Fiscal 1996 was 38%, as compared to 37% for Fiscal Year 1995. State taxes account primarily for the Fiscal 1996 and 1995 effective rates being greater than the federal statutory rate of 34%.

Financial Condition, Liquidity and Capital Resources

Working capital as of August 31, 1995, decreased by $144,654 as compared to May 31, 1995. This was due principally to an increase in deferred ski area operating costs, addition to properties, and repayment of long-term debt.

The change in the balances of accounts receivable, deferred operating costs and accrued liabilities from May 31, 1995 to August 31, 1995, was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

Moving Forward

Capital expenditures planned for Fiscal 1996 include expansion of our Tubing Hill at Jack Frost Mountain and building a complete Tubing facility at Big Boulder. The Companies have adequate capital resources to fund these projects.

Due to the weak real estate market in the companies, location, the development of packaged parcels of land has been delayed. The direct sale, joint venture or development through our own Company efforts of these parcels is expected to enhance the profitability of the Companies.

PART II - OTHER INFORMATION

The Companies have no matters to report with respect to Items 1, 2, 3, 4, 5, and 6(A) and (B).



FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPRATION
    (Registrant)


_______________________________
     (Signature)
     Gary A. Smith
     President




_______________________________
    (Signature)
    R. Bruce Reiner
    Chief Accounting Officer



_______________________________
    (Date)