Form 10-Q
period 1995-10-30
BLUE RIDGE REAL ESTATE CO
filed 1996-01-29
CIK 12779

THIS DOCUMENT IS A COPY OF THE 10-Q FILED ON JANUARY 16, 1995,
PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1995

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from.......... to..........
                                         Blue Ridge  0-28-44
Commission File No.: Big Boulder 0-28-43

BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION

State or other jurisdiction of incorporation or organization: Pennsylvania

                                         24-0854342 (Blue Ridge)
I.R.S. Employer Identification Number:   24-0822326 (Big Boulder)

Address of principla executive office:   Blakeslee, Pennsylvania
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
  Class                          Outstanding at November 30, 1995
Common Stock, without par value,                     2,004,014
stated value $.30 per combined share*

*Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (referred to as the "Corporations") and under the by-laws of the Corporations, shares of the Corporations are combined in unit certificates, each certifi-cate representing the same number of shares of each of the Corporations. Shares of each Corporation may be transferred only together with an equal number of shares of the other Corporation. For this reason, a combined
Blue Ridge/Big Boulder Form 10-Q is being filed. Except as otherwise indicated, all information applies to both Corporations.

INDEX

PART I - FINANCIAL INFORMATION

  Item 1-Financial Statements
          Combined Condensed Balance Sheets
          November 30, 1995 and May 31, 1995                   1 & 2

         Combined Condensed Statements of
          Operations - Three Months and Six
          Months Ended November 30, 1995 & 1994                  3

	    Combined Condensed Statements of
          Cash Flows - Six Months Ended
          November 30, 1995 and 1994                             4

         Notes to Financial Statements                           5


Item 2-Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                          6 & 7


PART II - OTHER INFORMATION                                      8

Signatures                                                       8


BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPRATION and SUBSIDIARIES
COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)

     ASSETS                          November 30,         May 31,
                                         1995              1995
Current Assets
 Cash (including interest bearing
  deposits of $160,509 at November
  30, 1995 and $2,058,412 at May
  31, 1995)                         $   301,241          $2,085,287

 Current installments of mortgage
  notes receivable                        9,920              13,156
 Accounts receivable                     54,700             199,580
 Refundable income taxes                 10,000              10,000
 Inventories                            254,711                 ---
 Prepaid expenses, principally
  insurance and real estate taxes     1,253,433             571,651
 Deferred operating costs-net of
  deferred revenue-ski facilities       632,603                 ---
     Total current assets             2,516,608           2,879,674

Mortgage notes receivable, less
  current installments                    9,688              13,668

Other current assets                     36,797              36,797
Properties:
 Land, principally unimproved         2,046,582           2,046,582

 Land Improvements, Buildings
  and equipment                      45,141,158          44,565,426
                                     47,187,740          46,612,008

 Less accumulated depreciation
  and amortization                   26,282,467          25,878,476
                                     20,905,273          20,733,532
                                    $23,468,366         $23,663,671

<F1> See accompanying notes to unaudited financial statements.

     LIABILITIES AND SHAREHOLDERS' EQUITY
                                   November 30,            May 31,
                                      1995                  1995
Current Liabilities:
 Notes payable, Line of Credit    $   600,000          $       ---
 Current installments of
  long-term debt                      661,141              661,141
 Accounts and other payables          597,430              319,721
 Accrued claims                        63,925              154,605
 Deferred revenue 		             		   108,165              412,224
 Accrued liabilities                  339,286              542,627
     Total current liabilities      2,369,947            2,090,318

 Long-term debt, less
  current installments              9,321,364            9,578,025

 Deferred income taxes              2,425,129            2,425,129

Commitments and Contingencies

Combined shareholders' equity:
 Capital Stock, without par
 value, stated value $.30 per
 combined share, Blue Ridge
 and Big Boulder each have
 authorized 3,000,000 shares
 and each have issued 2,198,148
 shares as of November 30, 1995
 and as of May 31, 1995               659,444              659,444

Capital in excess of stated
 value                              1,461,748            1,461,748

Earnings retained in the
 business                           8,486,967            8,705,240
                                   10,608,159           10,826,432
LESS: Cost of 194,134
  shares of capital
  stock in Treasury at
  November 30, 1995 and
  May 31, 1995, respectively        1,256,233            1,256,233
                                    9,351,926            9,570,199
                                  $23,468,366          $23,663,671

<F1>See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)
                          Three Months Ended          Six Months Ended
                               November 30               November 30
                               1995      1994         1995         1994
Revenues:
 Real estate management   $  634,855  $ 600,876    $1,701,320   $1,469,994
 Rental income               340,489    363,109       764,312      776,021
                             975,344    963,985     2,465,632    2,246,015
Costs and expenses:
 Real estate management      676,362    651,760     1,564,000    1,422,950
 Rental operations           193,359    208,836       390,953      400,994
 General & administra-
  tive expenses              235,380    231,091       471,811      466,243
                           1,105,101  1,091,687     2,426,764    2,290,187

Income (Loss) from
  operations                (129,757)  (127,702)       38,868      (44,172)

Other income (expense:)
 Interest & other income      20,388     21,207        45,200       46,978
 Interest expense           (214,290)  (221,123)     (436,121)    (440,814)
                            (193,902)  (199,916)     (390,921)    (393,836)

Loss before income taxes    (323,659)  (327,618)     (352,053)    (438,008)

Credit for income taxes      122,990    121,300       133,780      162,100

       Net Loss            $(200,669) $(206,318)    $(218,273)   $(275,908)

Net loss per weighted
 average combined shares
 outstanding (2,004,114
 in 1995 and 2,043,892
 in 1994)                     $(.10)     $(.10)        $(.11)      $(.14)

BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

Six Months ended November 30,              1995               1994
Cash flows from Operating
  Activities                            $(218,273)         $(275,908)
 Net Loss
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
   Depreciation and amortization           403,991            407,403
   Deferred revenue                       (304,059)            36,168
 Changes in assets and liabilities:
  Accounts & other receivables             144,880             72,254
  Income tax refund                            ---             40,000
  Prepaid expenses and other
   current assets                       (1,569,096)        (1,146,508)
  Accounts Payable                         277,709            329,359
  Accrued liabilities                     (294,021)          (635,536)
Net cash used in operating activities   (1,558,869)        (1,172,768)
 Cash Flows from Investing Activities:
 Collection of mortgage
  receivables                                7,216             16,266
 Additions to properties                  (575,732)        (1,085,281)
Net cash used in investing
 activities                               (568,516)        (1,069,015)
Cash flows from financing activities:
 Purchase of Treasury stock                    ---           (561,956)
 Proceeds from bank note                   600,000            200,000
 Payment of long-term debt                (256,661)          (263,840)
Net cash provided by (used
  in) financing activities                 343,339          (625,796)
 Net decrease in cash and
   cash equivalents                     (1,784,046)        (2,867,579)
Cash and cash equivalents
  beginning of period                    2,085,287          2,888,611
Cash and cash equivalents
  end of period                         $  301,241          $  21,032
Supplemental disclosures of cash
 flow information:
 Cash paid (refunded) during
   period:
  Interest                              $  444,197          $ 433,557
  Income taxes                          $      ---          $ (25,125)

<F1>See accompanying notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of Management, the accompanying unaudited condensed combined financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1995, and the results of operations and the statements of cash flows for the six month periods ended November 30, 1995 and 1994.

2. The results of operations for the three and six months are not necessarily indicative of the results to be expected or the full year since the Companies' two ski facilities operate principally during the months of December through March. Costs and expenses net of revenues received in advance attributable to the ski facilities for the months of June through November are deferred and recognized as revenue and operating expenses, ratably, over the operating period.

3. The credit for income taxes for the six months ended November 30, 1995 and 1994 represents the allocation of the estimated annual effective tax rate for the 12 months ending May 31, 1995 and 1994, respectively.

4.	In September 1985, the companies obtained two loans for capital improvement at both ski areas. These loans will mature in September 1997. The companies are in the process of refinancing to extend the maturity date until 2005. This transaction will be completed during the second quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operations for the Second Quarter and First Half of Fiscal 1996 resulted in a loss of ($.10) and ($.11) per combined share compared to a loss of ($.10) and ($.14) per combined share for the same periods in Fiscal 1995.

Combined revenue of $2,465,632 represents an increase of $219,617 for six months ending November 30, 1995, compared to the same period of the previous year. Real Estate Management increased $231,326 and Rental Income decreased $11,709.

Real Estate Management increase in revenue is from recreational activities of $147,246, rental management operations of $66,556 and marketing fees from resale of homes in our resort communities of $17,524.

Rental income decrease in revenue is from investment properties.

Interest and Other Income decreased $1,778.

Combined revenue of $975,344 represents an increase of $11,359 for the Second Quarter of Fiscal 1995, compared to the same period of the previous year. Real Estate Management increased $33,979 and Rental Income decreased $22,620.

Real Estate Management increase in revenue is from rental management operations of $41,130 and marketing fees from resale of homes in our resort commuities of $9,505. Recreational activities decreased by $16,656.

Rental income decrease in revenue is from investment properties.

Interest and Other Income decreased $819.

Operating costs, exclusive of General and Administrative, increased by $131,009 during the first six months of Fiscal 1996, as compared to the same period in 1995. This was due to increased expense in our recreational activities and resale of homes. The increases were offset with decreases in our property management, land parcel development, and rental operations.

General and Administrative expenses for the first six months of Fiscal 1996 as compared to the same period in 1995, increased by $5,568, primarily because of compensation.

Interest expense for the first six months of Fiscal 1996, as compared to the same period in 1995, decreased by $4,693 because of changes in the prime rate.

Operating costs, exclusive of General and Administrative, increased by $9,125 during the Second Quarter of Fiscal 1996 as compared to the same period in 1995. This was due to increased expense in our recreational activities, property management and resale of homes. The increases were offset with decreases in rental operations, investment properties and land parcel development.

General and Administrative expenses for the Second Quarter of Fiscal 1996 as compared to the same period in 1995, increased by $4,289, primarily because of compensation.

Interest expense for the Second Quarter of Fiscal 1996, as compared to the same period in 1995, decreased by $6,833 because of changes in the prime rate.

The effective income tax rate for the First Half of Fiscal 1996 of 38%, as compared to 37% for Fiscal Year 1995. State taxes account primarily for the Fiscal 1996 and 1995 effective rate being greater than the federal statutory rate of 34%.



Financial Condition, Liquidity and Capital Resources

Working capital as of November 30, 1995 decreased by $642,695 compared to May 31, 1995. This was due principally to an increase in deferred ski area operating costs, addition to properties, and repayment of long-term debt.

The change in the balances of accounts receivable, deferred operating costs and accrued liabilities from May 31, 1995 to November 30, 1995 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

Moving Forward

Capital expenditures planned for Fiscal 1996 include expansion of our Tubing Hill at Jack Frost Mountain and building a complete Tubing facility at Big Boulder. The Companies have adequate capital resources to fund these projects.

Due to the weak real estate market in the companies' location, the development of packaged parcels of land has been delayed. The direct sale, joint venture or development through our own Company efforts of these parcels is expected to enhance the profitability of the Companies.

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




FORM 10-Q

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                           BLUE RIDGE REAL ESTATE COMPANY
                               BIG BOULDER CORPORATION
                                    (Registrant)





                           		(Signature)
                           	      Gary A. Smith, President





                                   (Signature)
                                    Russell S. Mollath
                                    Chief Accounting Officer





Date:  January 15, 1996