Form 10-Q
period 1996-02-29
BLUE RIDGE REAL ESTATE CO
filed 1996-04-11
CIK 12779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 1996

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
		   Class                      Outstanding at February 29, 1996
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

INDEX

PART I - FINANCIAL INFORMATION

  Item 1-Financial Statements
          Combined Condensed Balance Sheets
          February 29, 1996 and May 31, 1995     		  1 & 2

         Combined Condensed Statements of
          Operations - Three Months and Nine
          Months Ended February 29, 1996
          and February 28, 1995          			      	    3

         Combined Condensed Statements of
          Cash Flows - Nine Months Ended
          February 29, 1996 and February 28,
          1995      				                               4

         Notes to Financial Statements                 5


Item 2-Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                6, 7 & 8


PART II - OTHER INFORMATION                             9

         Signatures                                     9

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)

     ASSETS                          February 29,         May 31,
                                         1996              1995
Current Assets
 Cash (including interest bearing
  deposits of $3,277,746 at February
  29, 1996 and $2,058,412 at May
  31, 1995)                         $ 3,528,091         $ 2,085,287

 Current installments of mortgage
  notes receivable                       13,156              13,156
 Accounts receivable                    135,290             199,580
 Refundable income taxes                 10,000              10,000
 Inventories                             68,921                   0
 Prepaid expenses, principally
  insurance and real estate taxes       666,559             571,651
 Deferred operating costs-net of
  deferred revenue-ski facilities        24,122                   0
     Total current assets             4,446,139           2,879,674

Mortgage notes receivable, less
  current installments                    3,223              13,668
Other non-current assets                      0              36,797
                                          3,223              50,465

Properties:
 Land, principally unimproved         2,046,582           2,046,582

 Land Improvements, buildings
  and equipment                      45,472,835          44,565,426
                                     47,519,417          46,612,008

 Less accumulated depreciation
  and amortization                   27,512,571          25,878,476
                                     20,006,846          20,733,532
                                    $24,456,208         $23,663,671

<F1>See accompanying notes to unaudited financial statements.

 LIABILITIES AND SHAREHOLDERS' EQUITY
                                   February 29,            May 31,
                                      1996                  1995
Current Liabilities:
 Current installments of
  long-term debt                  $   661,141          $   661,141
 Accounts and other payables          919,178              319,721
 Accrued claims                        62,204              154,605
 Deferred revenue                     479,068              412,224
 Accrued liabilities                  853,812              542,627

     Total current liabilities      2,975,403            2,090,318

Long-term debt, less
  current installments              9,240,542            9,578,025

Deferred income taxes               2,425,129            2,425,129

Commitments and Contingencies

Combined shareholders' equity:
 Capital Stock, without par
 value, stated value $.30 per
 combined share, Blue Ridge
 and Big Boulder each have
 authorized 3,000,000 shares
 and each have issued 2,198,148
 shares as of February 29, 1996
 and as of May 31, 1995               659,444              659,444

Capital in excess of stated
	value                              1,461,748            1,461,748

Earnings retained in the
 business                           8,950,175            8,705,240

                                   11,071,367           10,826,432

LESS: Cost of 194,134 Shares of
      Capital Stock in Treasury     1,256,233        		  1,256,233

                                    9,815,134            9,570,199

                                  $24,456,208          $23,663,671

<F1>See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
                             Three Months Ended       Nine Months Ended
                              Feb.29     Feb.28       Feb.29      Feb.28
                               1996       1995         1996        1995
Revenues:
 Ski operations           $8,980,548  $6,783,088    $8,980,548   $6,783,088
 Real estate management      706,441     615,763     2,394,511    2,085,757
 Rental income               404,544     407,731     1,182,106    1,183,752
 Disposition of land               0      62,262             0       62,262

                          10,091,533   7,868,844    12,557,165   10,114,859
Costs and expenses:
 Ski operations            7,995,617   6,451,780     7,984,667    6,451,780
 Real estate management      666,285     580,529     2,248,757    2,003,479
 Rental income               215,594     197,650       599,026      598,644
 Cost of properties                0       3,687             0        3,687
 General & administra-
  tive expenses              258,731     242,166       730,542      708,409

                    					  9,136,227   7,475,812    11,562,992    9,765,999

Income from operations       955,306     393,032       994,173      348,860
Other income (expense):
 Interest & other income      11,901      10,774        57,101       57,752
 Interest expense           (220,098)   (224,630)     (656,219)    (665,444)
                    					   (208,197)   (213,856)     (599,118)    (607,692)
Income (loss) before
 income taxes                747,109     179,176       395,055     (258,832)
Provision (credit) for
 income taxes                283,901      66,300       150,120      (95,800)

Net Income (Loss)            463,208	    112,876       244,935     (163,032)

Net Income(Loss) per
  weighted average
  combined shares
  outstanding-2,004,114      $0.23       $0.06         $0.12       $(0.08)

BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

Nine Months ended February 29 & 28		        1996	             1995
Cash flows from Operating
  Activities:
 Net Income (Loss)                      $  244,935        $  (163,032)
 Adjustments to reconcile net
  income to net cash provided by
   operating activities:
   Depreciation & amortization           1,634,095          1,726,521
   Deferred revenue                        253,351            262,910
 Changes in assets & liabilities:
  Accounts & other receivables              64,290             16,605
  Income tax refund                              0             40,000
  Prepaid expenses & other
   current assets                         (151,154)          (135,005)
  Accounts payable                         599,457            521,374
  Accrued income taxes
   & other liabilities                      32,277           (246,555)
Net cash provided by operating
  activities                             2,677,251          2,022,818
Cash Flows (used in) from
  Investing Activities:
 Collection of mortgage
  receivables                               10,445             21,523
 Additions to properties                  (907,409)        (1,297,495)
Net cash used in investing
 activities                               (896,964)        (1,275,972)
Cash flows (used in) from
 Financing Activities:
  Purchase of Treasury stock                     0           (610,061)
  Proceeds from notes payable, bank        900,000            875,000
  Payment of notes payable, bank          (900,000)        (1,075,000)
  Payment of long-term debt               (337,483)          (387,328)
Net cash used in financing activities     (337,483)        (1,197,389)
Net increase (decrease) in cash &
  cash equivalents                       1,442,804           (450,543)
Cash & cash equivalents,
  beginning of period                    2,085,287          2,888,611
Cash & cash equivalents,
  end of period                         $3,528,091         $2,438,068
Supplemental disclosures of cash
 flow information:
 Cash paid (received) during period:
  Interest                              $  656,219          $ 664,546
  Income taxes                          $   16,232          $ (15,659)

<F1>See accompanying notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of Management, the accompanying unaudited condensed combined financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 29, 1996, the results of operations for the three month periods ended February 29, 1996 and February 28, 1995, and the results of operations and the statements of cash flows for the nine month periods ended February 29, 1996 and February 28, 1995.

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

3. The provision (credit) for income taxes for the nine months ended February 29, 1996 and February 28, 1995, respectively, represents the alocation of the estimated annual effective tax rate for the 12 months ending May 31, 1996 and 1995, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income (loss) for the three months and nine months ended February 29, 1996, (Fiscal 1996) was $.23 and $.12 per share. For the same periods of the preceding year (Fiscal 1995), the net income was $.06 and $.(08) per share.

The revenues of $12,577,165 for the first nine months of Fiscal 1996 increased by $2,442,306 when compared to the same period in Fiscal 1995. The Companies experienced increases in ski operations of $2,197,460 and real estate management of $308,754. These increases were offset by decreases in rental income of $1,646 and disposition of land of $62,262.

The revenues of $10,091,533 for the third quarter of Fiscal 1996 increased by $2,222,689 when compared to the same period in Fiscal 1995. The Companies experienced increases in ski operations of $2,197,460 and real estate management of $90,678. These increases were offset by decreases in rental income of $3,187 and disposition of land of $62,262.

The increase in ski operation revenues for the three and nine months ended February 29, 1996, is attributed to the increased number of skier visits and additional profit centers.

Real estate management increases for the first nine months of Fiscal 1996 are attributed to increased revenue from recreational activities includ-ing festivals and Splatter of $139,852, fees for services provided to the trusts of $7,711, leases of $49,151, and commissions in resort communi-ties of $126,780. These increases were offset by a decrease in marketing fees from resale of homes of $14,740.

Real estate management increases for the third quarter of Fiscal 1996 are attributed to increased revenue from commissions in resort communi-ties of $84,603, leases of $40,646, and service provided to the trust of $5,087. These increases were offset by decreases in marketing fees from resale of homes of $32,264 and recreation activities of $7,394.

Rental income decreases for the third quarter and first nine months of Fiscal 1996 are attributed to decreased revenue from investment properties.

Disposition of land decreases for the third quarter and first nine months of Fiscal 1996 are due to no land sales.

Combined expenses for the first nine months of Fiscal 1996 increased by $1,796,993 when compared to the same period of Fiscal 1995. The Companies experienced increased costs in ski operations by $1,532,887, rental operations of $382, general and administrative expenses of $22,133, and real estate management of $245,278. These increases were offset by decrease of cost of properties disposed of $3,687.


Combined expenses for the third quarter of Fiscal 1996 increased by $1,660,415 when compared to the same period of Fiscal 1995. The Companies experienced increased costs in ski operations of $1,543,837, rental operations of $17,944, general and administrative expenses of $16,565, and real estate management of $85,756. These increases were offset by a decrease in cost of properties disposed of $3,687.

Ski operations costs increased for the third quarter and first nine months of Fiscal 1996 due to a longer ski season and additional profit centers.

Real estate management cost increase for the first nine months of Fiscal 1996 when compared to the same period in Fiscal 1995 because of increased cost of recreational activities including Splatter and festivals of $185,823, services provided to the trust of $20,807, marketing fees from resale of homes in our resort communities of $324 rents and royalties of $41,344 and leasing commission in resort communities of $55,751. These increases were offset by a decrease in land parcel development of $58,771.

Real estate management cost increases for the third quarter of Fiscal 1996 when compared to the same period in Fiscal 1995 are attributed to increased cost of rents and royalties of $19,925, recreational activities including Splatter and festivals of $27,351, leasing commission in resort communities of $55,751. These increases were offset by decreases in services provided to the trust of $6,888, marketing fees from resale of homes in our resort communities of $2,351 and land parcel development of $8,032.

Rental operation costs and expenses increase for the third quarter and first nine months of Fiscal 1996 are attributable to investment properties.

Cost of properties disposed decreases for the third quarter and first nine months of Fiscal 1996 are associated with no land sales.

Increases in general and administrative expenses for the third quarter and first nine months of Fiscal 1996 are attributed to supplies and services increases.

Interest and other income increases for the third quarter and decrease for the first nine months of Fiscal 1996 are attributed to average interest rates on short-term investments.

Decreases in interest expense for the third quarter and first nine months of Fiscal 1996 are due to our variable rate loans.

The effective income tax rate for the first nine months of Fiscal 1996 of 38%, as compared to 37% for Fiscal 1995. State taxes account primarily for the Fiscal 1996 and 1995 effective rate being greater than the federal statutory rate of 34%

Financial Condition, Liquidity and Capital Resources

Working capital as of February 29, 1996 increased by $681,380 compared to May 31, 1995. This was due principally to increase of cash.

The change in the balances of accounts receivable, deferred operating costs and accrued liabilities from May 31, 1995 to February 29, 1996, was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.



Moving Forward

Capital expenditures for Fiscal 1996 included expansion of the Tubing Hill at Jack Frost Mountain and the construction of a complete Tubing facility at Big Boulder Ski Area.

Future capital improvements include the installation of an additional 10,000 C.F.M. of air at Jack Frost Mountain to enhance our snowmaking ability and the addition of 40 sites at our Fern Ridge Campground. The Companies have adequate capital resources to fund these projects.

We are expanding our Summer activities with the 1st Annual Pocono
American Roots Music Festival on June 22nd and 23rd at Big Boulder Ski
Area.

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




FORM 10-Q

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                           BLUE RIDGE REAL ESTATE COMPANY
                               BIG BOULDER CORPORATION
                                    (Registrant)



                                 		(Signature)
                             	      Gary A. Smith, President


                                   (Signature)
                                    Russell S. Mollath, Chief
                                    Accounting Officer



Date: April 12, 1996