Form 10-K
period 1996-05-31
BLUE RIDGE REAL ESTATE CO; BIG BOULDER CORP/PA
filed 1996-08-27
CIK 12779, 277666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-K

(x) ANNUAL REPORTS* PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended MAY 31, 1996
OR
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transtion period from ............ to............

                                  0-2844 (Blue Ridge)
            Commission File No.   0-2843 (Big Boulder)

BLUE RIDGE REAL ESTATE COMPANY
________________________ BIG BOULDER CORPORATION___________________________
(exact name of Registrants as specified in their charters)

State or other jurisdiction of incorporation or organization: Pennsylvania

                                          24-0854342 (Blue Ridge)
I.R.S. Employer Identification Number:    24-0822326 (Big Boulder)


Address of principal executive office:    Blakeslee, Pennsylvania
                             Zip Code:    18610

Registrants' telephone number, including area code:    717 - 443 - 8433

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

   Common Stock, without par value, stated value $.30 per combined share*

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days:  Yes  X     No____
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.     (X)
     The aggregate market value of common stock, without par value, stated value $.30 per combined share, held by non-affiliates at August 16, 1996, was $13,527,095. The market value per share is based upon the per share cost of shares as indicated by NASDAQ on May 31, 1996. There is no established public trading market for the Companies' stock.
     Number of shares outstanding of each of the issuer's classes of common stock.
            Class                        Outstanding August 16, 1996
Common Stock, without par value                  2,004,014 Shares
   stated value $.30 per
   combined share

DOCUMENTS INCORPORATED BY REFERENCE
     Specified portions of the Companies' 1996 Annual Report to Shareholders are incorporated by reference into Part II hereof.

     Specified portions of the Companies' definitive Proxy Statement for the October 7, 1996 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.
____________________
     *Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (the "Corporations") and under the By-Laws of the Corporations, shares of the Corporations are combined in unit certificates, each certificate repre-senting the same number of shares of each of the Corporations. Shares of each Corporation may be transferred only together with an equal number of shares of the other Corporation. For this reason, a combined Blue Ridge/ Big boulder Form 10-K is being filed. Except as otherwise indicated, all information applies to both Corporations.

FORM 10-K
PART I
ITEM 1.  BUSINESS
BLUE RIDGE REAL ESTATE COMPANY
Blue Ridge Real Estate Company ("Blue Ridge"), which was incorporated in Pennsylvania in 1911, is believed to be one of the largest owners of investment property in Northeastern Pennsylvania. It owns 18,852 acres of land which are predominately located in the Pocono Mountains. These lands are held entirely as investment property. Income is derived from these lands through leases, selective timbering by others, condemnation, sales, and other dispositions. Blue Ridge also owns the Jack Frost Mountain Ski area which is leased to Jack Frost Mountain Company, a 150-site campground a retail stosre leased to Wal-Mart and a shopping center. The ski area, campground retail store and shopping center are more fully described under

Item 2.
Jack Frost Mountain Company, a wholly-owned subsidiary of Blue Ridge was incorporated in Pennsylvania in 1980 and commenced operations on June 1, 1981. It was created to lease and operate the Jack Frost Mountain Ski Area and to provide certain services to other facilities, such as the Snow Ridge resort community, and to operate recreational facilities located within the Jack Frost Mountain tract.

Northeast Land Company, a wholly owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1967. The major assets of the company consist of 103 acres of land in Northeast Pennsylvania. Revenues during the current year are from managing the rental homes at Snow Ridge, Blue Heron, Laurelwoods and Midlake as resort accommodations, and from real estate commissions for the sale of homes at these resort communities. Northeast Land Company also receives revenue from a land lease to a Burger King franchise.

Northeast Land Company was the developer of the resort community known as Midlake located on Big Boulder Lake. This project, located adjacent to the Big Boulder Lake shore directly west of Blue Heron, was completed in the Summer of 1989 and consists of 132 resort homes.

BRRE Holdings, Inc., a wholly-owned subsidiary of Blue Ridge, was incorporated in Delaware in 1986. It was established for investment purposes.

Blue Ridge employs 28 full-time employees. Jack Frost Mountain Company, which operates the Jack Frost Mountain Ski Area, has 24 full-time employees and during the skiing season there are approximately 376 additional employees. Northeast Land Company has 9 full-time employees.

BIG BOULDER CORPORATION

Big Boulder Corporation ("Big Boulder") was incorporated in Pennsylvania in 1949. The major assets of the company are 929 acres of land, which includes a 175 acre lake, the Big Boulder Ski Area, and the Blue Heron Grille. The principal source of revenue for Big Boulder is derived from the Big Boulder Ski Area which is leased to Lake Mountain Company.

Lake Mountain Company, a wholly-owned subsidiary of Big Boulder Corporation was incorporated in Pennsylvania in 1983 and commenced operations on June 1, 1983. It was created to lease and operate the Big Boulder Ski Area, to provide certain services to other facilities, such as the Blue Heron, Midlake and Laurelwoods resort communities, and operate the recreational facilities as they are located within the Big Boulder Lake tract.

The Blue Heron Grille is currently being leased to a restaurant operator.

BBC Holdings, Inc., a wholly-owned subsidiary of Big Boulder, was incorporated in Delaware in 1986. It was established for investment purposes.

Big Boulder has no employees. Lake Mountain Company, which operates the Big Boulder Ski Area, has 28 full-time employees. During the skiing season, there are approximately 525 additional employees.

INDUSTRY SEGMENT INFORMATION
Information with respect to industry segments is presented in Note 13 to the Registrants' financial statements included in Item 8.

The quarterly results of operations for 1996, 1995 and 1994 reflect the cyclical nature of the Companies' business since (a) the Companies' two ski facilities operate principally during the months of December through March and (b) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses, net of revenues received in advance attributable to the ski facilities for the months of June through November, are deferred and recognized as revenue and operating expenses, ratably, over the operating period.

ITEM 2.  PROPERTIES
	A.	BLUE RIDGE REAL ESTATE COMPANY
The physical properties of Blue Ridge consist of approximately 18,955 acres owned by Blue Ridge and Northeast Land Company, the Jack Frost Mountain Ski Area, the Fern Ridge Campground, the Wal-Mart Store, the Dreshertown Shopping Center, a sewage treatment facility, corporate headquarters building, and other miscellaneous facilities.

SKI FACILITIES
The Jack Frost Mountain Ski Area, under lease to Jack Frost Mountain Company since June 1, 1981, is located near White Haven, Carbon County, Pennsylvania, and commenced operations in December 1972. The Jack Frost Mountain Ski Area consists of twenty-one slopes and trails including a snowboard slope, snow-mobile course, snowtubing hill, four double chairlifts, two triple chair-lifts, one quad chairlift, and various buildings including a Summit Lodge with food service, a cocktail lounge, a ski shop, and a ski rental shop. The total lift capacity per hour is 10,800 skiers. These lifts are in good condition and are operated as needed during the ski season. These facilities are situated on approximately 473 acres owned by Blue Ridge and leased to Jack Frost Mountain Company. The total capital investment in the ski area is $17,267,494, the major portion of which represents the cost of the slopes and trails, chairlifts, snowmaking equipment, water supply, roads and parking areas, and all buildings including the Summit Lodge. The remainder is for furnishings and equipment for the Summit Lodge, trucks, maintenance equipment, and miscellaneous outside equipment. At May 31, 1996, the outstanding debt on the Jack Frost Mountain Ski Area was $903,144.

REAL ESTATE MANAGEMENT OPERATIONS
The Wal-Mart Store located in Laurens, South Carolina, was acquired in September 1990 for cash consideration of $2,190,470 which was the total capital investment at May 31, 1996. The building consists of 70,000 square feet, located on 10.217 acres of land and is leased to Wal-Mart on a triple net basis through January 31, 2014. At May 31, 1996, a mortgage totaling $1,477,654 was outstanding on this property.

The Dreshertown Plaza Shopping Center, Dresher, Montgomery County, Pennsylvania, was acquired in July, 1986 for consideration of $4,592,579. The center consists of approximately 99,233 square feet located on approxi-mately 15 acres of land. On May 31, 1996, the center was 96% occupied under leases expiring on various dates from August 31, 1996 to August 31, 2006. The total capital investment in the shopping center is $5,304,971. At May 31, 1996, a mortgage totaling $5,436,135 was outstanding on this property.

The Fern Ridge Campground is located at the intersection of Route 115 and Interstate 80 in Monroe County, Pennsylvania. This campground is built on 85 acres and consists of 150 campsites, 75 with water and electric.
Its operating period is from April 1 through September 30. At May 31, 1996, the Company's investment in this facility was $296,269.

Blue Ridge owns 18,852 acres of land which are predominately located in the Pocono Mountains. The majority of this property is leased to various hunting clubs. Blue Ridge also owns several cottages in the area that are leased to private individuals.

Blue Ridge owns and leases to Jack Frost Mountain Company a sewage treatment facility to serve the resort housing at Jack Frost Mountain. The total investment in this facility at May 31, 1996 was $1,195,170 with outstanding debt of $214,675.

Blue Ridge also owns The Sports Complex at Jack Frost Mountain which consists of a swimming pool, fitness trail, tennis courts, and accompanying buildings. The Stretch is an exclusive fishing club. The Corporate Office Building is located on Route 940 and Mosey Wood Road.

Northeast Land Company owns 103 acres of land which are located in the Pocono Mountains.

For the fiscal year ended May 31, 1996, revenues from operations of Blue Ridge and its subsidiaries amounted to $9,407,238 Approximately 59% of this revenue or $5,555,210 was derived from the Jack Frost Mountain Ski Area which operated 108 days during the fiscal year.

B.	BIG BOULDER CORPORATION
The physical properties owned by Big Boulder consist of approximately 929 acres, the Big Boulder Ski Area, a sewage treatment facility, a 200 foot communications tower, and the Blue Heron Grille.

SKI FACILITIES
The Big Boulder Ski Area's physical properties have been leased to Lake Mountain Company since June 1, 1983, and are located in Kidder Township, Carbon County, Pennsylvania. Big Boulder Ski Area commenced operations in 1947. The Big Boulder Ski Area contains fourteen slopes and trails including a snowboard slope, five double chairlifts, two triple chairlifts, and various buildings including a base lodge, providing food service, a cocktail lounge, a ski shop and a ski rental service. The total lift capacity per hour is 9,600 skiers. These lifts are in good condition and are operated as needed during the ski season. These facilities are situated on approxi-mately 90 acres owned by Big Boulder. The total capital investment in the ski area is $12,899,656. At May 31, 1996, the outstanding debt on the Big Boulder Ski Area was $1,330,047.

REAL ESTATE MANAGEMENT OPERATIONS
A sewage treatment facility was constructed by Big Boulder Corporation to serve the resort housing within the Big Boulder tract. The facility has the capacity of treating 225,000 gallons per day and is leased to Lake Mountain Company for operation. The capital investment in the facility at May 31, 1996, was $1,698,917 with an outstanding debt of $332,512 at that date.

Big Boulder Corporation constructed the Blue Heron Grille which consists of 8,800 square feet and is located on the east shore of Big Boulder Lake, Kidder Township, Carbon County, Pennsylvania. The facility, leased to a private operator, commenced operations in May 1986. The restaurant has dining capacity for 100 patrons with a nightclub. The capital investment in the facility at May 31, 1996 was $1,563,626.

Big Boulder owns 929 acres of land which are located in the Pocono Mountains. The Big Boulder Lake Club includes a 175 acre lake, swimming pool, tennis courts, boat docks and accompanying buildings.

For the fiscal year ended May 31, 1996, revenues from operations of Big Boulder amounted to $5,901,748. Approximately 83% of this revenue of $4,899,344 was derived from the Big Boulder Ski Area which operated 104 days during that fiscal year.

ITEM 3.	LEGAL PROCEEDINGS
	Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
	Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANTS
                        								Age        Office Held Since

		Michael J. Flynn               61                1991
  Chairman of the Board

  Gary A. Smith                  53                1992
		President

		Melanie Murphy                 36                1996
		Vice President-Operations

All officers of the Registrants serve for a one-year period or until their election at the first meeting of the Board of Directors after the Annual Meeting of Shareholders.

Michael J. Flynn was elected Chairman of the Board of the Registrants on July 11, 1991. He is Vice Chairman of the Board of Kimco Realty Corporation since January 1996. Mr. Flynn serves as a Director of Kimco Realty Corporation. Mr. Flynn was formerly Chairman of the Board and President of Slattery Associates, Inc. and Director of Slattery Group, Inc. from 1987 until December, 1995.

Gary A. Smith was appointed President in July, 1992. He has been employed by the Registrants on a full-time basis since September 1982; he was appointed Vice President and Treasurer in July 1983 and Senior Vice President in September 1987.

Melanie Murphy was appointed Vice President-Operations in June, 1996. She has been employed by the Registrants on a full-time basis since July, 1985.

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          _______RELATED STOCKHOLDER MATTERS__________
Information required with respect to Registrants' common stock and related shareholder matters is incorporated herein by reference to the caption entitled "Price Range of Common Shares and Dividend Information" on Page 13 of the Fiscal 1996 Annual Report to Shareholders.

ITEM 6.	SELECTED FINANCIAL DATA
Information required with respect to the specified financial data is incorporated herein by reference to Page 13 of the Fiscal 1996 Annual Report to Shareholders.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ________CONDITION AND RESULTS OF OPERATIONS______
Information required with respect to Registrants' financial condition, changes in financial condition and results of operations is incorporated herein by reference to Pages 14 through 15 of the Fiscal 1996 Annual Report to Shareholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The required financial statements are incorporated herein by reference to Pages 2 through 12 of the Fiscal 1996 Annual Report to Shareholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          _ON ACCOUNTING AND FINANCIAL DISCLOSURES_____
	Not applicable.

PART  III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

The information concerning Directors required by Item 10 of Form 10-K is set forth under the caption "Election of Directors" in the Registrants' defini-tive Proxy Statement for the 1996 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

The information concerning Executive Officers required by Item 10 of Form 10-K is set forth in Item 4A of this report.

           CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANTS
                                                 Employed in Present
		                                           Age     __Position Since___
           Carl V. Kerstetter                 45             1991
           President -
            Northeast Land Company
           Vice President
            Jack Frost Mountain Company
            Lake Mountain Company

Carl V. Kerstetter has been employed by the Registrants on a full-time basis for more than five years.

ITEM 11.	EXECUTIVE COMPENSATION
The information concerning Executive Compensation required by Item 11 of Form 10-K is set forth under the caption "Remuneration of Executive Officers and Directors" in the registrant's definitive Proxy Statement for the 1996 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          __________OWNERS AND MANAGEMENT_________
The information required by Item 12 of Form 10-K is set forth under the caption "Holdings of Common Stock" in the Registrants' definitive Proxy Statement for the 1996 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
	Not applicable.

PART IV
ITEM 14(a).	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          	________AND REPORTS ON FORM 8-K________
Financial statements included in Registrants' Fiscal 1996 Annual Report to Shareholders on Pages 2 through 12 are incorporated by reference. The Report of Independent Accountants for the combined financial statements appears on Page 14 of this Form 10-K.

(b)	Financial Statement Schedules
The following is a list of financial statement schedules filed as part of this Annual Report on Form 10-K. The report of Independent Accountants for the financial statement schedule appears on Page 29 of this Form 10-K. All other schedules omitted herein are so omitted because either (1) they are not applicable, (2) the required information is shown in the financial state-ments, or (3) conditions are present which permit their omission, as set forth in the instructions pertaining to the content of financial statements:

          Schedules:    III.  Real Estate and Accumulated Depreciation
                         IV.	Mortgage Loans on Real Estate

(c)		Reports on Form 8-K
A Form 8-K was filed August 7, 1996, to report a change in the fiscal year end from May 31 to March 31, taking effect March 31, 1997. This change was approved by the Board of Directors on July 24, 1996.

(d)		Exhibits, Including Those Incorporated by Reference

The following is a list of Exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

	                                              Legend for
	                                              Documents
                                               Incorporated      Page
 Articles of Incorporation and By-Laws         By Reference     Number

	3( 1).1  Articles of Incorporation                    (1)
 3( 1).4  Articles of Amendment                        (2)
 3(ii).1  By-Laws of Blue Ridge Real Estate Company
                as amended through July 25, 1990       (9)
 3(ii).2  By-Laws of Big Boulder Corporation
                as amended through July 25, 1990       (9)

ITEM 14.		EXHIBITS, FINANCIAL STATEMENT SCHEDULES
			________AND REPORTS ON FORM 8-K________
	                                              Legend for
 										                                    	Documents
                                               Incorporated
		                                             By Reference
Instruments Defining the Rights of Security
      ________Holders including Indentures______
4.1      Specimen Certificate for Shares of          (1)
                 Common Stock
4.2      Security Combination Agreement              (1)
4.3      Revised Specimen Unit Certificates
       			for shares of common stock                 (7)

     Material Contracts
              Financial Agreements
10.1.1    Mortgage Relating to the Construction
          of the Jack Frost Mountain Ski Area        (2)
10.1.2    Construction Loan - Jack Frost
          Mountain Ski Area                          (3)
10.1.3    Loan from PNC Bank, Wilkes-Barre           (4)
10.1.4    First Mortgage, Principal Mutual,
          Building leased to Wal-Mart                (8)
10.1.15   First Mortgage, American International
          Life Assurance Company - Dreshertown
          Plaza Shopping Center                      (9)

              Acquisition of Properties
10.2.1    Acquisition of Dreshertown Plaza
          Shopping Center                            (6)
10.2.2    Acquisition of Building leased to
          Wal-Mart                                   (8)

              Lease
10.3.1    Building leased to Wal-Mart

          Agreement with Executive Officers and Director
10.4.1    Stock Option - Michael J. Flynn            (10)

          Subsidiaries of the Registrants
21.1 List of the Subsidiaries of the Registrants     (6)

		    (1) Filed September 23, 1966 as an Exhibit to Form
                  10 and incorporated herein by reference

      (2) Filed August 22, 1973 as an Exhibit to Form
                  10-K and incorporated herein by reference

      (3) Filed August 27, 1975 as an Exhibit to Form
                  10-K and incorporated herein by reference

ITEM 14.		EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               _______AND REPORTS ON FORM 8-K__________ - (Continued)

               Subsidiaries of the Registrants - (Continued)
21.1 List of the Subsidiaries of the Registrants (6)

   			(4)	Filed February 7, 1975 as an Exhibit to Form
			            	  8-K and incorporated herein by reference

			   (5)	Northeast Land Company - Incorporated in
				             Commonwealth of Pennsylvania
				      Jack Frost Mountain Company - Incorporated
				             in Commonwealth of Pennsylvania
				      Lake Mountain Company - Incorporated in
				             Commonwealth of Pennsylvania
				      Big Boulder Lodge, Inc. - Incorporated in
				             Commonwealth of Pennsylvania
				      BRRE Holdings, Inc. - Incorporated in
				             State of Delaware
				      BBC  Holdings, Inc. - Incorporated in
				             State of Delaware

	   		(6) Filed August 28, 1987 as an Exhibit to Form
				      10-K and incorporated herein by reference

   			(7)	Filed August 28, 1990 as an Exhibit to Form
			     	 10-K and incorporated herein by reference

   			(8)	Filed August 26, 1991 as an Exhibit to Form
			     	 10-K and incorporated herein by reference

   			(9)	Filed August 27, 1993 as an Exhibit to Form
			     	 10-K and incorporated herein by reference

	    (10) Filed August 26, 1994 as an Exhibit to Form
     				 10-K and incorporated herein by reference

     (11) Filed August 29, 1995 as an Exhibit to Form
          10-K and incorporated herein by reference.

			Copies of Exhibits are available to Shareholders by contacting Lois K. McCurdy, Secretary, Blakeslee, PA 18610. A charge of $.25 per page to cover the Registrants' expenses will be made.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE REAL ESTATE COMPANY             BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION                    BIG BOULDER CORPORATION

By:___________________________        By:___________________________
        Gary A. Smith                        Russell S. Mollath
        President                            Chief Accounting Officer
Dated:________________________        Dated:________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Each person in so signing also makes, constitutes and appoints Gary A. Smith, President, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

_______Signature_______       __________Title___________      ____Date___
 Michael J. Flynn             Chairman of the Board
 Gary A. Smith                President
                              Chief Operating Officer
                              Principal Financial Officer
 Kieran E. Burke              Director
 Milton Cooper                Director
 Allen J. Model               Director
 Wolfgang Traber              Director

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Blue Ridge Real Estate Company
and Big Boulder Corporation


Our report on the combined financial statements of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 12 of the 1996 Annual Report to Shareholders of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules on pages 15 to 17 inclusive of this Form 10-K.

In our opinion, these financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
July 26, 1996

COMBINED SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION
                        MAY 31, 1996
Column A            Column B         Column C               Column D
                                     Initial Cost       Cost Capitalized
                                     to Company           Subsequent To
                     Encum-               Buildings &
Description          brances       Land   Improvements     Improvements
Land located
in N.E.Penna.
including
various
improvements                    1,867,766      49,915         6,725,314

Corporate
Building                                      282,918           151,594

Buildings Leased
to Others
Eastern Penna.
Exchanged Asset-
Shopping Center      5,700,000    780,700   4,554,235                 0
Other                        0          0           0           325,157
Laurens,S.C.         1,452,522    276,000   1,914,470                 0
TOTAL                7,152,522  2,924,466   6,801,538         7,202,065
                                    Column E                   Column F
                        Gross Amount at which Carried
Land located              at Close of Period (1)(2)
in N.E.Penna.                        Build-                     Accumu-
including                             ing &                       lated
various                              Improve-                   Deprecia-
improvements            Land          ments        Total        tion
                     1,867,766      6,725,314    8,593,080     3,885,367
Corporate
Building                              434,512      434,512       192,551
Buildings Leased
to Others
Eastern Penna.
Exchanged Asset-
Shopping Center        780,700      4,554,235    5,334,935     2,058,324
Other                        0        325,157      325,157        64,692
Laurens, S.C.          276,000      1,914,470    2,190,470       401,523
TOTAL                2,924,466     13,953,688   16,878,154     6,602,457

                           Column G      Column H       Column I
                                                         Life on
                            Date of                     which Depre-
                           Construc-       Date          ciation in
                             tion        Acquired      Latest income
                                                       Statement is
                                                          Computed
Land located
in N.E. PA
including
various
improvements               Various       Various       5 to 30 Years

Corporate
Building                                   1982       10 to 30 Years

Buildings leased
to Others
Others
Eastern Penna.
Exchanged Asset-
Shopping                     N/A         Various       5 to 30 Years
Other                        N/A         Various       5 to 30 Years
Laurens, S.C.                N/A         Various       5 to 30 Years
TOTAL

(1) Activity for the three years ended May 31, 1996 is as follows:
                                          1996        1995         1994
Balance at beginning of year        16,875,710   16,934,242  16,934,242
Additions during year:
 Acquisition                                 0           0      225,000
 Improvements                          181,260           0            0
 (reclassify)                         (178,816)    (54,845)
                                         2,444     (54,845)           0
                                    16,878,154  16,879,397   16,934,242
Deductions during year:
Cost of real estate sold                     0       3,687            0
Balance at end of year              16,878,154  16,875,710   16,934,242

(2) The aggregate cost for Federal Income Tax purposes at May 31, 1996 is $13,640,298
(3) Activity for the three years ended May 31, 1996 is as follows:

                                          1996        1995         1994
Balance at beginning of year         5,996,856   5,334,921    4,677,142
Additions during year:
 Current year depreciation             605,601     661,935      657,779
 Less retirements                            0           0            0
Balance at end of year               6,602,457   5,996,856    5,334,921


COMBINED SCHEDULE IV.  MORTGAGE LOANS ON REAL ESTATE - MAY 31, 1996
Column A          Column B      Column C      Column D        Column E
                                 Final        Periodic
                  Interest      Maturity       Payment          Prior
Description         Rate          Date          Terms           Liens
First Mortgages:
Land located
in N.E. Penna.       11%         May 1997    $2,480 Qtrly.
                                             plus interest      None

Land located
in N.E. Penna.                 Aug.  1996    $250 monthly       None


                                Column F       Column G       Column H
                                                             Principal
                                                             Amount of
                                               Carrying     Loans Subject
                                  Face          Amounts     to delinquent
                                Amounts of     Mortgages    Principal or
                                Mortgages        (1)(2)       Interest
First Mortgages:
Land located
in N.E. Penna.                     99,191        12,399            None

Land located
in N.E. Penna.                      7,500           750            None
                                  106,691        13,149               0

(1) Activity for the three years ended May 31, 1996 is as follows:
                                           1996         1995       1994
Balance at beginning of year             26,824       55,407    100,926
Additions during year:
 New mortgage loans arising
  from real estate sales                      0            0      7,500
                                         26,824       55,407    108,426
Deductions during year:
 Collections of principal                13,675       28,583     53,019
                                         13,675       28,583     53,019
Balance at end of year                   13,149       26,824     55,407

(2) The aggregate cost for Federal Income Tax purposes at 5/31/96 is
       $13,149