Form 10-Q
period 1996-08-31
BLUE RIDGE REAL ESTATE CO; BIG BOULDER CORP/PA
filed 1996-10-09
CIK 12779, 277666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C.  20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended August 31, 1996
(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from .......... to..........

                                        0-28-44 (Blue Ridge)
          Commission File No.           0-28-43 (Big Boulder)

BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION

State of other jurisdiction of incorporation or organization:Pennsylvania
                                         24-0854342 (Blue Ridge)
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

                          YES  X             NO  ___

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the close of the period of this report:

              Class                   Outstanding at August 31, 1996
Common Stock, without par value                 2,004,014
stated value $.30 per combined share*

*Under a Security Combination Agreement between Blue Ridge Real Estate Company ( Blue Ridge ) and Big Boulder Corporation ( Big Boulder ) (referred to as the Corporations ) and under the By-Laws of the Corporations, shares of the Corporations are combined in unit certificates, each certificate representing the same number of shares of each of the Corporations. Shares of each Corporation may be trans-ferred only together with an equal number of shares of the other Corporation. For this reason, a combined Blue Ridge/Big Boulder Form 10-Q is being filed. Except as otherwise indicated, all information applies to both Corporations.

INDEX

PART I - FINANCIAL INFORMATION
                                                       Page No.
Item 1 - Financial Statements
         Combined Condensed Balance Sheets
         August 31, 1996 and May 31, 1996               1 & 2

         Combined Condensed Statements of
         Operations - Three months ended
         August 31, 1996 and 1995                         3

         Combined Condensed Statements of
         Cash Flows - Three months ended
         August 31, 1996 and 1995                         4

         Notes to Financial Statements                    5

Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                  6 & 7

PART II - OTHER INFORMATION                               8

Signatures                                                8



BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)

<CAPTIONS>
ASSETS
                                          August 31,         May 31,
                                               1996            1996
Current Assets:
Cash (including interest bearing
deposits of $274,983 at August 31,
1996 and $1,770,546 at May 31, 1996         $506,957      $1,958,963

Marketable securities                        293,588         293,588
Current installments of mortgage
notes receivable                              12,399          10,670
Accounts receivable                          134,690         334,397
Inventories                                  105,814         123,257
Prepaid expenses, principally
insurance and real estate taxes              808,450         766,921
Deferred operating costs-net of
deferred revenue-ski facilities              951,643             ---
Total current assets                       2,813,541       3,487,796

Mortgage notes receivable, less
current installments                             ---           2,479
Other non-current assets                      71,297          71,297
Properties:
Land, principally unimproved               1,867,766       1,867,766

Land improvements, buildings and
equipment                                 46,558,259      45,779,980
                                          48,426,025      47,647,746

Less accumulated depreciation
and amortization                          28,191,086      27,999,628
                                          20,234,939      19,648,118

                                         $23,119,777     $23,209,690

<F1>See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                          August 31,         May 31,
                                               1996            1996
Current Liabilities:
  Current installments of long-term debt $   598,827     $   504,681
  Accounts and other payables                289,017         503,063
  Accrued claims                             188,337         204,147
  Deferred revenue                           133,770         293,095
  Accrued income taxes                        89,824          59,098
  Accrued liabilities                        654,528         684,835
    Total current liabilities              1,954,303       2,248,919

Long-term debt, less current installments  9,322,196       9,189,486

Deferred income taxes                      2,157,823       2,157,823

Commitments and Contingencies:
Combined shareholders' equity:
  Capital stock, without par value, stated
  value $.30 per combined share, Blue
  Ridge and Big Boulder each have
  authorized 3,000,000 shares and each
  have issued 2,198,148 shares as of
  August 31, 1996 and as of May 31, 1996     659,444         659444

Capital in excess of stated value          1,461,748       1,461,748

Earnings retained in the business          8,820,496       8,748,503
                                          10,941,688      10,869,695

LESS: cost of 194,134 shares of
    Capital stock in Treasury              1,256,233       1,256,233
                                           9,685,455       9,613,462
                                          23,119,777      23,209,690

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

Three months ended August 31,                   1996             1995
Revenue:
Real estate management                    $1,694,070      $ 1,066,465


Rental operations                            490,550          423,823
                                           2,184,620        1,490,288

Costs and expenses:
Real estate management                     1,418,911          891,403
Rental operations                            228,714          193,829
General & administrative expense             232,611          236,431
                                           1,880,236        1,321,663

Income from operations                       304,384          168,625

Other income (expense):
Interest and other income                     21,165           24,812
Interest expense                            (209,456)        (221,831)
                                            (188,291)        (197,019)

Income(loss) before income taxes             116,093          (28,394)

Provision(credit) for income taxes            44,100          (10,800)

Net income(loss)                             $71,993         $(17,594)

Net income(loss) per weighted average
combined shares outstanding (2,004,014) in
1996 and 1995                                   $.04            $(.01)

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF CASH FLOW(UNAUDITED)
Three months ended August 31,                       1996          1995
Cash flows from operating activities:
Net income(loss)                                $ 71,993     $( 17,594)
Adjustments to reconcile net loss
to net cash used in operating
activities:
Depreciation and amortization                    191,458       210,091
Deferred revenue                                (159,325)     (123,136)
Changes in assets and liabilities:
Accounts and other receivables                   199,707       103,604
Prepaid expenses
Proceeds from notes payable                      363,946           ---
Payment of long-term debt                       (137,090)     (124,097)
Net cash provided (used)
in financing activities                          226,856      (124,097)
Net decrease in cash and cash
equivalents                                   (1,452,006)     (914,235)
Cash and cash equivalents,
beginning of period                            1,958,963     2,085,287
Cash and cash equivalents,
end of period                                 $  506,957    $1,171,052
Supplemental disclosures of cash
flow information:Cash paid during the period:
Interest                                      $  209,456    $  219,713
Income taxes                                      84,000           ---

<F1>See accompanying notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
1. The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc. In the opinion of Management, the accompanying unaudited condensed combined financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 1996 and the results of operations and cash flows for the three month periods ending August 31, 1996 and 1995.

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

3. The provision (credit) for income taxes for the three months ending August 31, 1996 and 1995 represents the allocation of the estimated annual effective tax rate for the 12 months ending May 31, 1996 and 1995, respectively.

4. In July, 1996, the Companies secured a new loan in the amount of $650,000 with an interest rate of 7%. This loan is for additional capital improvements at Jack Frost ski area. This loan will mature in July, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Operations for the First Quarter of Fiscal 1997 results in a profit of $.04 per combined share compared to a loss of $(.01) per combined share for the same period in Fiscal 1996.

Combined revenue of $2,184,620 represents an increase of $694,332 for three months ending August 31, 1996, compared to the same period of the previous year. Real Estate Management increased $627,605 and Rental Income increased $66,727.

Real Estate Management increase in revenue is from recreational activities of $584,944, rental management operations of $62,393, and property management of homes in our resort communities of $4,511. The increases were offset with a decrease in marketing fees from resale of homes in our resort communities.

Rental income increase in revenue is from investment properties.

Interest and Other Income decreased $3,647.

Operating costs increased by $558,573 during the first three months of Fiscal 1997 as compared to the same period in 1996. This was due to increased expense in our recreational activities, rental operations and investment properties. The increases were offset with decreases in our property management, resale of homes.

General and administrative expenses for the first three months of Fiscal 1997 as compared to the same period in 1996, decreased by $3,820, primarily because of supplies.

Interest expense for the first three months of Fiscal 1997, as compared to the same period in 1996, decreased by $12,374 because of retirement of two loans in fiscal 1996.

The effective income tax rate for the First Quarter of Fiscal 1997 was 38%, as compared to 38% for Fiscal Year 1996. State taxes account primarily for the Fiscal 1997 and 1996 effective rates being greater than the federal statutory rate of 34%.

Financial Condition, Liquidity and Capital Resources

Working capital as of August 31, 1996, decreased by $379,639 as compared to May 31, 1996. This was due principally to an increase in deferred ski area operating costs, decrease in deferred revenue, an addition to properties.

The change in the balances of accounts receivable, deferred operating costs and accrued liabilities from May 31, 1996 to August 31, 1996, was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

Moving Forward

Capital expenditures planned for Fiscal 1997 include expansion of our Tubing Hill at Big Boulder and expansion of our snowmaking capacity at Jack Frost. The Companies plan to finance the air expansion through a bank and fund the tubing facilities expansion with internal funds.

Change in Fiscal Accounting Period

At the July 24, 1996, Board of Directors meetings, a change in the fiscal year end was approved from May 31 to March 31. This change will be effective for each of the Companies' 1997 Fiscal Year. The purpose is to have the fiscal reporting period coincide with the operating periods of the profit centers initiated over the last several years.

PART II - OTHER INFORMATION


The Companies have no matters to report with respect to
Items 1, 2, 3, 4, 5, and 6(A) and (B).
FORM 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report
to be signed on its behalf by the undersigned thereunto
duly authorized.
BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION
(Registrant)
_______________________________
(Signature)
Gary A. Smith
President

______________________________
(Signature)
Russell S. Mollath
Chief Accounting Officer

October 11, 1996
    (Date)