Form 10-Q/A
period 1996-08-31
BLUE RIDGE REAL ESTATE CO; BIG BOULDER CORP/PA
filed 1996-11-12
CIK 12779, 277666

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

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

Three months ended August 31,                   1996             1995
Revenue:
Real estate management                    $1,694,070      $ 1,066,465

Rental operations                            490,550          423,823
                                           2,184,620        1,490,288
Costs and expenses:
Real estate management                     1,418,911          891,403
Rental operations                            228,714          193,829
General & administrative expense             232,611          236,431
                                           1,880,236        1,321,663
Income from operations                       304,384          168,625

Other income (expense):
Interest and other income                     21,165           24,812
Interest expense                            (209,456)        (221,831)
                                            (188,291)        (197,019)
Income(loss) before income taxes             116,093          (28,394)

Provision(credit) for income taxes            44,100          (10,800)

Net income(loss)                             $71,993         $(17,594)

Net income(loss) per weighted average
combined shares outstanding (2,004,014) in
1996 and 1995                                   $.04            $(.01)

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF CASH FLOW(UNAUDITED)
Three months ended August 31,                       1996          1995
Cash flows from operating activities:
Net income(loss)                                $ 71,993     $( 17,594)
Adjustments to reconcile net loss
to net cash used in operating
activities:
Depreciation and amortization                    191,458       210,091
Deferred revenue                                (159,325)     (123,136)
Changes in assets and liabilities:
Accounts and other receivables                   199,707       103,604
Prepaid expenses and other current
assets                                          (975,729)     (413,448)
Accounts payable                                (214,046)      (95,165)
Accrued liabilities                              (15,391)     (244,672)
Net cash used in operating activities           (901,333)     (580,320)
Cash flows from investing activities:
Collection of mortgage receivables                   750         3,986
Additions to properties                         (778,279)     (213,804)
Net cash used in investing activities           (777,529)     (209,818)
Cash flows from financing activities:
Proceeds from notes payable                      363,946           ---
Payment of long-term debt                       (137,090)     (124,097)
Net cash provided (used)
in financing activities                          226,856      (124,097)
Net decrease in cash and cash
equivalents                                   (1,452,006)     (914,235)
Cash and cash equivalents,
beginning of period                            1,958,963     2,085,287
Cash and cash equivalents,
end of period                                 $  506,957    $1,171,052
Supplemental disclosures of cash
flow information:
Cash paid during the period:
Interest                                      $  209,456    $  219,713
Income taxes                                      84,000           ---

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

______________________________
(Signature)
Cynthia A. Barron
Chief Accounting Officer

November 11, 1996
    (Date)