Form 10-Q
period 1996-11-30
BLUE RIDGE REAL ESTATE CO; BIG BOULDER CORP/PA
filed 1997-01-14
CIK 12779, 277666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1996

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
		   Class                      Outstanding at November 30, 1996
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

INDEX

                                              											Page No.

PART I - FINANCIAL INFORMATION

  Item 1-Financial Statements
          Combined Condensed Balance Sheets
          November 30, 1996 and May 31, 1996     		       1 & 2

         Combined Condensed Statements of
          Operations - Three Months and Six
          Months Ended November 30, 1996 & 1995                  3

	    Combined Condensed Statements of
          Cash Flows - Six Months Ended
          November 30, 1996 and 1995                             4

         Notes to Financial Statements                           5


Item 2-Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                          6 & 7


PART II - OTHER INFORMATION                                      7

Signatures                                                       8


BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)

     ASSETS                          November 30,         May 31,
                                         1996              1996

Current Assets
 Cash (including interest bearing
  deposits of $171,500 at November
  30, 1996 and $2,064,134 at May
  31, 1996)                         $   220,015          $2,252,551

 Current installments of mortgage
  notes receivable                          ---              10,670
 Accounts receivable                    107,888             334,397
 Inventories                            262,251             123,257
 Prepaid expenses, principally
  insurance and real estate taxes       904,312             766,921
 Deferred operating costs-net of
  deferred revenue-ski facilities     2,115,817                 ---
     Total current assets             3,610,283           3,487,796

Mortgage notes receivable, less
  current installments                      ---               2,479

Other current assets                     71,297              71,297
Properties:
 Land, principally unimproved         1,867,766           1,867,766

 Land Improvements, Buildings
  and equipment                      47,645,539          45,779,980
                                     49,513,305          47,647,746

 Less accumulated depreciation
  and amortization                   28,366,122          27,999,628
                                     21,147,183          19,648,118
                                    $24,828,763         $23,209,690

<F1>See accompanying notes to unaudited financial statements.

    LIABILITIES AND SHAREHOLDERS' EQUITY

                                   November 30,            May 31,
                                      1996                  1996
Current Liabilities:
 Notes payable, Line of Credit    $ 1,500,000          $       ---
 Current installments of
  long-term debt                    5,605,832              504,681
 Accounts and other payables          643,143              503,063
 Accrued claims                       174,070              204,147
 Deferred revenue 				                114,362              293,095
 Accrued liabilities                  720,771              743,933
     Total current liabilities      8,758,178            2,248,919

 Long-term debt, less
  current installments              4,373,877            9,189,486

 Deferred income taxes              2,180,282            2,157,823

Commitments and Contingencies

Combined shareholders' equity:
 Capital Stock, without par
 value, stated value $.30 per
 combined share, Blue Ridge
 and Big Boulder each have
 authorized 3,000,000 shares
 and each have issued 2,198,148
 shares as of November 30, 1996
 and as of May 31, 1996               659,444              659,444

Capital in excess of stated
	value                              1,461,748            1,461,748

Earnings retained in the
 business                           8,651,467            8,748,503
                                   10,772,659           10,869,695
LESS: Cost of 194,134
  shares of capital
  stock in Treasury

                                    1,256,233            1,256,233
                                    9,516,426            9,613,462
                                  $24,828,763          $23,209,690

<F1>See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)


                    Three Months Ended          Six Months Ended
                               November 30               November 30
                               1996      1995         1996         1995

Revenues:
 Ski operations           $   73,411  $       0    $   73,411   $        0
 Real estate management      712,415    634,856     2,406,485    1,701,320
 Rental income               329,230    340,489       819,780      764,312
                           1,115,056    975,345     3,299,676    2,465,632
Costs and expenses:
 Ski operations               73,411          0        73,411            0
 Real estate management      677,828    676,362     2,096,739    1,564,000
 Rental operations           206,086    193,359       434,800      390,953
 General & administra-
  tive expenses              220,129    235,380       452,740      471,811
                           1,177,454  1,105,101     3,057,690    2,426,764

Income (Loss) from
  operations                 (62,398)  (129,756)      241,986       38,868

Other income (expense:)
 Interest & other income      15,815     20,388        36,980       45,200
 Interest expense           (226,019)  (214,290)     (435,475)    (436,121)
                            (210,204)  (193,902)     (398,495)    (390,921)

Loss before income taxes    (272,602)  (323,659)     (156,509)    (352,053)

Credit for income taxes      103,589    122,990        59,473      133,780

       Net Loss            $(169,013) $(200,669)     $(97,036)   $(218,273)

Net loss per shares
 outstanding (2,004,014)
 in 1996 and in 1995
             		                $(.08)     $(.10)       $(.05)       $(.11)

BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

Six Months ended November 30,              1996               1995
Cash flows from Operating
  Activities
 Net Loss                                 $(97,036)         $(218,273)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
   Depreciation and amortization           366,494            403,991
   Deferred revenue                       (178,733)          (304,059)
 Changes in assets and liabilities:
  Accounts & other receivables             226,509            144,880
  Prepaid expenses and other
   current assets                       (2,392,202)        (1,569,096)
  Accounts Payable                         140,080            277,709
  Accrued liabilities                      (30,780)          (294,021)
Net cash used in operating activities   (1,965,668)        (1,558,869)
 Cash Flows from Investing Activities:
 Collection of mortgage
  receivables                               13,149              7,216
 Additions to properties                (1,865,559)          (575,732)
Net cash used in investing
 activities                             (1,852,410)          (568,516)
Cash flows from financing activities:
 Proceeds from bank note                 2,060,401            600,000
 Payment of long-term debt                (274,859)          (256,661)
Net cash provided by (used
  in)financing activities                1,785,542            343,339
 Net decrease in cash and
   cash equivalents                     (2,032,536)        (1,784,046)
Cash and cash equivalents
  beginning of period                    2,252,551          2,085,287
Cash and cash equivalents
  end of period                         $  220,015          $ 301,241
Supplemental disclosures of cash
 flow information:
 Cash paid (refunded) during
   period:
  Interest                              $  435,475          $ 444,197
  Income taxes                          $      ---          $     ---

<F1>See accompanying notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of Management, the accompanying unaudited condensed combined financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1996, and the results of operations and the statements of cash flows for the six month periods ended November 30, 1996 and 1995.

2. The results of operations for the three and six months are not necessarily indicative of the results to be expected or the full year since (a) the Companies' two ski facilities operate principally during the months of December through March and (b) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses net of revenues received in advance attributable to the ski facilities for the months of June through November are deferred and recognized as revenue and operating expenses, ratably, over the operating period.

3. The provision (credit) for income taxes for the six months ended November 30,1996 and 1995 represents the allocation of the estimated annual effective tax rate for the 12 months ending May 31, 1996 and 1995, respectively.

4.	In July, 1996, the Companies secured a new loan in the amount of
$650,000 with an interest rate of 7%. This loan is for additional capital improvements at Jack Frost ski area. This loan will mature in July, 2001.
     In September, 1997, the loan on the Dreshertown Plaza will mature, therefore, $5,392,955 was reclassified as current debt.
Management intends to refinance the Dreshertown Plaza loan.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operations for the Second Quarter and First Half of Fiscal 1997 resulted in a loss of ($.08) and ($.05) per combined share compared to a loss of ($.10) and ($.11) per combined share for the same periods in Fiscal 1996.

Combined revenue of $3,299,676 represents an increase of $834,044 for six months ending November 30, 1996, compared to the same period of the previous year. Real Estate Management increased $705,165 and Rental Income increased $55,468.

Real Estate Management increase in revenue is from recreational activities of $543,902, rental management operations of $154,104 and property management of homes in our resort communities of $7,159. The increases were offset with a decrease in marketing fees from resale of homes in our resort communities.

Rental income decrease in revenue is from investment properties.

Interest and Other Income decreased $8,220.

Operating costs increases by $630,926 during the first six months of Fiscal 1997 as compared to the same period in 1996. This was due to increased expense in our recreational activities, rental operations and investment properties. The increases were offset with decreases in our property management, resale of homes.

General and Administrative expenses for the first six months of Fiscal 1997 as compared to the same period in 1996, decreased by $19,071, primarily because of supplies, income taxes and depreciation.

Interest expense for the first six months of Fiscal 1997, as compared to the same period in 1996, decreased by $646 because of retirement of two loans in fiscal 1996.

The effective income tax rate for the First Half of Fiscal 1997 was 38%, as compared to 38% for Fiscal Year 1996. State taxes account primarily for the Fiscal 1997 and 1996 effective rates being greater than the federal statutory rate of 34%.

Financial Condition, Liquidity and Capital Resources

Working capital as of November 30, 1996, (exclusive of the $5,392,955 debt reclassified to current), decreased by $993,817 as compared to May 31, 1996. This was due principally to an increase in deferred ski area operating costs, decrease in deferred revenue, and addition to properties.

The change in the balances of accounts receivable, deferred operating costs and accrued liabilities from May 31, 1996 to November 30, 1996 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

Moving Forward

Capital expenditures for Fiscal 1997 included expansion of our Tubing Hill at Big Boulder and expansion of our snowmaking capacity at Jack Frost. The Companies financed the air expansion with a bank note and the tubing facilities with internal funds.

Change in Fiscal Accounting Period
At the July 24, 1996, Board of Directors meetings, a change in the fiscal year end was approved from May 31 to March 31. This change will be effective for each of the Companies' 1997 Fiscal Year. The purpose is to have the fiscal reporting period coincide with the operating periods of the profit centers initiated over the last several years.

PART II - OTHER INFORMATION

     The Companies have no matters to report with respect to Items 1, 2, 3, 4, 5, and 6(A) and (B).
FORM 10-Q
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION
(Registrant)
__________________________
(Signature)
GARY A. SMITH
President

__________________________
(Signature)
Cynthia A. Barron
Chief Accounting Officer
Date:  January 14, 1997