Form 10-Q
period 1997-02-28
BLUE RIDGE REAL ESTATE CO; BIG BOULDER CORP/PA
filed 1997-04-15
CIK 12779, 277666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
		Washington, D.C.  20549

		FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1997

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
		   Class                      Outstanding at February 28, 1997
Common Stock, without par value,                     2,004,014
stated value $.30 per combined share*

*Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (referred to as the "Corporations") and under the by-laws of the Corporations, shares of the Corporations are combined in unit certificates, each certificate representing the same number of shares of each of the Corporations. Shares of each Corporation may be transferred only together with an equal number of shares of the other Corporation. For this reason, a combined Blue Ridge/
Big Boulder Form 10-Q is being filed. Except as otherwise indicated, all information applies to both Corporations.

INDEX



												Page No.

PART I - FINANCIAL INFORMATION

	Item 1-Financial Statements
		 Combined Condensed Balance Sheets
		 February 28, 1997 and May 31, 1996			  1 & 2

		Combined Condensed Statements of
		 Operations - Three Months and Nine
		 Months Ended February 28, 1997	       				 3
		 & February 29, 1996

		Combined Condensed Statements of
		 Cash Flows - Nine Months Ended
		 February 28, 1997 & February 29,1996       4

		Notes to Financial Statements	        					 5


	Item 2-Management's Discussion and Analysis
		 of Financial Condition and Results
		 of Operations			                					  6 & 7


PART II - OTHER INFORMATION		          						 7

		Signatures		                        							 8


BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)
     ASSETS                          February 28,         May 31,
                                         1997             1996

Current Assets
 Cash (including interest bearing
  deposits of $2,536,797 at February
  28, 1997 and $2,064,134 at May
  31, 1996)                         $ 2,961,418          $2,252,551

 Current installments of mortgage
  notes receivable                          -0-              10,670
 Accounts receivable                    118,593             334,397
 Inventories                            300,579             123,257
 Prepaid expenses, principally
  insurance and real estate taxes       363,245             766,921
 Deferred operating costs-net of
  deferred revenue-ski facilities       236,227                 ---
     Total current assets             3,980,062           3,487,796

Mortgage notes receivable, less
  current installments                      -0-               2,479
Other non- current asset                 36,797              71,297

Properties:
 Land, principally unimproved         1,867,766           1,867,766

 Land Improvements, Buildings
  and equipment			                	  48,003,818		        45,779,980
                                     49,871,584          47,647,746

 Less accumulated depreciation
  and amortization                   29,483,540          27,999,628
                                     20,388,044          19,648,118
                                    $24,404,903         $23,209,690

<F1>See accompanying notes to unaudited financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

                                   February 28,            May 31,
                                       1997                 1996

Current Liabilities:

 Current installments of
  long-term debt                      541,856              504,681
 Accounts and other payables          790,153              503,063
 Accrued claims                       158,905              204,147
 Deferred revenue 				                 23,531              293,095
Accrued income taxes                  506,230               59,098
Accrued liabilities                   487,095              684,835
     Total current liabilities      2,507,770            2,248,919

 Long-term debt, less
  current installments              9,299,896            9,189,486

 Deferred income taxes              2,157,823            2,157,823

Commitments and Contingencies:
Combined shareholders' equity:
 Capital Stock, without par
 value, stated value $.30 per
 combined share, Blue Ridge
 and Big Boulder each have
 authorized 3,000,000 shares
 and each have issued 2,198,148
 shares as of November 30, 1996
 and as of May 31, 1996               659,444              659,444

Capital in excess of stated
	value                              1,461,748            1,461,748

Earnings retained in the
 business                           9,574,455            8,748,503
                                   11,695,647           10,869,695

LESS: Cost of 194,134
  shares of capital
  stock in Treasury                 1,256,233            1,256,233
                                   10,439,414            9,613,462
                                  $24,404,903          $23,209,690

<F2>See accompanying notes to unaudited financial statements.


BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)
                    Three Months Ended         Nine Months Ended
                               Feb.28   Feb.29      Feb.28      Feb.29
                               1997      1996        1997         1996

Revenues:
 Ski operations          $10,045,864 $8,980,548  $ 10,119,275   $8,980,548
 Real estate management      777,608    706,441     3,184,093    2,394,511
 Rental income               471,951    404,544     1,291,731    1,182,106
                          11,295,423 10,091,533    14,595,099   12,557,165
Costs and expenses:
 Ski operations            8,336,112  7,995,617     8,409,523    7,984,667
 Real estate management      796,351    666,285     2,893,090    2,248,757
 Rental operations           203,354    215,594       638,154      599,026
 General & administra-
  tive expenses              265,530    258,731       718,270      730,542
                           9,601,347  9,136,227    12,659,037   11,562,992

Income from
  operations               1,694,076    955,306     1,936,062      994,173


Other income (expense:)
 Interest & other income      13,011     11,901        49,991       57,101
 Interest expense           (218,396)  (220,098)     (653,871)    (656,219)
                            (205,385)  (208,197)     (603,880)    (599,118)

Income before
Income taxes               1,488,691    747,109     1,332,182      395,055

Provision for income taxes   565,703    283,901       506,230      150,120

 Net Income                $ 922,988  $ 463,208      $825,952    $ 244,935

Net Income per shares
 outstanding 2,004,014
 in 1997 and 199					     				 $0.46      $0.23          $.41        $0.12

                                          Page 5


BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

Nine Months ended February 28 & 29        1997               1996

Cash flows from Operating
  Activities
 Net Income                               $825,952          $ 244,935
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization         1,483,912          1,634,095
   Deferred revenue                       (269,564)           253,351
 Changes in assets and liabilities:
  Accounts & other receivables             250,304             64,290
  Prepaid expenses and other
   current assets                           (9,873)          (151,154)
  Accounts Payable                         287,090            599,457
  Accrued liabilities                      204,150             32,277
 Net cash provided by
  operating activities                   2,771,971          2,677,251
 Cash Flows used in
  Investing Activities:
 Collection of mortgage
  receivables                               13,149              10,445
 Additions to properties                (2,223,838)           (907,409)
Net cash from investing
 activities                             (2,210,689)           (896,964)
Cash flows from financing activities:
 Proceeds from notes payable             2,149,985             900,000
 Payment of notes payable, bank         (1,500,000)           (900,000)
Payment of long-term debt                 (502,400)           (337,483)
Net cash provided by
 financing activities                      147,585            (337,483)
 Net increase in cash and
   cash equivalents                        708,867          (1,442,804)
Cash and cash equivalents
  beginning of period                    2,252,551           2,085,287
Cash and cash equivalents
  end of period                         $2,961,418          $3,528,091
Supplemental disclosures of cash
 flow information:
 Cash paid during period:
  Interest                              $  653,871          $ 656,219
  Income taxes                          $  123,300          $  16,232

<F3>See accompanying notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.	The combined financial statements include the accounts of Blue Ridge Real
 Estate Company and its wholly-owned subsidiaries (Northeast Land Company,
 Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder
 Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of Management, the accompanying unaudited condensed combined financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 1997, and the results of operations and the statements of cash flows for the nine month periods ended February 28, 1997 and February 29, 1996.


2.	The results of operations for the three and nine months are not necessarily indicative of the results to be expected for the full year since (a) the Companies' two ski facilities operate principally during the months of December through March and (b) land dispositions occur sporadically and do not follow any pattern during the fiscal year.
 Costs and expenses net of revenues received in advance attributable to the ski facilities for the months of June through November are deferred and recognized as revenue and operation expenses, ratably, over the operating period.

3.	The provision for income taxes for the nine months ended
 February 28, 1997 & February 29, 1996 represents the allocation of the estimated annual effective tax rate for the 10 months ending March 31, 1997 and 12 months ending May 31, 1996, respectively.

4.	In July, 1996, the Companies secured a new loan in the amount of $650,000 with an interest rate of 7%. This loan is for additional capital improvements at Jack Frost ski area. This loan will mature in July, 2001.

	In September, 1997, the loan on the Dreshertown Plaza will mature. Management has initiated refinancing of the loan, therefore $88,341 is classified as current debt and the balance of $5,282,286 is included in long-term debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Operations for the three months and nine months ended February 28, 1997 (Fiscal 1997) resulted in a net income of $.46 and $.41 per combined share compared to a net income of $.23 and $.12 per combined share for the same periods of the preceding year.


 Combined revenue of $14,595,099 represents an increase of $2,037,934 for nine months ending February 28, 1997, compared to the same period of the previous year. Ski operations increased $1,138,727, Real Estate Management increased $789,582 and Rental Income increased $109,625.

 The increase in ski operations revenues for the three and nine months ended February 28, 1997, is attributed to the increased number of skier visits and additional profit centers.

 Real Estate Management increase in revenue is from recreational activities of $573,783, rental management operations of $184,409 and property management of homes in our resort communities of $10,354. The increases were offset with a decrease in marketing fees from resale of homes in our resort communities.

Rental income increase in revenue is from investment properties.

Interest and Other Income decreased $7,110.

Operating costs increased by $1,096,045 during the first nine months of Fiscal 1997 as compared to the same period in 1996. This was due to increased expense in our recreational activities, rental operations and investment properties. The increases were offset with decreases in our property management and general and administrative expenses.

General and Administrative expenses for the first nine months of Fiscal
 1997 as compared to the same period in 1996, decreased by $12,272, primarily because of supplies and depreciation.

Interest expense for the first nine months of Fiscal 1997, as compared to the same period in 1996, decreased by $2,348 because the retirement of two loans in fiscal 1996 reduced our average outstanding debt compared to the previous year.

The effective income tax rate for the first nine months of Fiscal 1997 and Fiscal 1996 was 38%. State taxes account primarily for the Fiscal 1997 and 1996 effective rates being greater than the federal statutory rate of 34%.

Financial Condition, Liquidity and Capital Resources

Working capital as of February 28, 1997, increased by $233,415 as compared to May 31, 1996. This was due principally to an increase in cash.

The change in the balances of accounts receivable, deferred operating costs and accrued liabilities from May 31, 1996 to February 28, 1997 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

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

FORM 10-Q

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                           BLUE RIDGE REAL ESTATE COMPANY
                               BIG BOULDER CORPORATION
                                    (Registrant)





                                		(Signature)
                           	      Gary A. Smith
                          							 President



                                   (Signature)
                                    Cynthia A. Barron
                                    Chief Accounting Officer





Date:  April 14, 1997