Form 10-K
period 1997-03-31
BLUE RIDGE REAL ESTATE CO; BIG BOULDER CORP/PA
filed 1997-06-30
CIK 12779, 277666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x) ANNUAL REPORTS* PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended MARCH 31, 1997
OR
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transtion period from ............ to............

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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
 requirements for the past 90 days:     Yes_X_          No___

      Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-K or any amendment to this Form 10-K.     (X)

     The aggregate market value of common stock, without par value, stated value $.30 per combined share, held by non-affiliates at June 16, 1997, was $13,446,094. The market value per share is based upon the per share cost of shares as indicated by NASDAQ on March 31, 1997. There is no established public trading market for the Companies' stock.

     Number of shares outstanding of each of the issuer's classes of common stock.

            Class                        Outstanding June 16, 1997
Common Stock, without par value                  1,992,014 Shares
   stated value $.30 per
   combined share

DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the Companies' 1997 Annual Report to
 Shareholders are incorporated by reference into Part II hereof.

     Specified portions of the Companies' definitive Proxy Statement for the 1997 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

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

FORM 10-K
PART I
ITEM 1.  BUSINESS

	BLUE RIDGE REAL ESTATE COMPANY

Blue Ridge Real Estate Company ("Blue Ridge"), which was incorporated in Pennsylvania in 1911, is believed to be one of the largest owners of investment property in Northeastern Pennsylvania. It owns 18,852 acres of land which are predominately located in the Pocono Mountains. These lands are held entirely as investment property. Income is derived from these lands through leases, selective timbering by others, condemnation, sales, and other dispositions. Blue Ridge also owns the Jack Frost Mountain Ski Area which is leased to Jack Frost Mountain Company, a 205-site campground, a retail store leased to Wal-Mart and a shopping center. The ski area, campground retail store and shopping center are more fully described under
Item 2.

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

	Northeast Land Company, a wholly owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1967. The major assets of the company consist of 103 acres of land in Northeast Pennsylvania. Revenues are from managing the rental homes at Snow Ridge, Blue Heron, Laurelwoods and Midlake as resort accommodations, and from real estate commissions for the sale of homes at these resort communities, and from Trust and Condo fees for Services to these resort communities. Northeast Land Company also receives revenues from a land lease to a Burger King Franchise.

	BRRE Holdings, Inc., a wholly-owned subsidiary of Blue Ridge, was incorporated in Delaware in 1986. It was established for investment purposes.

	Blue Ridge employs 34 full-time employees. Jack Frost Mountain Company, which operates the Jack Frost Mountain Ski Area, has 25 full-time employees and during the skiing season there are approximately 500 additional employees. Northeast Land Company has 17 full-time employees.

	BIG BOULDER CORPORATION

	Big Boulder Corporation ("Big Boulder") was incorporated in Pennsylvania in 1949.  The major assets of the company are 929 acres of
 land, which includes a 175 acre lake, the Big Boulder Ski Area, and the
 Blue Heron Grille.  The principal source of revenue for Big Boulder is derived from the Big Boulder Ski Area which is leased to Lake Mountain
 Company.
	Lake Mountain Company, a wholly-owned subsidiary of Big Boulder Corporation was incorporated in Pennsylvania in 1983 and commenced operations on June 1,
 1983.  It was created to lease and operate the Big Boulder Ski Area, to provide certain services to other facilities, such as the Blue Heron,
 Midlake and Laurelwoods resort communities, and operate the recreational facilities as they are located within the Big Boulder Lake tract.
	The Blue Heron Grille is currently being leased to a restaurant operator.
	BBC Holdings, Inc., a wholly-owned subsidiary of Big Boulder, was incorporated in Delaware in 1986.  It was established for investment purposes.
	Big Boulder has no employees.  Lake Mountain Company, which operates the
 Big Boulder Ski Area, no longer has any employees.  The Lake Mountain
 Company has been merged with the payroll of Jack Frost Mountain Company.
 Big Boulder Ski area has 17 full-time employees.  During the skiing season, there are approximately 525 additional employees.

	INDUSTRY SEGMENT INFORMATION

	Information with respect to industry segments is presented in Note 12 to the Registrants' financial statements included in Item 8.

	The quarterly results of operations for 1997, 1996 and 1995 reflect the cyclical nature of the Companies' business since
 (a) the Companies' two ski facilities operate principally during the months of December through March and
 (b) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses, net of revenues received in advance attributable to the ski facilities for the months of June through November, are deferred and recognized as revenue and operating expenses, ratably, over the operating period.

ITEM 2.  PROPERTIES

	A.	BLUE RIDGE REAL ESTATE COMPANY
	The physical properties of Blue Ridge consist of approximately 18,955 acres owned by Blue Ridge and Northeast Land Company, the Jack Frost

 Mountain Ski Area, the Fern Ridge Campground, the Wal-Mart Store, the Dreshertown Shopping Center, a sewage treatment facility, corporate headquarters building, and other miscellaneous facilities.

		SKI FACILITIES

	The Jack Frost Mountain Ski Area, under lease to Jack Frost Mountain Company since June 1, 1981, is located near White Haven, Carbon County, Pennsylvania, and commenced operations in December 1972. The Jack Frost Mountain Ski Area consists of twenty-one slopes and trails including a snowboard slope, snowmobile course, snowtubing hill, four double chairlifts, two triple chairlifts, one quad chairlift, and various buildings including a Summit Lodge with food service, a cocktail lounge, a ski shop, and a ski rental shop. The total lift capacity per hour is 10,800 skiers. These lifts are in good condition and are operated as needed during the ski season. These facilities are situated on approximately
 473 acres owned by Blue Ridge and leased to Jack Frost Mountain Company.
 The total capital investment in the ski area is $18,263,254, the major portion of which represents the cost of the slopes and trails, chairlifts, snowmaking equipment, water supply, roads and parking areas, and all buildings including the Summit Lodge. The remainder is for furnishings and equipment for the Summit Lodge, trucks, maintenance equipment, and miscellaneous outside equipment. At March 31, 1997, the out-standing debt on Jack Frost Mountain Ski Area was $1,301,325.


		REAL ESTATE MANAGEMENT OPERATIONS

	The Wal-Mart Store located in Laurens, South Carolina, was acquired in September 1990 for cash consideration of $2,190,470 which was the total capital investment at March 31, 1997. The building consists of 70,000 square feet, located on 10.217 acres of land and is leased to Wal-Mart on a triple net basis through January 31, 2014. At March 31, 1997, a mortgage totaling $1,452,466 was outstanding on this property.

	The Dreshertown Plaza Shopping Center, Dresher, Montgomery County, Pennsylvania, was acquired in July, 1986 for consideration of $4,592,579. The center consists of approximately 99,233 square feet located on approximately 15 acres of land. On March 31, 1997, the center was 96% occupied under leases expiring on various dates from August 31, 1997 to October 31, 2011. The total capital investment in the shopping center is $5,405,513. At March 31, 1997, a mortgage totaling $5,363,074 was out-standing on this property.

	The Fern Ridge Campground is located at the intersection of Route 115 and Interstate 80 in Monroe County, Pennsylvania. This campground is built on 85 acres and consists of 205 campsites, 75 with water and electric, 5 with rustic cabins and the remaining 125 are wilderness sites. Its operating period is from April 1 through September 30. At March 31, 1997, the Company's investment in this facility was $369,417.

	Blue Ridge owns 18,852 acres of land which are predominately located in the
 Pocono Mountains.  The majority of this property is leased to various hunting clubs.  Blue Ridge also owns several cottages in the area that are leased to private individuals.

	Blue Ridge owns and leases to Jack Frost Mountain Company a sewage treatment facility to serve the resort housing at Jack Frost Mountain.
 The total investment in this facility at March 31, 1997 was $1,197,050 with outstanding debt of $195,335.

	Blue Ridge also owns The Sports Complex at Jack Frost Mountain which consists of a swimming pool, fitness trail, tennis courts,In-line skate Park, A.T.V. (All Terrain Vehicle) Park and accompanying buildings.
 The Stretch is an exclusive fishing club. The Corporate Office Building is located on Route 940 and Mosey Wood Road.

	Northeast Land Company owns 103 acres of land which are located in the Pocono Mountains.

	For the fiscal year ended March 31, 1997, revenues from operations of Blue Ridge and its subsidiaries amounted to $8,880,248. Approximately 60% of this revenue or $5,343,562 was derived from the Jack Frost Mountain Ski Area which operated 108 days during the fiscal year.

	B.	BIG BOULDER CORPORATION

	The physical properties owned by Big Boulder consist of approximately 929 acres, the Big Boulder Ski Area, a sewage treatment facility, a 200 foot communications tower, and the Blue Heron Grille.

		SKI FACILITIES

	The Big Boulder Ski Area's physical properties have been leased to Lake Mountain Company since June 1, 1983, and are located in Kidder Township, Carbon County, Pennsylvania. Big Boulder Ski Area commenced operations in 1947. The Big Boulder Ski Area contains fourteen slopes and trails including a snowboard slope, five double chairlifts, two triple chairlifts, and various buildings including a base lodge, providing food service, a cocktail lounge, a ski shop and a ski rental service. The total lift capacity per hour is 9,600 skiers. These lifts are in good condition and are operated as needed during the ski season. These facilities are situated on approximately 90 acres owned by Big Boulder.
The total capital investment in the ski area is $12, 696,009.  At March
31, 1997, the outstanding debt on the Big Boulder Ski Area was $953,050.

					REAL ESTATE MANAGEMENT OPERATIONS

	A sewage treatment facility was constructed by Big Boulder Corporation to serve the resort housing within the Big Boulder tract. The facility has the capacity of treating 225,000 gallons per day and is leased to Lake
 Mountain Company for operation. The capital investment in the facility at March 31, 1997, was $1,700,719 with an outstanding debt of $513,181 at that date.

	Big Boulder Corporation constructed the Blue Heron Grille which consists of 8,800 square feet and is located on the east shore of Big Boulder Lake, Kidder Township, Carbon County, Pennsylvania. The facility, leased to a private operator, commenced operations in May 1986. The restaurant has dining capacity for 100 patrons with a nightclub. The capital investment in the facility at March 31, 1997 was $1,563,626.

	Big Boulder owns 929 acres of land which are located in the Pocono Mountains. The Big Boulder Lake Club includes a 175 acre lake, swimming pool, tennis courts, boat docks and accompanying buildings.

	For the fiscal year ended March 31, 1997, revenues from operations of Big Boulder amounted to $7,157,752. Approximately 82% of this revenue of $5,875,458 was derived from the Big Boulder Ski Area which operated 105 days during that fiscal year.

ITEM 3.	LEGAL PROCEEDINGS

	Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANTS
						                            		Age        Office Held Since

		Michael J. Flynn                  62                1991
  Chairman of the Board

  Gary A. Smith                     54                1992
		President

		Melanie Murphy                    37                1996
		Vice President-Operations

	All officers of the Registrants serve for a one-year period or until their election at the first meeting of the Board of Directors after the Annual
 Meeting of Shareholders.

	Michael J. Flynn was elected Chairman of the Board of the Registrants on July 11, 1991. He is Vice Chairman of the Board of Kimco Realty
 Corporation since January 1996.  Mr. Flynn serves as a Director of Kimco
 Realty Corporation. Mr. Flynn was formerly Chairman of the Board and
 President of Slattery Associates, Inc. and Director of Slattery Group,
 Inc. From 1987 to December 1995.

	Gary A. Smith was appointed President in July, 1992. He has been employed by the Registrants on a full-time basis since September 1982; he was appointed Vice President and Treasurer in July 1983 and Senior Vice
 President in September 1987.

	Melanie Murphy was appointed Vice President-Operations in June, 1996. She has been employed by the Registrants on a full-time basis since July, 1984.

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          _______RELATED STOCKHOLDER MATTERS__________

	Information required with respect to Registrants' common stock and related shareholder matters is incorporated herein by reference to the caption entitled "Price Range of Common Shares and Dividend Information" on Page
 13 of the Fiscal 1997 Annual Report to Shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

	Information required with respect to the specified financial data is incorporated herein by reference to Page 13 of the Fiscal 1997 Annual Report to Shareholders.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ________CONDITION AND RESULTS OF OPERATIONS______

	Information required with respect to Registrants' financial condition, changes in financial condition and results of operations is incorporated herein by reference to Pages 14 through 15 of the Fiscal 1997 Annual Report to Shareholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The required financial statements are incorporated herein by reference to Pages 2 through 12 of the Fiscal 1997 Annual Report to Shareholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          _ON ACCOUNTING AND FINANCIAL DISCLOSURES_____

	Not applicable.

PART  III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

	The information concerning Directors required by Item 10 of Form 10-K is set forth under the caption "Election of Directors" in the Registrants' definitive Proxy Statement for the 1997 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

	The information concerning Executive Officers required by Item 10 of Form 10-K is set forth in Item 4A of this report.

           CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANTS

                                                     Employed in Present
                                             Age     __Position Since___
           Carl V. Kerstetter                 46             1991
           Director of Marketing
           Eldon D. Dietterick                51             1996
           Secretary of Corporations
		Carl V. Kerstetter and Eldon D. Dietterick have been employed by the
 Registrants on a full-time basis for more than five years.

ITEM 11.	EXECUTIVE COMPENSATION

	The information concerning Executive Compensation required by Item 11 of Form 10-K is set forth under the caption "Remuneration of Executive
 Officers and Directors" in the registrant's definitive Proxy Statement for the 1997 Annual Meetings of Shareholders to be filed pursuant to Regulation
 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          __________OWNERS AND MANAGEMENT_________

	The information required by Item 12 of Form 10-K is set forth under the caption "Holdings of Common Stock" in the Registrants' definitive Proxy Statement for the 1997 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	Not applicable.

PART IV
ITEM 14(a).	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          	________AND REPORTS ON FORM 8-K________

	Financial statements included in Registrants' Fiscal 1997 Annual Report to Shareholders on Pages 2 through 12 are incorporated by reference. The
 Report of Independent Accountants for the combined financial statements appears on Page 14 of this Form 10-K.

       (b)	Financial Statement Schedules

     The following is a list of financial statement schedules filed as part of this Annual Report on Form 10-K. The report of Independent Accountants for the financial statement schedule appears on Page 28 of this Form 10-K. All other schedules omitted herein are so omitted because either (1) they are not applicable, (2) the required information is shown in the financial statements, or (3) conditions are present which permit their omission, as set forth in the instructions pertaining to the content of financial statements:

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

	                                                 Legend for
	                                                 Documents
                                                    Incorporated      Page
	   	       Articles of Incorporation and By-Laws    By Reference     Number

	    3( 1).1  Articles of Incorporation                    (1)
     3( 1).4  Articles of Amendment                        (2)
     3(ii).1  By-Laws of Blue Ridge Real Estate Company
                as amended through July 25, 1990           (9)
     3(ii).2  By-Laws of Big Boulder Corporation
                as amended through July 25, 1990           (9)

ITEM 14.		EXHIBITS, FINANCIAL STATEMENT SCHEDULES
			             AND REPORTS ON FORM 8K
	                                                  Legend for
						                                        					Documents
                                                   Incorporated
      		                                           By Reference
     Instruments Defining the Rights of Security
              Holders including Indentures
     4.1      Specimen Certificate for Shares of          (1)
                 Common Stock
     4.2      Security Combination Agreement              (1)
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

              (2) Filed August 22, 1973 as an Exhibit to Form
                  10-K and incorporated herein by reference

              (3) Filed August 27, 1975 as an Exhibit to Form
                  10-K and incorporated herein by reference

ITEM 14.		EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                     AND REPORTS ON FORM 8-K         - (Continued)

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

			Copies of Exhibits are available to Shareholders by contacting Eldon D. Dietterick, Secretary, Blakeslee, PA 18610. A charge of $.25 per page to cover the Registrants' expenses will be made.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE REAL ESTATE COMPANY             BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION                    BIG BOULDER CORPORATION

By:___________________________             By:___________________________
        Gary A. Smith                           Cynthia A. Barron
        President                               Chief Accounting Officer
Dated:________________________             Dated:________________________

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

_______Signature_______       __________Title___________      ____Date___


_______________________                                       ___________
 Michael J. Flynn             Chairman of the Board
                              Principal Executive Officer
_______________________                                        __________
 Gary A. Smith                President
                              Chief Operating Officer
                              Principal Financial Officer

______________________                                         __________
 Kieran E. Burke              Director

______________________                                        __________
 Milton Cooper                Director

______________________                                         __________
 Allen J. Model               Director


______________________
J. Anthony V. Townsend        Director                         ___________

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Blue Ridge Real Estate Company
and Big Boulder Corporation

 Our report on the combined financial statements of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 12 of the 1996 Annual Report to Shareholders of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules included on pages 15 to 16 inclusive of this Form 10-K.

 In our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
June 12, 1997

COMBINED SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION
                        March 31, 1997
Column A            Column B         Column C               Column D
                                     Initial Cost       Cost Capitalized
                                     to Company         Subsequent to
                                                        Acquisition
                     Encum-               Buildings &
Description          brances       Land   Improvements     Improvements
Land located
in N.E.Penna.
including
various
improvements                    1,867,766      49,915         7,196,696

Corporate
Building                                      282,918           151,594

Buildings Leased
to Others
Eastern Penna.
Exchanged Asset-
Shopping Center      5,700,000    780,700   4,554,235                 0
Other                        0          0           0           403,450
Laurens,S.C.         1,600,000    276,000   1,914,470                 0
TOTAL                7,300,000  2,924,466   6,801,538         7,751,740

                                    Column E                   Column F
                          Gross Amount at which Carried
Land located              at Close of Period (1)(2)
in N.E.Penna.                        Build-                     Accumu-
including                             ing &                       lated
various                              Improve-                   Deprecia-
improvements            Land          ments        Total        tion

                     1,867,766      7,246,611    9,114,377     4,096,597
Corporate
Building                              434,512      434,512       192,551
Buildings Leased
to Others
Eastern Penna.
Exchanged Asset-
Shopping Center        780,700      4,554,235    5,334,935     2,254,112
Other                        0        403,450      403,450        69,715
Laurens, S.C.          276,000      1,914,470    2,190,470       404,165
TOTAL                2,924,466     14,553,278   17,477,744     7,029,213

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

Buildings leased
to Others
Others
Eastern Penna.
Exchanged Asset-
Shopping                     N/A         Various       5 to 30 Years
Other                        N/A         Various       5 to 30 Years
Laurens, S.C.                N/A         Various       5 to 30 Years
TOTAL
(1) Activity for the fiscal years ended March 31, 1997, May 31, 1996
& May 31, 1995 is as follows:
                                        1997        1996         1995

Balance at beginning of year      16,878,154  16,875,710   16,934,242
Additions during year:
Improvements                         599,590     181,260           0
 (reclassify)                                   (178,816)    (54,845)
                                     599,590       2,444     (54,845)
                                  17,477,744  16,878,154  16,879,397
Deductions during year:
Cost of real estate sold                   0           0       3,687
Balance at end of year            17,477,744  16,878,154  16,875,710

(2) The aggregate cost for Federal Income Tax purposes at March 31, 1997 is $14,308,789

(3) Activity for the fiscal years ended March 31, 1997, May 31, 1996 & May 31, 1995 is as follows:

                                        1997        1996        1995
Balance at beginning of year       6,602,457   5,996,856   5,334,921
Additions during year:
 Current year depreciation           426,756     605,601     661,935
 Less retirements                          0           0           0
Balance at end of year             7,029,213   6,602,457   5,996,856