Form 10-K/A
period 1997-03-31
BLUE RIDGE REAL ESTATE CO; BIG BOULDER CORP/PA
filed 1997-07-07
CIK 12779, 277666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

( ) ANNUAL REPORTS* PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended MARCH 31, 1997
OR
 (x) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transtion period from 6/01/96 to 3/31/97

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

	For the 10 months ended March 31, 1997, revenues from operations of Blue Ridge and its subsidiaries amounted to $8,880,248. Approximately 60% of this revenue or $5,343,562 was derived from the Jack Frost Mountain Ski Area which operated 108 days during the fiscal year.

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

	For the 10 months ended March 31, 1997, revenues from operations of Big Boulder amounted to $7,157,752. Approximately 82% of this revenue of $5,875,458 was derived from the Big Boulder Ski Area which operated 105 days during that fiscal year.

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

______________________                                         __________
 Allen J. Model               Director


______________________
J. Anthony V. Townsend        Director                         ___________

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Blue Ridge Real Estate Company
and Big Boulder Corporation

 Our report on the combined financial statements of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 12 of the 1997 Annual Report to Shareholders of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included on pages 15 to 16 inclusive of this Form 10-K.

 In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


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