Form 10-Q
period 1997-06-30
BLUE RIDGE REAL ESTATE CO
filed 1997-08-19
CIK 12779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

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

YES___X____          NO__________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report:
		   Class                      Outstanding at June 30, 1997
Common Stock, without par value,                     1,992,014
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


INDEX

												Page No.

PART I - FINANCIAL INFORMATION

	Item 1-Financial Statements
		 Combined Condensed Balance Sheets
		 June 30, 1997 and March 31, 1997				  1 & 2

		Combined Condensed Statements of
		 Operations - Three Months ende
		 June 30, 1997 and May 31, 1996				 3

		Combined Condensed Statements of
		 Cash Flows - Three Months Ended
		 June 30, 1997 and May 31, 1996				 4

		Notes to Financial Statements				 5


	Item 2-Management's Discussion and Analysis
		 of Financial Condition and Results
		 of Operations						  6 & 7


PART II - OTHER INFORMATION					 7

		Signatures						 8


BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)
[CAPTION]

     ASSETS                                June 30,      March 31,
                                              1997           1997
Current Assets
 Cash (including interest bearing
 deposits of $854,277 at June 30, 1997
 and $2,084,101 at March 31, 1997         $ 860,192     $2,387,197

 Accounts receivable                        189,519        430,628
 Refundable income taxes                      7,323         23,146
 Inventories                                284,066        249,590

 Prepaid expenses, principally
  insurance and real estate taxes           255,705        623,561
 Deferred operating costs-net of
  deferred revenue-ski facilities         1,168,468              0
     Total current assets                 2,765,273      3,714,122


Other non-current assets                     36,797         36,797

Properties:
 Land, principally unimproved             1,867,766      1,867,766

 Land improvements, buildings
  and equipment                          47,357,982     47,146,625
                                         49,225,748     49,014,391

 Less accumulated depreciation
  and amortization                        29,155,428    28,962,573
                                         20,070,320     20,051,818

                                        $22,872,390    $23,802,737

<F1>See accompanying notes to unaudited financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

                                            June 30,      March 31,
                                               1997           1997
Current Liabilities:
 Current installments of
  long-term debt                         $  532,513     $  532,513
 Accounts and other payables                577,742        430,814
 Accrued claims                             134,851        158,905
 Deferred revenue                           100,836        192,556
Accrued income taxes                         23,596        138,566
Accrued liabilities                         366,964        801,849
     Total current liabilities            1,739,502      2,255,203

 Long-term debt, less
  current installments                    9,134,633      9,245,918

 Deferred income taxes                    2,113,605      2,201,348

Commitments and Contingencies

Combined shareholders' equity:
 Capital Stock, without par value,
 stated value $.30 per combined share,
 Blue Ridge and Big Boulder each have
 authorized 3,000,000 shares and each
 have issued 2,198,148 shares as of June
 30, 1996 and as of May 31, 1996           659,444        659,444

Capital in excess of stated
 value                                   1 ,461,748      1,461,748

Earnings retained in the
 business                                 9,103,694      9,235,309
                                         11,224,886    11,356,501

LESS: Cost of 206,134 & 194,134
 shares of capital stock in treasury as
 of June 30, 1997 and March 31, 1997,
 respectively.                             1,337,236      1,256,233
                                           9,887,650     10,100,268
                                         $22,872,390    $23,802,737


<F2>See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF OPERATIONS FOR
THREE MONTHS ENDED JUNE 30, 1997 AND MAY 31, 1996
 (UNAUDITED)
[CAPTION]

Revenues:

 Ski operations                          $        0     $1,638,413
 Real estate management                   1,012,439        533,702
 Rental income                              489 793        579,706
                                                                                  1,502,232      2,751,821
Costs and expenses:
 Ski operations                                   0      1,757,012
 Real estate management                     992,644        813,680
 Rental operations                          241,794        228,203
 General & administrative expenses          269,937        210,459
                                                                                  1,504,375      3,009,354

Loss from operations                        (2,143)      (257,533)

Other income (expense:)
 Interest & other income                     19,878         30,959
 Interest expense                          (237,093)      (210,043)
                                           (217,215)      (179,084)

Loss before income taxes                   (219,358)      (436,617)

Benefit for income taxes                    (87,743)      (234,945)

 Net loss                                 $(131,615)     $(201,672)

Net loss per shares outstanding              $(0.07)        $(0.10)

BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENT OF CASH FLOWS FOR
THREE MONTHS ENDED JUNE 30, 1997 AND MAY 31, 1996
(UNAUDITED)


                                           1997            1996
Cash Flows from Operating Activities:
Net loss                                  $(131,615)   $(201,672)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization              192,855      498,486
 Deferred income taxes                      (87,743)    (143,556)
 Write-off of project development costs           0      178,818
 Deferred revenue                           (91,720)    (372,480)
Changes in assets and liabilities:
 Accounts & other receivables               241,109     (196,621)
 Refundable income taxes                     15,823        10,000
 Prepaid expenses and other current assets (835,088)    (167,373)
 Accounts payable & accrued liabilities    (312,011)    (380,394)
 Accrued income taxes                      (114,970)      59,098
Net cash used in operating activities    $1,123,360)   $(715,694)

Cash Flows (used in) from Investing Activities:
 Marketable securities                            0     (293,588)
 Collection of mortgage receivables               0          744
 Other non-current assets                         0      (34,500)
 Additions to properties                   (211,357)    (318,574)
Net cash used in investing activities:    $(211,357)   $(645,918)

Cash flows (used in) from Financing Activities:
 Purchase of treasury stock                 (81,003)           0
 Payment of long-term debt                 (111,285)    (207,516)
Net cash used in financing activities     $(192,288)   $(207,516)

Net (decrease) in cash and
 cash equivalents                       $(1,527,005) $(1,569,128)

Cash and cash equivalents beginning
of period                                $2,387,197    $3,528,091

Cash and cash equivalents end of period  $  860,192   $1,958,963

Supplemental disclosures of cash
 flow information:
 Cash paid during period:
  Interest                                  $51,073    $ 219,243
  Income taxes, net                        $ 99,177           $0

<F3>See accompanying notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
The combined financial statements include the accounts of Blue Ridge
Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations and the statements of cash flows for the periods ended June 30, 1997 and May 31, 1996. Due to the change in the fiscal year end the most comparable quarterly prior year information is the three month period ended May 31, 1996. The re-statement of prior year quarters was not cost justifiable.

The results of operations for the three months are not necessarily indicative of the results to be expected for the full year since (a) the Companies' two ski facilities operate principally during the months of December through March and (b) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses net of revenues received in advance attributable to the ski facilities for the months of April through November are deferred and recognized as revenue and operating expenses, ratably, over the operating period.

The provision for income taxes for the three months ended June 30, 1997 and May 31, 1996 represents the estimated annual effective tax rate for the year ending March 31, 1998 and the year ended May 31, 1996, respectively.

In September 1997, the loan on the Dreshertown Plaza will mature.
Management has initiated refinancing of the loan, therefore $79,000 is classified as current debt and the balance of $5,253,343 is included in long-term debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operations for the three months ended June 30, 1997 (Fiscal 1998) resulted in a net loss of $(.07) per combined share compared to a net loss of $(.10) per combined share for the three months ended May 31, 1996.


Combined revenue of $1,502,232 represents a decrease of $1,249,589 for three months ended May 31, 1996. Ski operations decreased $1,638,413, Real Estate Management increased $478,737 and Rental Income decreased $89,913.

The decrease in Ski operation revenues for the three months ended June 30, 1997 as compared to May 31, 1996 is attributed to the change in fiscal year end which results in non-conforming quarterly comparisons. The three months ended June 30, 1997, does not reflect any ski operation income whereas the three months ended May 31, 1996 does.
Ski operation income is generated December through March annually.

Real Estate Management increase in revenue is attributed to festival revenues, recreational activities, rental management operations and property management of homes in our resort communities.
 The increases were offset with a decrease in marketing fees from resale of homes in our resort communities.

Rental income decrease in revenue is from investment properties.

Interest and Other Income decreased $11,081.

Operating costs decreased by $1,562,181 during the first three months of Fiscal 1998 as compared to the three months ended May 31, 1996. This was due to the non-conforming quarterly comparison. The three months ended June 30, 1997, does not reflect any ski operation expenses whereas the three months ended May 31, 1996 does. Ski operations encompasses December through March annually.

General and Administrative expenses for the first three months of Fiscal 1998 as compared to the three months ended May 31, 1996, increased by $59,478 primarily because of supplies and services. Several items are non-recurring services related to research and development.

Interest expense for the first three months of Fiscal 1998, as compared to the three months ended May 31, 1996, increased by $27,050 because of the acquisition of an additional loan for snow making equipment.

The effective income tax rate for the first three months of Fiscal 1998 was 34% as compared to 38% for the three months ended May 31, 1996. State taxes account primarily for the Fiscal 1998 and 1997 effective rates being greater than the federal statutory rate of 34%.

Financial Condition, Liquidity and Capital Resources

Working capital as of June 30, 1997, decreased by $433,148 as compared to March 31, 1997. This was due principally to a decrease in accounts receivable and prepaid expenses.

The change in the balances of accounts receivable, deferred operating costs and accrued liabilities from March 31, 1997 to June 30, 1997 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

Moving Forward
Capital expenditures for the First Quarter of Fiscal 1998 were for various equipment purchases. The Companies, in Fiscal 1998, will expand camping sites at Fernridge Campground and continue snow tubing and snow making expansion at Big Boulder and Jack Frost.


Change in Fiscal Accounting Period

At the July 24, 1996, Board of Directors' meeting, a change in the Fiscal year end was approved from May 31 to March 31. This change was effective for the Companies' 1997 Fiscal year. The purpose is to have the fiscal reporting period coincide with the operating periods of the Companies.

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


Date:  August 15, 1997