Form 10-Q
period 1997-09-30
BLUE RIDGE REAL ESTATE CO
filed 1997-11-14
CIK 12779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

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
		   Class                      Outstanding at September 30, 1997
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

INDEX
												Page No.

PART I - FINANCIAL INFORMATION

	Item 1-Financial Statements
		 Combined Condensed Balance Sheets
		 September 30, 1997 and March 31, 1997			  1 & 2

		Combined Condensed Statements of
		 Operations - Three Months and Six
 Months ended September 30, 1997 and
 August 31, 1996

								 3

		Combined Condensed Statements of
		 Cash Flows - Six Months Ended
		 September 30, 1997 and August 31, 1996				 4

		Notes to Financial Statements						 5


	Item 2-Management's Discussion and Analysis
		 of Financial Condition and Results
		 of Operations								  6 & 7


PART II - OTHER INFORMATION								 7

		Signatures									 8


BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)
[CAPTION]

     ASSETS                              September 30,      March 31,
                                                 1997           1997

Current Assets
 Cash (including interest bearing
 deposits of $5,284 at September 30, 1997
 and $2,084,101 at March 31, 1997           $   5,284     $2,387,197

 Accounts receivable                          156,206        430,628
 Refundable income taxes                            0         23,146
 Inventories                                  299,332        249,590
 Prepaid expenses, principally
  insurance and real estate taxes             532,999        623,561
 Deferred operating costs-net of
  deferred revenue-ski facilities           2,342,659              -

     Total current assets                   3,336,480      3,714,122


Other non-current assets                       36,797         36,797

Properties:
 Land, principally unimproved               1,867,766      1,867,766

 Land improvements, buildings
  and equipment                            47,987,227     47,146,625
                                           49,854,993     49,014,391

 Less accumulated depreciation
  and amortization                         29,340,660     28,962,573
                                           20,514,333     20,051,818

                                          $23,887,610    $23,802,737

<F1>See accompanying notes to unaudited financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

                                         September 30,      March 31,
                                                 1997           1997

Current Liabilities:
 Notes Payable-Line of Credit              $  700,000     $        -
 Current installments of
  long-term debt                              427,949        532,513
 Accounts and other payables                  643,726        430,814
 Accrued claims                               112,570        158,905
 Deferred revenue                             210,706        192,556
Accrued income taxes                           23,626        138,566
Accrued liabilities                           369,427        801,849
     Total current liabilities              2,488,004      2,255,203

 Long-term debt, less
  current installments                      9,158,085      9,245,918

 Deferred income taxes                      2,209,711      2,201,348

Commitments and Contingencies

Combined shareholders' equity:
 Capital Stock, without par value,
 stated value $.30 per combined share,
 Blue Ridge and Big Boulder each have
 authorized 3,000,000 shares and each have
 issued 2,198,148 shares as of September
 30, 1997 and as of March 31, 1997            659,444        659,444

Capital in excess of stated
 value                                      1,461,748      1,461,748

Earnings retained in the
 business                                   9,247,854      9,235,309
                                           11,369,046     11,356,501

LESS: Cost of 206,134 & 194,134
 shares of capital stock in treasury as
 of September 30, 1997 and March 31, 1997,
 respectively.                              1,337,236      1,256,233
                                           10,031,810     10,100,268
                                          $23,887,610    $23,802,737

<F2>See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)
[CAPTION]

                    Three Months Ended          Six Months Ended
                       September 30,  August 31,  September 30,  August 31,
                               1997      1996         1997         1996

Revenues:
 Ski operations           $        - $        -    $        -   $1,638,413
 Real estate management    1,807,326  1,694,070     2,819,765    2,227,772
 Rental income               363,800    490,550       853,593    1,070,256
                           2,171,126  2,184,620     3,673,358    4,936,441
Costs and expenses:
 Ski operations                    -          -             -    1,757,012
 Real estate management    1,378,976  1,418,911     2,371,620    2,232,591
 Rental operations           136,944    228,714       378,738      456,917
 General & administra-
  tive expenses              253,454    232,611       523,391      443,070
                           1,769,374  1,880,236     3,273,749    4,889,590

Income from operations       401,752    304,384       399,609       46,851

Other income (expense:)
 Interest & other income      12,066     21,165        31,944       52,124
 Interest expense           (173,552)  (209,456)     (410,645)    (419,499)
                            (161,486)  (188,291)     (378,701)    (367,375)

Income (Loss)
  before income taxes        240,266    116,093        20,908     (320,524)

Provision (Benefit)
  for income taxes            96,106     44,100         8,363     (279,045)

Net Income (Loss)          $ 144,160  $  71,993      $ 12,545   $  (41,479)

Average Common Shares
  Outstanding              1,992,014  2,004,014     1,995,073    2,004,014

Net Income (loss) per
  shares outstanding           $ .07      $ .04         $ .01        $(.02)

BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENT OF CASH FLOWS FOR
SIX MONTHS ENDED SEPTEMBER 30, 1997 AND AUGUST 31, 1996
(UNAUDITED)
                                                   1997         1996
Cash Flows from Operating Activities:
Net income (loss)                              $  12,545    $(129,679)
Adjustments to reconcile net income (loss)to
 net cash used in operating activities:
 Depreciation and amortization                   378,087      678,515
 Deferred income taxes                             8,363     (267,306)
 Write-off of project development costs                -      178,818
 Deferred revenue                                 18,150     (345,298)
Changes in assets and liabilities:
 Accounts & other receivables                    274,422          598
 Refundable income taxes                          23,146       10,000
 Prepaid expenses and other current assets    (2,301,839)  (1,177,602)
 Accounts payable & accrued liabilities         (265,845)    (703,312)
 Accrued income taxes                           (114,940)      89,824
Net cash used in operating
 activities                                  $(1,967,911) $(1,665,442)

Cash Flows (used in) from Investing Activities:
 Marketable securities                                 -     (293,588)
 Collection of mortgage receivables                    -        3,980
 Additions to intangible assets                 (101,631)           -
 Additions to properties                        (738,971)  (1,085,424)
Net cash used in investing activities          $(840,602) $(1,375,032)

Cash flows (used in) from Financing Activities:
 Purchase of treasury stock                      (81,003)           -
 Proceeds from notes payable, bank               700,000      363,946
 Payment of long-term debt                      (192,397)    (344,606)
Net cash used in financing activities          $ 426,600    $  19,340

Net (decrease) in cash and
 cash equivalents                            $(2,381,913) $(3,021,134)

Cash and cash equivalents beginning
of period                                     $2,387,197   $3,528,091

Cash and cash equivalents end of period       $    5,284   $  506,957

Supplemental disclosures of cash
 flow information:
 Cash paid during period:
  Interest                                     $ 407,377    $ 416,675
  Income taxes, net                            $  90,684    $  92,859

<F3>See accompanying notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

 The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations and the statements of cash flows for the six month periods ended September 30, 1997 and August 31, 1996. Due to the change in the fiscal year end the most comparable six month prior year information is the six month period ended August 31, 1996. The restatement of prior year quarters was not cost justifiable.


 The results of operations for the three and six months are not necessarily indicative of the results to be expected for the full year since (a) the Companies' two ski facilities operate principally during the months of December through March and (b) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses net of revenues received in advance attributable to the ski facilities for the months of June through November are deferred and recognized as revenue and operating expenses, ratably, over the operating period.


 The provision (credit) for income taxes for the six months ended
 September 30, 1997 and August 31, 1996 represents the allocation of the estimated annual effective tax rate for the year ending March 31, 1998 and 1997, respectively.


 In September 1997, the loan on the Dreshertown Plaza matured and was subsequently refinanced with CoreStates Bank.


 Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, which have only been affected by the purchase of 12,000 shares of Treasury Stock in May 1997. There are no items that have a dilutive effect on earnings per share. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which establishes new standards for computations of earnings per share. The Statement is effective for periods ending after December 15, 1997, with prior periods restated at that time to comply with the new standards. If the Statement had been effective for the periods ended June 30, 1997 and May 31, 1996 there would have been no significant change in earnings per share as presented in the accompanying Combined Statements of Income.

 On July 1, 1997, the Board of Directors granted the Chairman of the Companies options to acquire 25,000 shares of the Companies Common stock. The options were issued at the fair market value on July 1 of $6.75. The options expire July 1, 2003.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Operations for the Second Quarter and First Half of Fiscal 1998 resulted in Net Income of $.07 and $.01 per combined share compared to a Net Income (Net loss) of $.04 and ($.02) per combined share for the six months ended August 31, 1996.

Combined revenue of $3,673,358 represents a decrease of $1,263,083 for six months ending September 30, 1997, compared to the six months ended August 31, 1996 of the previous year. Ski operations decreased $1,638,413, Real Estate Management increased $591,993 and Rental Income decreased $216,663.

The decrease in Ski operation revenues for the six months ended September 30, 1997 as compared to August 31, 1996 is attributed to the change in fiscal year end which results in non-conforming quarterly comparisons. The six months ended September 30, 1997, does not reflect any ski operation income whereas the six months ended August 31, 1996 does. Ski operation income is generated December through March annually.


Real Estate Management increase in revenue is attributed to festival revenues, recreational activities, rental management operations and
property management of homes in our resort communities.   The increases
were offset with a decrease in marketing fees from resale of homes in our resort communities.

Rental income decrease in revenue is from investment properties.

Interest and Other Income decreased $20,180.

Operating costs decreased by $1,615,841 during the first six months of Fiscal 1998 as compared to the six months ended August 31, 1996. This was primarily due to the non-conforming quarterly comparison. The six months ended September 30, 1997 does not reflect any ski operation expenses whereas the six months ended August 31, 1996 does. Ski operations are encompassed December through March annually.

General and Administrative expenses for the first six months of Fiscal 1998 as compared to the six months ended August 31, 1996, increased by $80,321 primarily because of supplies. Several items are non-recurring services related to expansion.

Interest expense for the first six months of Fiscal 1998, as compared to the six months ended August 31, 1996, decreased by $8,854 because of the re-financing of the Dresheertown Plaza loan.

The effective income tax rate for the First six months of Fiscal 1998 was 40%, as compared to 38% for the six months ended August 31, 1996. State taxes account primarily for the Fiscal 1998 and 1997 effective rates being greater than the federal statutory rate of 34%.

Financial Condition, Liquidity and Capital Resources

Working capital as of September 30, 1997 decreased by $610,443 as compared to March 31, 1997. This was due principally to a decrease in accounts receivable, an increase in payables and renovations to the properties.

The change in the balances of accounts receivable, deferred operating costs and accrued liabilities from March 31, 1997 to September 30, 1997 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

Moving Forward

Capital expenditures for the First Half of Fiscal 1998 were for various equipment purchases. The Companies, in Fiscal 1998, will expand camping sites at Fernridge Campground and continue snow tubing and snow making expansion at Big Boulder and Jack Frost.

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





Date:  November 12, 1997