Form 10-Q
period 1997-12-30
BLUE RIDGE REAL ESTATE CO
filed 1998-02-17
CIK 12779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1997

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
		   Class                      Outstanding at December 31, 1997
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

INDEX

PART I - FINANCIAL INFORMATION

	Item 1-Financial Statements
		 Combined Condensed Balance Sheets
		 December 31, 1997 and March 31, 1997			  1 & 2

		Combined Condensed Statements of
		 Operations - Three Months and Nine
 Months ended December 31, 1997 and
 November 30, 1996		                     						 3

		Combined Condensed Statements of
		 Cash Flows - Nine Months Ended
		 December 31, 1997 and November 30, 1996			 4

		Notes to Financial Statements					  5 & 6


	Item 2-Management's Discussion and Analysis
		 of Financial Condition and Results
		 of Operations	         							  7 & 8

PART II - OTHER INFORMATION		   						 9

		Signatures			                 						10

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)

     ASSETS                               December 31,      March 31,
                                                 1997           1997

Current Assets
 Cash (including interest bearing
 deposits of $1,768,825 at December 31 1997
 and $2,084,101 at March 31, 1997          $1,768,825     $2,387,197

 Accounts receivable                          116,344        430,628
 Refundable income taxes                            0         23,146
 Inventories                                  368,182        249,590
 Prepaid expenses, principally
  insurance and real estate taxes             559,146        623,561
 Deferred operating costs-net of
  deferred revenue-ski facilities           2,527,579              0

     Total current assets                   5,340,076      3,714,122

Deferred financing costs, net                  78,151              0

Other non-current assets                       36,797         36,797

Properties:
 Land, principally unimproved               1,867,750      1,867,766

 Land improvements, buildings
  and equipment                            48,617,242     47,146,625
                                           50,484,992     49,014,391

 Less accumulated depreciation
                                           29,865,952     28,962,573
                                           20,619,040     20,051,818
                                          $26,074,064    $23,802,737

<F1>See accompanying notes to unaudited financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY
                                          December 31,      March 31,
                                                 1997           1997

Current Liabilities:
 Notes payable-line of credit              $2,000,000              0
 Current installments of
  long-term debt                              456,543     $  532,513
 Accounts and other payables                1,420,398        430,814
 Accrued claims                                99,952        158,905
 Deferred revenue                             502,897        192,556
Accrued income taxes                           23,583        138,566
Accrued liabilities                           806,369        801,849
     Total current liabilities              5,309,742      2,255,203

 Long-term debt, less
  current installments                      9,016,007      9,245,918

 Deferred income taxes                      2,013,893      2,201,348


Combined shareholders' equity:
 Capital Stock, without par value,
 stated value $.30 per combined share,
 Blue Ridge and Big Boulder each have
 authorized 3,000,000 shares and each have
 issued 2,198,148 shares as of December
 31, 1997 and as of March 31, 1997            659,444        659,444

Capital in excess of stated
 value                                      1,461,748      1,461,748

Earnings retained in the
 business                                   8,950,466      9,235,309
                                           11,071,658     11,356,501

LESS: Cost of 206,134 & 194,134
 shares of capital stock in treasury as
 of December 31, 1997 and March 31, 1997,
 respectively.                              1,337,236      1,256,233
                                            9,734,422     10,100,268
                                          $26,074,064    $23,802,737

<F2>See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)
                    Three Months Ended         Nine Months Ended
                       December 31, November 30,  December 31, November 30,
                               1997      1996         1997         1996

Revenues:
 Ski operations           $2,576,759 $   73,411    $2,576,759   $1,711,824
 Real estate management      929,612    712,415     3,749,377    2,940,187
 Rental income               389,506    329,230     1,243,099    1,399,486
                           3,895,877  1,115,056     7,569,235    6,051,497
Costs and expenses:
 Ski operations            2,929,594     73,411     2,929,594    1,830,423
 Real estate management      846,846    677,828     3,218,466    2,910,419
 Rental operations           215,336    206,086       594,074      663,003
 General & administra-
  tive expenses              246,932    220,129       770,323      663,199
                           4,238,708  1,177,454     7,512,457    6,067,044

Income (loss)from
 operations                 (342,831)   (62,398)       56,778      (15,547)

Other income (expense:)
 Interest & other income      66,006     15,815        97,950       67,939
 Interest expense           (216,381)  (226,019)     (627,026)    (645,518)
                            (150,375)  (210,204)     (529,076)    (577,579)

Loss before
  income taxes              (493,206)  (272,602)     (472,298)    (593,126)

Benefit for
  income taxes              (195,818)  (103,589)     (187,455)    (294,418)

Loss                       $(297,388) $(169,013)    $(284,843)   $(298,708)

Loss per shares
  outstanding:
   diluted                     $(.15)     $(.08)        $(.14)       $(.15)
   basic                       $(.15)     $(.08)        $(.14)       $(.15)

BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENT OF CASH FLOWS FOR
NINE MONTHS ENDED DECEMBER 31, 1997 AND NOVEMBER 30, 1996
(UNAUDITED)

                                                   1997         1996

Cash Flows from Operating Activities:
Loss                                           $(284,843)   $(298,708)
Adjustments to reconcile loss to
 net cash used in operating activities:
 Depreciation and amortization                   919,009      853,551
 Deferred income taxes                          (187,455)    (244,847)
 Write-off of project development costs                0      178,816
 Deferred revenue                                310,341     (364,706)
Changes in assets and liabilities:
 Accounts & other receivables                    314,284       27,402
 Refundable income taxes                          23,146       10,000
 Prepaid expenses and other current assets    (2,581,756)  (2,594,075)
 Accounts payable & accrued liabilities          935,151     (297,210)
 Accrued income taxes                           (114,983)           0
Net cash used in operating
 activities                                  $  (667,106) $(2,729,777)

Cash Flows (used in) from Investing Activities:
 Collection of mortgage receivables                    0       16,379
 Deferred financing costs                       ( 93,781)           0
 Additions to properties                      (1,470,601)  (2,172,704)
Net cash used in investing activities        $(1,564,382) $(2,156,325)

Cash flows (used in) from Financing Activities:
 Purchase of treasury stock                      (81,003)           0
 Proceeds from notes payable, bank             2,000,000    2,060,401
 Repayment of long-term debt                    (305,881)    (482,375)
Net cash used in financing activities         $1,613,116   $1,578,026

Net (decrease) in cash and
 cash equivalents                            $  (618,372) $(3,308,076)

Cash and cash equivalents beginning
of period                                     $2,387,197   $3,528,091

Cash and cash equivalents end of period       $1,768,825   $  220,015

Supplemental disclosures of cash
 flow information:
 Cash paid during period:
  Interest                                     $ 619,889    $ 642,694
  Income taxes, net                            $  90,684    $  92,859

<F3>See accompanying notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
1.	The combined financial statements include the accounts of Blue Ridge
Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain
Company and BBC Holdings, Inc.). In the opinion of management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1997, and the results of operations and the statements of cash flows for the nine month periods ended December 31, 1997 and November 30, 1996. Due to the change in the fiscal year end the most comparable nine month prior year information is the nine month period ended November 30, 1996. The restatement of prior year quarters was not cost justifiable.

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

3.	The credit for income taxes for the nine months ended December 31,
1997 and November 30, 1996 represents the allocation of the estimated annual effective tax rate for the year ending March 31, 1998 and 1997, respectively.

4.	In September 1997, the loan on the Dreshertown Plaza matured and was subsequently refinanced.

5.	Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, which have only been affected by the purchase of 12,000 shares of Treasury Stock in May 1997. There are no items that have a dilutive effect on earnings per share. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which establishes new standards for computations of earnings per share. The Statement is effective for periods ending after December 15, 1997, with prior periods restated at that time to comply with the new standards.

The calculations of earnings per share are as follows:

				  Three Months Ended          Nine Months Ended
				  December 31, 1997			December 31, 1997
				  Basic	     Diluted		Basic	   Diluted

Net Loss		          $  (297,388)  $ (297,388)    $ (284,843)   $(284,843)
Weighted average
 number of common
 shares outstanding	  1,992,014    1,992,014	      1,993,716    1,993,716
Effect of shares
 issuable under
 stock option plans:
 Shares issued
 under option			              0	      35,000		          	   0	     35,000
 Less shares
 effected by dilution	        0	       20,543	          		  0    		27,500
 Diluted shares	              0	       14,457		          	  0	    	 7,500
Weighted average
 common shares		      1,992,014     2,006,471      1,993,716	   2,001,216


Earnings per share  $     (.15)   $     (.15)	   $     (.14) 	$     (.14)

6.	On July 1, 1997, the Board of Directors granted the Chairman of the
Companies options to acquire 25,000 shares of each of the Companies Common stock. The options were issued at the fair market value on July 1, 1997 of $6.75. The options expire July 1, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operations for the Third Quarter and First nine months of Fiscal 1998 resulted in Loss of $(.15) and $(.14) per combined share compared to a Loss of $(.08) and $(.15) per combined share for the three and nine months ended November 30, 1996.

Combined revenue of $7,569,235 represents an increase of $1,517,738 for the nine months ended December 31 1997, compared to the nine months ended November 30, 1996 of the previous year. Ski operations increased $864,935, Real estate management increased $809,190 and Rental income decreased $156,387.

Combined revenue of $3,895,877 represents an increase of $2,780,821 for the third quarter of Fiscal 1998, compared to the three months ended November 30, 1996 of the previous year. Ski operations increased $2,503,348, Real estate management increased $217,197 and Rental income increased $60,276.

The increase in Ski operation revenues for the three and nine months ended December 31, 1997 as compared to November 30,1996 is attributed to the change in fiscal year end which results in non-conforming quarterly comparisons.

Real estate management increase in revenue for the first nine months of Fiscal 1998 is attributed to festival revenues, recreational activities, rental management operations and property management of homes in our resort communities.

Real estate management increase in revenue for the third quarter of Fiscal 1998 as compared to the three months ended November 30, 1996 is attributed to the third quarter of Fiscal 1998 containing one month of ski operations, whereas the three month period ended November 30, 1996 does not.

Rental income decrease in revenue for the first nine months of Fiscal 1998 is from investment properties. Rental income increase for the third quarter of Fiscal 1998 compared to the three month period ended November 30, 1996 is due to the non-conforming quarterly comparisons.

Interest and other Income increased $30,011 for the nine months ended December 31, 1997 and $50,191 for the three months ended December 31, 1997 compared to the three and nine months ended November 30, 1996.

Operating costs increased by $1,338,289 during the first nine months of Fiscal 1998 as compared to the nine months ended November 30, 1996. Operating cost increased by $3,061,254 for the third quarter of Fiscal 1998 as compared to the three months ended November 30, 1996. These increases are primarily due to the non-conforming quarterly comparison.

General and Administrative expenses for the first nine months of Fiscal 1998 as compared to the nine months ended November 30, 1996, increased by $107,124. General and Administrative expenses increased by $26,803 for the third quarter of Fiscal 1998 as compared to the three months ended November 30, 1996. These increases are because of supplies. Several items are non-recurring services related to costs incurred in connection with possible expansion.

Interest expense for the first nine months of Fiscal 1998, as compared to the nine months ended November 30, 1996, decreased by $18,492. Interest expense also decreased by $9,638 for the third quarter of Fiscal 1998, as compared to the three month period ended November 30, 1996. The decreases are due to the re-financing of the Dreshertown Plaza loan.

The effective income tax rate for the nine months of Fiscal 1998 was 40%, as compared to 38% for the nine months ended November 30, 1996. State taxes account primarily for the Fiscal 1998 and 1997 effective rates being greater than the federal statutory rate of 34%.

Financial Condition, Liquidity and Capital Resources

Working capital as of December 31, 1997 decreased by $1,428,585 as compared to March 31, 1997. This was due principally to the repayment of the seasonal line of credit and to a decrease in accounts receivable, and an increase in payables due to the comparison of non-conforming periods and renovations to the properties.

The change in the balances of accounts receivable, deferred operating costs and accrued liabilities from March 31, 1997 to December 31, 1997 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

Moving Forward

Capital expenditures for the First nine months of Fiscal 1998 were for various equipment purchases. The Companies, in Fiscal 1998, will expand camping sites at Fernridge Campground and continue snow tubing and snow making expansion at Big Boulder and Jack Frost.


Change in Fiscal Accounting Period

This change became  effective for each of the Companies' 1997 Fiscal Years.
 The purpose is to have the fiscal reporting period coincide with the operating periods of the profit centers initiated over the last several years.

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

Date:  February 9, 1998