Form 10-K
period 1998-03-31
BLUE RIDGE REAL ESTATE CO
filed 1998-06-29
CIK 12779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORTS* PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended MARCH 31, 1998
OR
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transtion period from         to

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.     (X)

     The aggregate market value of common stock, without par value, stated value $.30 per combined share, held by non-affiliates at June 16, 1998, was $22,159,799. The market value per share is based upon the per share cost of shares as indicated by NASDAQ on March 31, 1998. There is no established public trading market for the Companies' stock.

     Number of shares outstanding of each of the issuer's classes of common stock.
            Class                        Outstanding June 16, 1998
Common Stock, without par value                  1,991,892 Shares
   stated value $.30 per
   combined share
DOCUMENTS INCORPORATED BY REFERENCE
     Specified portions of the Companies' 1998 Annual Report to
Shareholders are incorporated by reference into Part II hereof.

     Specified portions of the Companies' definitive Proxy Statement for the 1998 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.
____________________
     *Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (the "Corporations") and under the By-Laws of the Corporations, shares of the Corporations are combined in unit certificates, each certificate representing the same number of shares of each of the Corporations. Shares of each Corporation may be transferred only together with an equal number of shares of the other Corporation. For this reason, a combined Blue Ridge/Big Boulder Form 10-K is being filed. Except as otherwise indicated, all information applies to both Corporations.

FORM 10-K
PART I
ITEM 1.  BUSINESS

	BLUE RIDGE REAL ESTATE COMPANY
	Blue Ridge Real Estate Company ("Blue Ridge"), which was incorporated in Pennsylvania in 1911, is believed to be one of the largest owners of investment property in Northeastern Pennsylvania. It owns 18,845 acres of land which are predominately located in the Pocono Mountains. These lands are held entirely as investment property. Income is derived from these lands through leases, selective timbering by others, condemnation, sales, and other dispositions. Blue Ridge also owns the Jack Frost Mountain Ski Area which is leased to Jack Frost Mountain Company, a 215-site campground, a retail store leased to Wal-Mart and a shopping center. The ski area, campground retail store and shopping center are more fully described under
Item 2.

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

	Blue Ridge employs 33 full-time employees. Jack Frost Mountain Company, which operates the Jack Frost Mountain Ski Area, has 37 full-time employees and during the skiing season there are approximately 500 additional employees. Northeast Land Company has 21 full-time employees.

ITEM 1.  BUSINESS - (continued)

	BIG BOULDER CORPORATION

	Big Boulder Corporation ("Big Boulder") was incorporated in Pennsylvania in 1949. The major assets of the company are 929 acres of land, which includes a 175 acre lake, the Big Boulder Ski Area, and the Blue Heron Grille. The principal source of revenue for Big Boulder is derived from the Big Boulder Ski Area which is leased to Lake Mountain Company.
	Lake Mountain Company, a wholly-owned subsidiary of Big Boulder Corporation was incorporated in Pennsylvania in 1983 and commenced operations on June 1, 1983. It was created to lease and operate the Big Boulder Ski Area, to provide certain services to other facilities, such as the Blue Heron, Midlake and Laurelwoods resort communities, and operate the recreational facilities as they are located within the Big Boulder Lake tract.
	The Blue Heron Grille is currently being leased to a restaurant operator.
	BBC Holdings, Inc., a wholly-owned subsidiary of Big Boulder, was incorporated in Delaware in 1986. It was established for investment purposes.
	Big Boulder has no employees. Lake Mountain Company, which operates the Big Boulder Ski Area, no longer has any employees. The Lake Mountain Company has been merged with the payroll of Jack Frost Mountain Company.
Big Boulder Ski area has 22 full-time employees. During the skiing season, there are approximately 525 additional employees.

	INDUSTRY SEGMENT INFORMATION

	Information with respect to industry segments is presented in Note 12 to the Registrants' financial statements included in Item 8.

	The quarterly results of operations for 1998, 1997 and 1996 reflect the cyclical nature of the Companies' business since (a) the Companies' two ski facilities operate principally during the months of December through March and (b) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses, net of revenues received in advance attributable to the ski facilities for the months of April through November, are deferred and recognized as revenue and operating expenses, ratably, over the operating period.

ITEM 2.  PROPERTIES

	A.	BLUE RIDGE REAL ESTATE COMPANY
	The physical properties of Blue Ridge consist of approximately 18,948 acres owned by Blue Ridge and Northeast Land Company, the Jack Frost
Mountain Ski Area, the Fern Ridge Campground, the Wal-Mart Store, the Dreshertown Shopping Center, a sewage treatment facility, corporate headquarters building, and other miscellaneous facilities.

		SKI FACILITIES

	The Jack Frost Mountain Ski Area, under lease to Jack Frost Mountain Company since June 1, 1981, is located near White Haven, Carbon County, Pennsylvania, and commenced operations in December 1972. The Jack Frost Mountain Ski Area consists of twenty-one slopes and trails including a snowboard slope, snowmobile course, snowtubing hill, four double chairlifts, two triple chairlifts, one quad chairlift, and various buildings including a Summit Lodge with food service, a cocktail lounge, a ski shop, and a ski rental shop. The total lift capacity per hour is 10,800 skiers. These lifts are in good condition and are operated as needed during the ski season. These facilities are situated on approximately 473 acres owned by Blue Ridge and leased to Jack Frost Mountain Company. The total capital investment in the ski area is $19,379,516, the major portion of which represents the cost of the slopes and trails, chairlifts, snowmaking equipment, water supply, roads and parking areas, and all buildings including the Summit Lodge. The remainder is for furnishings and equipment for the Summit Lodge, trucks, maintenance equipment, and miscellaneous outside equipment. At March 31, 1998 the out-standing debt on the Jack Frost Mountain Ski Area was $1,078,493.

		REAL ESTATE MANAGEMENT OPERATIONS

	The Wal-Mart Store located in Laurens, South Carolina, was acquired in September 1990 for cash consideration of $2,190,470 which was the total capital investment at March 31, 1998. The building consists of 70,000 square feet, located on 10.217 acres of land and is leased to Wal-Mart on a triple net basis through January 31, 2014. At March 31, 1998, a mortgage totaling $1,416,265 was outstanding on this property.

	The Dreshertown Plaza Shopping Center, Dresher, Montgomery County, Pennsylvania, was acquired in July, 1986 for consideration of $4,592,579. The center consists of approximately 101,233 square feet located on approximately 15 acres of land. On March 31, 1998, the center was 96% occupied under leases expiring on various dates from April 30, 1998 to October 31, 2011. The total capital investment in the shopping center is $5,414,170. At March 31, 1998, a mortgage totaling $5,331,999 was out-standing on this property.

	The Fern Ridge Campground is located at the intersection of Route 115 and Interstate 80 in Monroe County, Pennsylvania. This campground is built on 85 acres and consists of 215 campsites, 75 with water and electric, 15 with rustic cabins and the remaining 125 are wilderness sites. Its operating period is from April 1 through September 30. At March 31, 1998, the Company's investment in this facility was $475,350.
ITEM 2.  PROPERTIES - (Continued)
	Blue Ridge owns 18,845 acres of land which are predominately located in the Pocono Mountains. The majority of this property is leased to various hunting clubs. Blue Ridge also owns several cottages in the area that are leased to private individuals.

	Blue Ridge owns and leases to Jack Frost Mountain Company a sewage treatment facility to serve the resort housing at Jack Frost Mountain. The total investment in this facility at March 31, 1998 was $1,224,623 with outstanding debt of $172,127.

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

	For the fiscal year ended March 31, 1998, revenues from operations of Blue Ridge and its subsidiaries amounted to $10,914,914. Approximately 55% of this revenue or $6,043,977 was derived from the Jack Frost Mountain Ski Area which operated 96 days during the fiscal year.

	B.	BIG BOULDER CORPORATION

	The physical properties owned by Big Boulder consist of approximately 929 acres, the Big Boulder Ski Area, a sewage treatment facility, a 200 foot communications tower, and the Blue Heron Grille.

		SKI FACILITIES

	The Big Boulder Ski Area's physical properties have been leased to Lake Mountain Company since June 1, 1983, and are located in Kidder Township, Carbon County, Pennsylvania. Big Boulder Ski Area commenced operations in 1947. The Big Boulder Ski Area contains fourteen slopes and trails including a snowboard slope, snowtubing hill, five double chair-lifts, two triple chairlifts, and various buildings including a base lodge, providing food service, a cocktail lounge, a ski shop and a ski rental service. The total lift capacity per hour is 9,600 skiers. These lifts are in good condition and are operated as needed during the ski season. These facilities are situated on approximately 90 acres owned by Big Boulder. The total capital investment in the ski area is $12,992,006. At March 31, 1998, the outstanding debt on the Big Boulder Ski Area was $839,816.

					REAL ESTATE MANAGEMENT OPERATIONS

	A sewage treatment facility was constructed by Big Boulder Corporation to serve the resort housing within the Big Boulder tract. The facility has the capacity of treating 225,000 gallons per day and is leased to Lake Mountain Company for operation. The capital investment in the facility at March 31, 1998, was $1,700,719 with an outstanding debt of $452,209 at that date.
Big Boulder Corporation constructed the Blue Heron Grille which consists of 8,800 square feet and is located on the east shore of Big
Boulder Lake, Kidder Township, Carbon County, Pennsylvania. The facility, leased to a private operator, commenced operations in May 1986. The restaurant has dining capacity for 100 patrons with a nightclub. The capital investment in the facility at March 31, 1998 was $1,563,626.

	Big Boulder owns 929 acres of land which are located in the Pocono Mountains. The Big Boulder Lake Club includes a 175 acre lake, swimming pool, tennis courts, boat docks and accompanying buildings.

	For the fiscal year ended March 31, 1998, revenues from operations of Big Boulder amounted to $7,741,081. Approximately 81% of this revenue of $6,254,916 was derived from the Big Boulder Ski Area which operated 112 days during that fiscal year.

ITEM 3.	LEGAL PROCEEDINGS

	Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANTS
                        								Age        Office Held Since

		Michael J. Flynn               63                1991
  Chairman of the Board

  Gary A. Smith                  55                1992
		President

		Melanie Murphy                 38                1996
		Vice President-Operations

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
          _______RELATED STOCKHOLDER MATTERS__________

	Information required with respect to Registrants' common stock and related shareholder matters is incorporated herein by reference to the caption entitled "Price Range of Common Shares and Dividend Information" on Page 13 of the Fiscal 1998 Annual Report to Shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

	Information required with respect to the specified financial data is incorporated herein by reference to Page 14 of the Fiscal 1998 Annual
Report to Shareholders.


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ________CONDITION AND RESULTS OF OPERATIONS______

	Information required with respect to Registrants' financial condition, changes in financial condition and results of operations is incorporated herein by reference to Pages 14 through 15 of the Fiscal 1998 Annual Report to Shareholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The required financial statements are incorporated herein by reference to Pages 2 through 12 of the Fiscal 1998 Annual Report to Shareholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          _ON ACCOUNTING AND FINANCIAL DISCLOSURES_____

	Not applicable.

PART  III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

	The information concerning Directors required by Item 10 of Form 10-K is set forth under the caption "Election of Directors" in the Registrants' definitive Proxy Statement for the 1998 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

	The information concerning Executive Officers required by Item 10 of Form 10-K is set forth in Item 4A of this report.

           CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANTS
                                                     Employed in Present
                                               Age     __Position Since___
Carl V. Kerstetter, Director of Marketing       47            1991
Eldon D. Dietterick, Secretary of Corporation   52            1996
		Carl V. Kerstetter and Eldon D. Dietterick have been employed by the Registrants on a full-time basis for more than five years.

ITEM 11.	EXECUTIVE COMPENSATION

	The information concerning Executive Compensation required by Item 11 of Form 10-K is set forth under the caption "Remuneration of Executive Officers and Directors" in the registrant's definitive Proxy Statement for the 1998 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          __________OWNERS AND MANAGEMENT_________
     The information required by Item 12 of Form 10-K is set forth under the caption "Holdings of Common Stock" in the Registrants' definitive Proxy Statement for the 1998 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	Not applicable.

PART IV
ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               ________AND REPORTS ON FORM 8-K________

  A. (1) Financial statements included in Registrants' Fiscal 1997 Annual Report to Shareholders on Pages 2 through 12 are incorporated by reference. The Report of Independent Accountants for the combined financial statements appears on Page 14 of this Form 10-K.

  A.  (2)  Financial Statement Schedules

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

          Schedules:    III.  Real Estate and Accumulated Depreciation

  A.  (3)  Exhibits, Including Those Incorporated by Reference
		The following is a list of Exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, Exhibits that were previously filed are incorporated by reference. For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is indicated in parentheses.

	                                                 Legend for
	                                                 Documents
                                                    Incorporated      Page
	   	 Articles of Incorporation and By-Laws    By Reference     Number

	3( 1).1  Articles of Incorporation                    (1)
     3( 1).4  Articles of Amendment                        (2)
     3(ii).1  By-Laws of Blue Ridge Real Estate Company
                as amended through July 25, 1990           (8)
     3(ii).2  By-Laws of Big Boulder Corporation
                as amended through July 25, 1990           (8)

	Instruments Defining the Rights of Security
      ________Holders including Indentures_____
     4.1      Specimen Certificate for Shares of           (1)
                 Common Stock
ITEM 14.		EXHIBITS, FINANCIAL STATEMENT SCHEDULES
			________AND REPORTS ON FORM 8-K________ -(Continued)


	                                                  Legend for
	                                                 Documents
                                                     Incorporated
		                                           By Reference
     4.2      Security Combination Agreement              (1)
     4.3      Revised Specimen Unit Certificates
               for shares of common stock                 (7)

Material Contracts
              Financial Agreements
    10.1.1    Mortgage Relating to the Construction
               of the Jack Frost Mountain Ski Area        (2)
    10.1.2    Construction Loan - Jack Frost
               Mountain Ski Area                          (3)
    10.1.3    Loan from PNC Bank, Wilkes-Barre            (4)
    10.1.4    First Mortgage, Principal Mutual,
               Building leased to Wal-Mart                (8)
    10.1.16   First Mortgage, CoreStates Bank, NA,
               Dreshertown Plaza Shopping Center,
               Montgomery County

              Acquisition of Properties
    10.2.1    Acquisition of Dreshertown Plaza
               Shopping Center                            (6)
    10.2.2    Acquisition of Building leased to
               Wal-Mart                                   (8)

              Lease
    10.3.1    Building leased to Wal-Mart                (10)

              Agreement with Executive Officers and Director
    10.4.1    Stock Option - Michael J. Flynn             (9)
              Stock Option Agreement - Michael J. Flynn

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

			(6)	Filed August 28, 1987 as an Exhibit to Form
				 10-K and incorporated herein by reference

			(7)	Filed August 28, 1990 as an Exhibit to Form
				 10-K and incorporated herein by reference

			(8)	Filed August 26, 1991 as an Exhibit to Form
				 10-K and incorporated herein by reference

		     (9)  Filed August 26, 1994 as an Exhibit to Form
				 10-K and incorporated herein by reference

              (10) Filed August 29, 1995 as an Exhibit to Form
                     10-K and incorporated herein by reference.

			Copies of Exhibits are available to Shareholders by contacting Eldon D. Dietterick, Secretary, Blakeslee, PA 18610. A charge of $.25 per page to cover the Registrants' expenses will be made.

  B           Reports on Form 8-K
                   None
SIGNATURES

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

_______Signature_______       __________Title___________      ____Date___


_______________________                                       ___________
 Michael J. Flynn             Chairman of the Board
                              Principal Executive Officer
_______________________                                       ___________
 Gary A. Smith                President
                              Chief Operating Officer
                              Principal Financial Officer

______________________                                        ___________
 Kieran E. Burke              Director

______________________                                        ___________
 Milton Cooper                Director

______________________                                        ___________
 Allen J. Model               Director

______________________
 Wolfgang Traber              Director                        ___________

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Blue Ridge Real Estate Company
and Big Boulder Corporation

Our report on the combined financial statements of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 13 of the 1998 Annual Report to Shareholders of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included on pages 15 to 16 inclusive of this Form 10-K.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
June 5, 1998


COMBINED SCHEDULE III.
REAL ESTATE AND ACCUMULATED DEPRECIATION  March 31, 1998


Column A            Column B       Column C                Column D

                                   Initial Cost            Cost Capitalized
                                   to Company              Subsequent To
                                                           Acquisition
                                          Buildings &
Description       Encumbrances     Land   Improvements     Improvements

Land located
in N E PA including
various improvements             1,867,766      49,915         3,655,166

Corporate
Building                                       282,918           158,154

Buildings Leased
to Others
Eastern PA
Exchanged Asset-
Shopping Center    5,700,000       780,700   4,554,235            79,235
Other                      0             0           0         2,308,869
Laurens,SC         1,600,000       276,000   1,914,470                 0
TOTAL              7,300,000     2,924,466   6,801,538         6,201,423

                                   Column E                 Column F

                          Gross Amount at which Carried
  at Close of Period (1)(2)
Land located in
N E PA including                   Building                 Accumulated
Various improvements   Land        Improvements   Total     Depreciation
                   1,867,738     3,705,080   5,572,818         2,139,587
Corporate Building                 441,072     441,072           220,277

Buildings Leased to
Others Eastern PA
Exchanged Asset-
Shopping Center      780,700     4,633,470   5,414,170         2,424,437
Other                      0     2,308,869   2,308,869         1,114,162
Laurens, SC          276,000     1,914,470   2,190,470           467,980
TOTAL              2,924,438    13,002,961  15,927,399         6,366,443


                             Column G        Column H       Column I

                                                            Life on which
                                                            Depreciation
                             Date of          Date          in latest income
                             Contstruction    Acquired      Statement is
                                                            computed

Land located in NE PA
Including various
improvements                 Various          Various       5 to 30 Yrs

Corporate Building                            1982         10 to 30 Yrs

Buildings leased to others
Eastern PA Exchanged Asset
Shopping Center              N/A              Various       5 to 30 Yrs
Other                        N/A              Various       5 to 30 Yrs
Laurens, SC                  N/A              Various       5 to 30 Yrs
TOTAL

(1) Activity for the fiscal years ended March 31, 1998, March 31, 1997
     & May 31, 1996 is as follows:
                                          1998        1997         1996

 Balance at beginning of year      17,477,744   16,878,154   16,875,710
 Additions during year:
 Improvements                         181,369      599,590      181,260
 (reclassify)                      (1,731,686)           0     (178,816)
                                   15,927,427   17,477,744   16,878,154
 Deductions during year:
 Cost of real estate sold                  28            0            0
 Balance at end of year            15,927,399   17,477,744   16,878,154

(2) The aggregate cost for Federal Income Tax purposes at March 31, 1998 is $14,490,158

(3) Activity for the fiscal years ended March 31, 1998, March 31, 1997
     & May 31, 1996 is as follows:
                                        1998          1997         1996

 Balance at beginning of year      7,029,213     6,602,457    5,996,856
  Additions during year:
  (Reclassification)                (920,651)            0             0
  Current year depreciation          257,881       426,756      605,601
  Less retirements                         0             0            0
 Balance at end of year            6,366,443     7,029,213    6,602,457


BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION
To The Shareholders,
     The Companies experienced another good year. This can be attributed to having snow conditions superior to our competition, a growth in summer activities and increased marketing efforts.
     In 1997, to better reflect business cycles between our ski and non-ski season, the Companies changed the fiscal year-end to March 31st, resulting in a 10-month fiscal year. Fiscal 1998 represents the first twelve-month period since this adjustment. Net income for the Companies in 1998 was $394,593 or $.20 per combined share compared to $486,806 or $.24 per combined share for 10 months ending March 31, 1997. Although our pretax income of $737,590 is on par with last year, we have improved on our performance because the two additional months in Fiscal 1998 are historically non-revenue producing months.
     Cold temperatures early in November provided us with the opportunity to open Big Boulder for skiing on November 22, 1997, the earliest in the ski area's 51-year history. Jack Frost opened Saturday, December 13th. By Christmas, Big Boulder was 100% open and Jack Frost had 18 of 21 slopes available. Snow Tubing was opened the same days as skiing at both resorts.
     The investment made in additional air capacity two years ago allowed us to make snow during December's marginal temperatures. This and the decision to make snow in early November put us a giant step ahead of our competition.
     We introduced Snow Tubing to the Pocono region in 1994. Today, basically all Pocono Ski Areas have tubing. During mid-January other ski areas had to restore snow on their ski slopes and treated the tubing areas as secondary. Unlike our competition, we consider tubing a primary activity for our customers and worked diligently to maintain optimum conditions. Capital improvements expanded our tubing complex to 9 lifts and 24 chutes making this the largest in the world. The response to the family tube was so great at Big Boulder last year; we added a family tubing area at Jack Frost Mountain.
     The ski areas experienced a profitable winter season with 385,000 visitors. Skiers' and Snowboarders' combined visits totaled 293,000, while Snow Tubers' added another 92,000.
     The popularity of Snowboarding continues. Surveys show that 41% of our downhillers are snowboarders. As part of our dedication to grow the sport, we purchased a special groomer called a Pipe Dragon to improve our half-pipe terrain. Weekly snowboard competitions were hosted at Big Boulder and continue to attract competitors from outside the local area.
     We have expanded our marketing to include expenditures in the New York area. These include television, billboards and group leader contacts. We have also taken advantage of matching funds from a state marketing initiative.
     A special winter event popular with skiing and non-skiing customers was our "Saturday Night Lightning" series at Big Boulder. National tribute bands, fireworks and torchlight parades were held every Saturday night for ten weeks from December through February.
     Our efforts to generate revenue during non-ski season months over the past six years have proven very successful. Our nationally acclaimed Blues Festival, now going into its 7th year, attracted over 12,000 people. The Gathering on the Mountain festival is also ensuring our reputation to provide excellence in the entertainment industry. Splatter paintball games, played year-round, Wheels, an in-line skate park, and Ride, an all terrain vehicle park, continue to generate revenue at Jack Frost Mountain.
 A new center for mountain bikes called The Hub is being introduced this year. Fern Ridge Campground is in its fourth year of operation under company management and is continually expanding. Currently the campground encompasses 215 sites including 15 wilderness cabins. Our summer events, together with other local events, continue to support the occupancy of this facility.
     Major potential for the Companies lies in the future development opportunities of its large land holdings. Recent progress in local municipal sewer facilities is making future development possible. We continue to explore possible real estate ventures and periodically test the market in order to be prepared to move forward should an upturn occur. Municipal approval for some 800 home sites adjacent to our Ski Areas and permits to construct a golf course at Jack Frost Mountain are in place.
     Your Companies are regarded as leaders in the ski industry and are effectively generating revenues and profits during the non-ski season months. I would like to thank the employees for their hard work and dedication to customer satisfaction, which enhances the image and profitability of the Companies.

		Gary A. Smith
		President
  Blakeslee, Pennsylvania
June 16, 1998

COMBINED BALANCE SHEETS
March 31, 1998 and 1997
ASSETS                                                 1998          1997
Current Assets:
Cash and cash equivalents (all funds are
 Interest bearing)                               $2,799,777    $2,084,101
Marketable securities                                     0       303,096
Accounts receivable                                 230,482       430,628
Refundable income taxes                               8,614        23,146
Inventories                                         221,210       249,590
Prepaid expenses and other current assets           485,513       623,561
 Total current assets                             3,745,596     3,714,122
Other non-current assets                             36,797        36,797
Properties:
Land, principally unimproved (19,877
 and 19,884, respectively, acres per
 land ledger)                                     1,867,738     1,867,766
 Land improvements, buildings and equipment      48,907,191    47,146,625
                                                 50,774,929    49,014,391
Less accumulated depreciation & amortization     30,977,716    28,962,573
                                                 19,797,213    20,051,818
                                                $23,579,606   $23,802,737

LIABILITIES AND SHAREHOLDERS' EQUITY                   1998          1997
Current liabilities:
Current installments of long-term debt             $457,503    $  532,513
Accounts and other payables                         436,941       430,814
Accrued claims                                       78,423       158,905
Accrued income taxes                                267,885       138,566
Accrued liabilities                                 559,575       801,849
Deferred revenue                                    236,598       192,556
 Total current liabilities                        2,036,925     2,255,203
Long-term debt, less current installments         8,833,406     9,245,918
Deferred income taxes                             2,295,417     2,201,348
Commitments and contingencies
Combined shareholders' equity:
Capital stock, without par value, stated
value $.30 per combined share, Blue Ridge
and Big Boulder each authorized 3,000,000
shares, each issued 2,198,148 shares                659,444       659,444
Capital in excess of stated value                 1,461,748     1,461,748
Earnings retained in the business                 9,629,902     9,235,309
                                                 11,751,094    11,356,501
Less cost of 206,134 and 194,134 shares of
capital stock in treasury as of March 31,
1998 and 1997, respectively                       1,337,236     1,256,233
                                                 10,413,858    10,100,268
                                                $23,579,606   $23,802,737

The accompanying notes are an integral part of the combined financial statements.

COMBINED STATEMENTS OF OPERATIONS AND
EARNINGS RETAINED IN THE BUSINESS
for the year ended March 31, 1998,
the 10 months ended March 31, 1997,
& the year ended May 31,1996
                                            1998           1997         1996
Revenues:
	Ski operations                  $12,298,893    $11,251,882  $10,618,961
	Real estate management            4,610,779      3,367,627    2,928,213
	Rental income                     1,746,323      1,418,491    1,761,812
	                                 18,655,995     16,038,000   15,308,986
Costs and expenses:
	Ski operations                   11,395,132      9,778,443    9,741,679
	Real estate management            3,941,009      3,164,328    3,062,437
	Rental income                       826,504        768,565      827,229
	General and administration        1,068,163        893,485      941,001
	                                 17,230,808     14,604,821   14,572,346
	Income from operations            1,425,187      1,433,179      736,640

Other income (expense):
	Interest and other income           131,397         57,067       88,060
	Interest expense                   (818,994)      (748,531)    (866,262)
	                                   (687,597)      (691,464)    (778,202)

	Income (loss)before income taxes    737,590        741,715      (41,562)

Provision(credit)for income taxes:
	Current                             248,927        234,528       58,731
	Deferred                             94,070         20,381     (143,556)
	                                    342,997        254,909      (84,825)

Net income                               394,593        486,806       43,263

Earnings retained in business:
	Beginning of year                 9,235,309      8,748,503    8,705,240
	End of year                      $9,629,902     $9,235,309   $8,748,503

Net income per weighted
  average combined share:
     Basic                                 $0.20          $0.24       $0.02
     Diluted                               $0.20          $0.24       $0.02

The accompanying notes are an integral part of the combined financial statements.

COMBINED STATEMENTS OF CASH FLOWS
For the year ended March 31, 1998,
the 10 months ended March 31, 1997
and the year ended May 31,1996

                                              1998         1997        1996
Cash Flows From Operating Activities
 Net income                               $394,593     $486,806      43,263
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
 Depreciation and Amortization           2,059,274    1,928,651   2,132,581
 Deferred income taxes                      94,070       20,381    (143,556)
 Write-off of project development costs          0            0     178,818
 Deferred revenue                           44,042     (100,539)   (119,129)
 Gain on sale of assets                    (33,746)           0           0
 Changes in operating assets and
   liabilities:
   Accounts receivable                     200,146      (85,561)   (132,331)
   Refundable income taxes                  14,532      (23,146)     10,000
   Prepaid expenses & other current assets 166,428       17,027    (318,527)
   Accounts payable & accrued
    liabilities                           (316,628)        (477)    251,340
   Accrued income taxes                    129,319       79,468      59,098
Net cash provided by operating
 activities                              2,752,028    2,322,610   1,961,557
Cash Flows From (used in) Investing
Activities:
   Marketable securities                   303,096       (9,508)   (293,588)
   Collection of mortgage receivable                      2,479      11,189
   Other non-current assets                              34,500     (34,500)
   Proceeds from disposition of assets      33,773        4,200           0
   Additions to properties              (1,804,696)  (2,313,407) (1,225,983)
Cash(used in)investing activities       (1,467,827)  (2,281,736) (1,542,882)
Cash Flows From (used in) Financing
Activities:
   Additions to long-term debt           5,331,999      649,985           0
   Borrowings under short-term financing 2,000,000    1,500,000     900,000
   Payment of short-term financing      (2,000,000)  (1,500,000)   (900,000)
   Payment of long-term debt            (5,819,521)    (565,721)   (544,999)
   Purchase of treasury stock              (81,003)           0          0
Net cash provided by (used in)
 financing activities                     (568,525)      84,264    (544,999)
Net increase (decrease) in cash
 & cash equivalents                        715,676      125,138    (126,324)
Cash & cash equivalents, beginning
 of year                                 2,084,101    1,958,963   2,085,287
Cash & cash equivalents, end of year    $2,799,777   $2,084,101  $1,958,963
Supplemental disclosures of cash flow
information:
Cash paid during year for:
Interest                                  $826,330     $726,430    $863,438
Income taxes                              $141,898     $207,300     $25,091

The accompanying notes are an integral part of the combined financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
BASIS OF COMBINATION:
     The combined financial statements include the accounts of Blue Ridge Real Estate Company (Blue Ridge) and its wholly-owned subsidiaries,
Northeast Land Company, Jack Frost Mountain Company, and BRRE Holdings, Inc.; and Big Boulder Corporation (Big Boulder) and its wholly-owned subsidiaries, Lake Mountain Company and BBC Holdings, Inc. Under a Security Combination Agreement between Blue Ridge and Big Boulder and under the Bylaws of both Companies, shares of the Companies are combined in unit certificates, each certificate representing concurrent ownership of the same number of shares of each company; shares of each company may be transferred only together with an equal number of shares of the other company. All significant intercompany accounts and transactions are eliminated.
DISPOSITION OF LAND AND RESORT HOMES:
     The Companies recognize income on the disposition of real estate in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" (SFAS 66). Down payments of less than 20% are accounted for as deposits as required by SFAS No 66.
     The costs of developing land for resale as resort homes and the costs of constructing certain related amenities are allocated to the specific parcels to which the costs relate. Such costs, as well as the costs of construction of the resort homes, are charged to operations as sales occur. Land held for resale and resort homes under construction are stated at lower of cost or market.
PROPERTIES AND DEPRECIATION:
     Properties are stated at cost. Depreciation is provided principally using the straight-line method over the following years:

      Land improvements                    10-30
          Buildings                         3-30
          Equipment and furnishings         3-20
      Ski facilities:
          Land improvements                10-30
          Buildings                         5-30
          Machinery and equipment           5-20
      Upon sale or retirement of depreciable property, the cost and related accumulated depreciation are removed from the related accounts, and resulting gains or losses are reflected in income.
      Interest, real estate taxes, and insurance costs, including those costs associated with holding unimproved land, are normally charged to expense as incurred. Interest cost incurred during construction of facilities is capitalized as part of the cost of such facilities. Maintenance and repairs are charged to expense, and major renewals and betterments are added to property accounts.
      Impairment losses are recognized in operating income as they are determined. The Companies periodically review their property and equipment to determine if its carrying cost will be recovered from future operating cash flows.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)
In cases when the Companies do not expect to recover their carrying cost, the Companies recognize an impairment loss. No such losses were recognized in the three periods ended March 31, 1998.
INVENTORIES:
      Inventories consist of food, beverage, and retail merchandise and are stated at cost which approximates market, with cost determined using the first-in, first-out method.
PENSIONS:
      The Companies are parties to a non-contributory defined benefit pension plan covering all permanent employees who meet certain requirements as to age and length of employment. Pension benefits vest after five years of vesting service and are based on the participant's earnings in the 60 consecutive months during the last ten years of employment in which earnings are highest. Plan assets consist primarily of U.S. Government Notes, common stocks and short-term investments.
      Pension expense is computed under the projected unit credit method which spreads past service costs over the average future service lives of covered employees. The Companies' policy is to fund pension contributions in accordance with statutory requirements.
INVESTMENTS:
      The Companies have an investment in Commercial Paper which is liquid on a daily basis, and is classified as a cash equivalent.
DEFERRED REVENUE:
      Deferred revenues include revenues billed in advance for services and dues which are not yet earned.
INCOME TAXES:
      The Companies account for income taxes utilizing the asset and liability method of recognizing the tax consequence of transactions that have been recognized for financial reporting or income tax purposes. Among other things, this method requires current recognition of the effect of changes in statutory tax rates on previously provided deferred taxes. Valuation allowances are established, when necessary, to reduce tax assets to the amount expected to be realized. Blue Ridge, including its subsidiaries, and Big Boulder, including its subsidiaries, report as separate entities for federal income tax purposes. State income taxes are reported on a separate company basis.
USE OF ESTIMATES AND ASSUMPTIONS:
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
FAIR VALUE:
      The Companies have estimated the fair value of their financial instruments at March 31, 1998 as follows: The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values. The carrying values of variable and fixed rate debt are reasonable estimates of their fair values based on their discounted cash flows at discount rates currently available to the Companies for debt with similar terms and remaining maturities.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)
EARNINGS PER SHARE:
      In 1997, the Companies adopted the Financial Accounting Standard No.128 "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement requires restatement of all prior-period EPS data presented.
STATEMENT OF FINANCIAL ACCOUNTING STANDARDS:
      In June 1997 and February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ('SFAS') No.130 "Reporting Comprehensive Income", No.131 "Disclosures about Segments of an Enterprise and Related Information" and No.132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". These statements are effective for financial statements issued for periods ending after December 15, 1997. Adoption of SFAS Nos. 130, 131 and 132 should not have a material impact on the Companies' financial statements.
STATEMENT OF CASH FLOWS:
For purposes of reporting cash flows, the Companies consider cash equivalents to be all highly liquid investments with maturities of three months or less when acquired.
CONCENTRATION OF CREDIT RISK:
      Financial instruments which potentially subject the Companies to concentration of credit risk consist principally of temporary cash investments. The Companies' temporary cash investments are held by financial institutions. The Companies have not experienced any losses related to these investments.

2.  CHANGE IN FISCAL REPORTING PERIOD
      At the July 24, 1996 Board of Directors meetings, a change in the fiscal year-end was approved from May 31 to March 31. This change is effective for each of the Companies' 1997 Fiscal years. The purpose is to have the fiscal reporting period coincide with the operating periods of the Companies. The results of operations from the comparable 10 month periods are as follows:
                               (UNAUDITED)                  (UNAUDITED)
                                  3/31/98        3/31/97       3/31/96
          Revenues             17,686,316     16,038,000    14,341,324
          Operating Income      1,437,240      1,433,179     1,034,527
          Income Taxes            396,947        254,909       127,662
          Net Income              475,518        486,806       247,814

3.  SALE OF LAND:
      The Companies sold land in Fiscal 1998 for cash consideration of $23,778.

4.  CONDENSED FINANCIAL INFORMATION:
      Condensed financial information of the constituent Companies, Blue Ridge and its subsidiaries and Big Boulder and its subsidiaries, at March 31, 1998, and 1997 and May 31, 1996 and for each of the periods then ended is as follows:
               Blue Ridge and Subsidiaries    Big Boulder and Subsidiaries

                                     12 Mos        10 Mos         12 Mos
                                      Ended         Ended          Ended
                                    3/31/98       3/31/97        5/31/96
FINANCIAL POSITION:
Current assets                   $1,538,567    $1,894,928     $2,882,803
Total assets                     15,532,118    16,066,800     15,654,413
Current liabilities               1,499,881     1,723,363      1,427,707
Shareholders'equity               4,699,630     4,796,387      4,764,634
OPERATIONS:
Revenues                         10,914,914     8,880,248      9,407,238
Income(loss)before
 income taxes                        94,741        66,225         20,797
Provision(credit)for
 income taxes                       110,495        34,472       (87,373)
Net income (loss)                   (15,754)       31,753        108,170
                  Blue Ridge and Subsidiaries  Big Boulder and Subsidiaries
                                     12 mos        10 mos         12 mos
                                      Ended         Ended          Ended
                                    3/31/98       3/31/97        5/31/96
FINANCIAL POSITION:
Current assets                   $2,207,029    $1,819,194       $604,993
Total assets                      8,047,488     7,735,937      7,555,277
Current liabilities                 537,044       531,840        821,212
Shareholders'equity               5,714,228     5,303,881      4,848,828
OPERATIONS:
Revenues                          7,741,081     7,157,752      5,901,748
Income(loss)before
 income taxes                       642,849       675,490)       (62,359)
Provision(credit)for
 income taxes                       232,502       220,437          2,548
Net income (loss)                   410,347       455,053        (64,907)

5.SHORT-TERM FINANCING:
   At March 31, 1998, Blue Ridge had an unused line of credit aggregating $2,000,000 available for short-term financing, expiring August 31, 1998, which management expects to be renewed. The line of credit bears interest at .25% less than the prime rate.

6. LONG-TERM DEBT:
Long-term debt as of March 31, 1998 and 1997 consists of the following:

                                                       1998           1997
Mortgage note payable to insurance company,
interest fixed at 9% payable in monthly
installments of $47,834 including interest
through November 1997.  This loan was
refinanced September 1997                               0       $5,363,074


Mortgage note payable to bank, interest is
LIBOR plus 145 basis points, payable August 31,
1999.  Interest is payable in monthly install-
ments through August 1999.                        $5,331,999              0

Mortgage note payable to bank, interest at
80% of the bank's prime rate (6.6% at March 31,
1998) payable in monthly installments of
$24,187 through Fiscal 2005                        2,152,660      2,442,906

Mortgage note payable to insurance company,
interest fixed at 10.5% payable in monthly
installments of $15,351 including interest
through Fiscal 2014                                1,416,265     1,452,466

Mortgage note payable to bank, interest at
7% payable monthly with principle
reduction at $32,500 per month December to
March through 2001                                   389,985       519,985
                                                   9,290,909     9,778,431
Less current installments                            457,503       532,513
                                                  $8,833,406    $9,245,918

Properties at net book value, which have been pledged as collateral for long-term debt, include the following at March 31, 1998:
Investment properties leased to others                      7,604,936
Ski facilities                                             24,012,479

The aggregate amount of long-term debt maturing in each of the years ending subsequent to March 31, 1998, is as follows:
1999-$457,503;  2000-$5,793,608;  2001-$466,152;  2002-$341,228;
2003-$346,847

7.  INCOME TAXES:
    The provision (credit) for income taxes is as follows:
                                         1998        1997         1996
Currently payable:
   Federal                           $246,896    $234,528      $58,731
   State                                2,031           0            0
                                      248,927     234,528       58,731
Deferred:
   Federal                             94,070      20,381     (142,441)
   State                                    0           0       (1,115)
                                       94,070      20,381     (143,556)
                                     $342,997    $254,909     $(84,825)

A reconciliation between the amount computed using the statutory federal income tax rate and the provision (credit) for income taxes is as follows:
                                         1998        1997         1996
Computed at statutory rate           $248,272    $253,060     $(14,131)
State net operating losses
subject to valuation allowance         27,311           0            0
State income taxes, net of federal
 income tax                             1,341           0       (7,153)
Change in state tax rate                    0           0        6,417
Other                                       0       1,849       (7,124)
Change in valuation allowance               0           0      (62,834)
AMT utilization                        66,073           0            0
Provision(credit)for income taxes    $342,997    $254,909     $(84,825)

The components of the deferred tax assets and liabilities as of March 31,
1998 and 1997 are as follows:
                                                     1998         1997
Gross deferred tax asset:
 Accrued expenses                                 $73,124      $75,979
 Net operating loss and AMT credit carryforward   464,467      627,181
 Contribution carryforward                              0        1,316
                                                  537,591      704,476
 Less valuation allowance                         (78,620)    (105,961)
                                                  458,971      598,515
Gross deferred tax liability:
 Depreciation                                  (2,754,388)   2,799,863
                                               (2,754,388)   2,799,863
 Net deferred tax liability                   $(2,295,417)   2,201,348

At March 31, 1998, the Companies have $385,847 of Alternative Minimum Tax
(AMT) credit carryforward available to reduce future federal income taxes. The AMT credit has no expiration date. For state income tax purposes, the Companies have available state net operating loss carryforwards of $1,192,400 which expire in Fiscal 1999. The valuation allowance decreased by $27,341 during Fiscal 1998 due to the expiration of state net operating losses.

8.  PENSION PLAN:
Pension expense for 1998, 1997, and 1996 includes the following components:

                                              1998       1997        1996
Service costs, benefits earned during
the period                                  $177,661   $124,044    $148,042
Interest cost on projected benefit
 obligation                                  170,907    137,314     161,992
Actual return on plan assets                (581,064)  (222,439)   (377,221)
Net amortization and deferral                383,153     67,433     231,468
Pension expense                             $150,657   $106,352    $164,281

Net amortization and deferral consists of the deferral of differences between actual and estimated return on assets and amortization of the net unrecognized transition obligation on a straight-line basis over 26 years.
The funded status of the pension plan and the amounts recognized in the
Companies' combined balance sheets at March 31, 1998 and 1997
 were as follows:                                    1998         1997
Actuarial present value of benefit obligations:
Accumulated benefit obligation (including vested
 benefits of $1,880,645 and $1,571,300,
 respectively)                                $(1,960,477) $(1,638,000)
Effect of future increase in compensation        (747,925)    (624,900)
Projected benefit obligation                   (2,708,402)  (2,262,900)
Plan assets at fair value                       3,070,947    2,633,321
Plan assets in excess of benefit obligation       362,545      370,421
Unrecognized net gain                            (663,593)    (529,903)
Unrecognized net transition obligation            128,612      137,092
Unrecognized prior service costs                   11,103       11,714
Accrued pension expense                         $(161,333)    $(10,676)

Significant assumptions used in determining the actuarial present value of the projected benefit obligations at fiscal year end and pension expense for the following fiscal years are as follows:

                                               1998          1997     1996
Discount rate                                  7.00%         7.50%    7.50%
Rate of compensation increase                  5.00%         5.00%    5.00%
Expected long-term rate of return              7.50%         7.50%    7.50%

9.  PROPERTIES:
Properties consist of the following at
 March 31, 1998  and  1997:
                                                 1998              1997
Land, principally unimproved                 $1,867,738      $1,867,766
Land improvements                             3,705,080       7,246,611
Corporate buildings                             441,072         434,512
Buildings leased to others                    9,913,509       7,928,855
Ski facilities:
 Land                                             4,552           4,552
 Land improvements                            6,879,932       5,136,418
 Buildings                                    7,054,009       7,093,100
Machinery & equipment                        18,820,426      18,272,223
Equipment & furnishings                       2,088,611       1,030,354
                                             50,774,929      49,014,391
Less accumulated depreciation                30,977,716      28,962,573
                                            $19,797,213     $20,051,818

Buildings leased to others include land of $1,056,700 at March 31, 1998 and 1997 and May 31, 1996.

10.  LEASES:
     The Companies are lessors under various operating lease agreements for the rental of land, land improvements and investment properties leased to others.  Rents are reported as income over the terms of the leases as they are earned.  A shopping center is leased to various tenants for renewable terms averaging 4.11 years with options for renewal.  A store has been net leased until January 2014.  Information concerning rental properties and minimum future rentals under current leases (excluding renewal options) as of March 31, 1998, is as follows:
                                    Properties Subject To Lease
                                                         Accumulated
                                         Cost           Depreciation
Investment properties leased to
   others                               $7,829,640         $2,943,390
Land and land improvements               3,956,161          1,063,189
Minimum future rentals:
 Fiscal years ending March 31:    1998   1,217,385
                                  1999     958,477
                                  2000     845,498
                                  2001     951,368
                                  2002     837,841
                            Thereafter   8,691,718*
                                       $13,502,287

*Includes $1,554,000 under a land lease expiring in 2072 and $2,597,130 under a net lease for a store expiring in 2014. There were no contingent rentals included in income for Fiscal 1998, 1997 or 1996.

11.  QUARTERLY FINANCIAL INFORMATION (Unaudited)
     The results of operations for each of the quarters in the last two years are presented below. The fiscal quarters for 1998 and 1997 differ in that first quarter 1998 represents April through June; first quarter 1997, June to August. Subsequent quarters in each fiscal year are likewise different.

                                                           Earnings (Loss)
                                   Income(loss)               Per Weighted
                     Operating      from         Net          Avg. Combined
       Quarter       Revenues   Operations    Income(Loss)        Share
         1998
          1st       $1,502,232     $ (2,143)      $(131,615)         (0.07)
          2nd        2,171,126      401,752         144,160           0.07
          3rd        3,895,877     (342,831)       (297,388)         (0.15)
          4th       11,086,760    1,368,409         679,436           0.35
                   $18,655,995   $1,425,187        $394,593          $0.20

         1997
          1st       $2,184,620     $304,384         $71,993           0.04
          2nd        1,115,056      (62,398)       (169,013)         (0.08)
          3rd       11,295,423    1,694,076         922,988           0.46
          1mo        1,442,901     (502,883)       (339,162)         (0.18)
                   $16,038,000   $1,433,179        $486,806          $0.24

     The quarterly results of operations for 1998 and 1997 reflect the cyclical nature of the Companies' business since (1) the Companies' two ski facilities operate principally during the months of December through March and (2) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses, net of revenues received in advance attributable to the ski facilities for the months of June through November, are deferred and recognized as revenue and operating expenses, ratably, over the operating period.

12.  INDUSTRY SEGMENT INFORMATION:
     The Companies and the subsidiaries operate in two industry segments consisting of the following:
 SKI OPERATIONS:
     Two ski areas located in the Pocono Mountains of Northeastern
Pennsylvania.
 REAL ESTATE MANAGEMENT/RENTAL OPERATIONS:
     Investment properties leased to others located in Eastern Pennsylvania and South Carolina, fees from managing investor-owned properties, principally resort homes, recreational club activities and services to the trusts that operate resort communities, sales of land held for resale and investment purposes, and rental of land and land improvements.
     Income or loss for each segment represents total revenue less operating expenses. General and administrative expenses, other income, and interest expense are not specifically attributable to any one industry segment. Identifiable assets are those utilized in the operation of the respective segments; corporate assets consist principally of cash and non-revenue producing properties held for investment purposes.

                                       12 Months    10 Months     12 Months
                                         Ended        Ended         Ended
                                        3/31/98      03/31/97      05/31/96
Revenues:
 Ski operations                    $12,298,893    $11,251,882   $10,618,961
 Real estate management/
  Rental operations                  6,357,102      4,786,118     4,690,025
                                   $18,655,995    $16,038,000   $15,308,986

Income:
 Ski operations                      $ 903,761     $1,473,439      $877,282
 Real estate management/
Rental operations                    1,589,589        853,225       800,359
                                    $2,493,350     $2,326,664    $1,677,641

General & administrative expenses   (1,068,163)     $(893,485)     $941,001
Interest and other income              131,397         57,067        88,060
Interest expense                      (818,994)      (748,531)     (866,262)

Income(loss) before income taxes      $737,590       $741,715      $(41,562)

     In Fiscal 1998, 1997 and 1996, no one customer represented 10% or more of total revenues.

     Identifiable assets, net of accumulated depreciation at March 31, 1998 and 1997 and May 31,1996 and depreciation expense and capital expenditures for the years then ended by industry segment are as follows:
                                   Identifiable  Depreciation      Capital
                                      Assets       Expense     Expenditure
      1998
Ski Operations                     $11,973,455    $1,417,719   $1,382,580
Real Estate Management/Rental
 Operations                          9,628,467       449,728      181,369
Other Corporate                      1,977,684       191,825      240,747
                       Total       $23,579,606    $2,059,272   $1,804,696

      1997
Ski Operations                     $10,364,590    $1,304,906   $2,091,557
Real Estate Management/Rental
 Operations                        $10,937,749       357,691      187,431
Other Corporate                      2,500,398       266,054       34,419
                       Total       $23,802,737    $1,928,651   $2,313,407

     1996
Ski Operations                     $ 9,186,757    $1,451,159   $1,066,507
Real Estate Management/Rental
 Operations                         10,540,000       415,449      121,757
Other Corporate                      3,482,933       265,973       37,719
                       Total       $23,209,690    $2,132,581   $1,225,983

13  CONTINGENT LIABILITIES AND COMMITMENTS:
     The Companies are party to various legal proceedings incidental to their business. Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are possible of assertion against the Companies. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that are not expected to have a material effect on the combined financial position or results of operations of the Companies.
     At March 31, 1998, the letter of credit of $75,000 is no longer required to guarantee the ski facilities' aggregate liability insurance deductible.
     Blue Ridge has pledged approximately 20 acres of its leased land (cost $144,786) to serve as collateral, together with the lessee's land improvements, for the lessee's mortgage loan which amounts to approximately $1,300,000 at March 31, 1998.

14. STOCK OPTIONS AND CAPITAL STOCK:
       The Board of Directors has authorized the repurchase of the Companies' common stock in the open market from time to time. As of March 31, 1998, 206,134 shares have been repurchased. Twelve thousand shares were repurchased in Fiscal 1998. No shares were repurchased in Fiscal 1997 or 1996.
     The Chairman of the Board of the Companies was granted options for 35,000 shares of the Companies' common stock at $6.75 per share. Ten thousand options were granted in 1993 and 25,000 in July 1997. The options expire July 1, 2003. The option price of $6.75 was equal to the market value on the dates of the grant.
     The Companies apply Accounting Principles Board Opinion 25 and the related interpretations in accounting for the options. Accordingly, no compensation cost has been recognized in the financial statements relative to these options. Had compensation cost for the Companies' options been determined consistent with Financial Accounting Standards Board Statement No. 123, the Companies' net income and earnings per share would have been reduced to the proforma amounts indicated below, based on the following assumptions:
     The fair value of the 1998 option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998: dividend yield of 0%; expected volatility of 37.8%, risk free interest rate of 6.4%, and expected life of 6 years.

                                       1998
Net Income:
  As reported                      $394,593
  Pro Forma                        $340,879
Basic earnings per share:
  As reported                         $0.20
  Pro Forma                           $0.17
Diluted earnings per share:
  As reported                         $0.20
  Pro Forma                           $0.17

Option activity during the periods ended March 31, 1998 and 1997 is as follows:

                                             1998                  1997
                                           Exercise              Exercise
                                 Shares     Price     Shares      Price

Outstanding at beginning
      of year:                   10,000     $6.75     10,000       $6.75
Granted                          25,000     $6.75          -          -
Exercised                             -         -          -          -
Canceled                              -         -          -          -
Outstanding at end of year       35,000     $6.75     10,000       $6.75

Options exercisable at
      year-end                   35,000     $6.75     10,000       $6.75

Option price range               $6.75                $6.75

Weighted average fair value
of options granted during year   $3.26                $  -

All 35,000 options outstanding are exercisable at $6.75 per share and have a remaining contractual life of 5.25 years.

15. PER SHARE DATA:
Earnings per share amounts have been restated in accordance with Financial
Accounting Standards No. 128 "Earning Per Share".  The restatement did not result in any changes between diluted per share amounts and previously reported primary per common share amounts.  Earnings per share and computed as follows:
                                  Year          10 Months           Year
                                  Ended         Ended               Ended
                                  3/31/98       3/31/97             5/31/96
Net Earnings                     $394,593      $486,806             $43,263
Weighted average combined
shares of common stock out-
standing used to compute basic
earnings per combined
common share                    1,993,014     2,004,014           2,004,014

Additional combined common
shares to be issued assuming
exercise of stock options, net
of combined shares assumed re-
acquired                            8,029            --                 --

Combined shares used to compute
dilutive effect of stock
option                          2,001,043     2,004,014           2,004,014

Basic earnings per combined
common share                       $0.20          $0.24             $0.02
Diluted earnings per combined
common share                       $0.02          $0.24              $0.02

REPORT OF INDEPENDENT ACCOUNTANTS
To Shareholders of
Blue Ridge Real Estate Company
and Big Boulder Corporation

We have audited the accompanying combined balance sheets of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries as of March 31, 1998 and 1997, and related combined statements of operations and earnings retained in the business and cash flows for the year ended March 31, 1998, the ten months ended March 31, 1997 and the year ended May 31, 1996. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries as of March 31, 1998 and 1997, and the combined results of their operations and their cash flows for the year ended March 31, 1998, the ten months ended March 31, 1997 and the year ended May 31, 1996 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
June 5, 1998

PRICE RANGE OF COMMON SHARES AND DIVIDEND INFORMATION

     Prior to May 4, 1993, Blue Ridge Real Estate Company and Big Boulder Corporation common shares were listed and traded as unit certificates on the Over-the-Counter market and were quoted on the NASDAQ National Market System (Symbol: BLRGZ). Effective May 4, 1993, the Companies decided to discontinue their listing with NASDAQ. Subsequent to May 4, 1993, the Companies are aware of limited trades in their common stock; however, Management does not believe such limited activity constitutes an established public trading market.

     The following sets forth the high asked and low price quotations as reported on the monthly statistical reports of the National Association of Securities Dealers, Inc. for Fiscal Years 1998 and 1997. No dividends were paid on common stock in either Fiscal Year.

                       FISCAL YEAR              HIGH        LOW
                         1998                  ASKED        BID
                First Quarter                  7.000      6.625
               Second Quarter                 18.000     11.000
                Third Quarter                 13.500     11.250
               Fourth Quarter                 11.750     11.250

                       FISCAL YEAR              HIGH        LOW
                         1997                  ASKED        BID
                First Quarter                  7.000      6.250
               Second Quarter                  6.750      6.250
                Third Quarter                  7.000      6.500
               Fourth Quarter (March '97)      7.000      6.625


     The reported quotations represent prices between dealers, do not reflect retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The approximate number of holders of record of common stock on March 31, 1998 was 687.


BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
AND BIG BOULDER CORPORATION AND SUBSIDIARIES
COMBINED SUMMARY OF SELECTED FINANCIAL DATA

                                            1998         1997         1996
Revenues                             $18,655,995  $16,038,000  $15,308,986
Net income(loss)                         394,593      486,806       43,263
Net income(loss)per combined share         $0.20        $0.24        $0.02
Cash dividends per combined share              0            0            0
Weighted average number of
 combined shares outstanding           1,993,014    2,004,014    2,004,014
Total assets                          23,579,606   23,802,737   23,209,690
Long-term debt                         9,290,909    9,778,431    9,694,167
Shareholders' equity                  10,413,858   10,100,268    9,613,462

                                                        1995          1994
Revenues                                         $12,244,490   $13,423,910
Net income(loss)                                    (435,738)     (163,884)
Net income(loss)per combined share                     $(.21)        $(.08)
Cash dividends per combined share                          0             0
Weighted average number of
 combined shares outstanding                       2,029,630     2,109,246
Total assets                                      23,663,671    25,232,780
Long-term debt                                    10,239,166    10,750,393
Shareholders' equity                               9,570,199    10,615,830

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Results of Operations
FISCAL 1998 VERSUS FISCAL 1997 (Fiscal 1998 is twelve months and Fiscal
       1997 is ten months)
     For Fiscal Year ended March 31, 1998, the Companies reported net income of $394,593 or $.20 per combined share as compared with a net income of $486,806 or $.24 per combined share for Fiscal 1997.
     Combined revenue of $18,655,995 represents an increase of $2,617,995 or 14% when compared to Fiscal 1997. Ski Operations increased $1,047,011 or 9%, and Real Estate Management Operations increased $1,570,984 or 25% when compared to Fiscal 1997. Both Fiscal 1998 and 1997 include a full ski season.
     The Ski Operations had approximately 293,000 skiers visit our slopes compared to 277,000 skier visits last season. The increase of 16,000 skier visits represents a 5% increase. Revenue per skier was $28 compared to $27 last season for an increase of $1.00 or 2%. Tubing operations had approximately 92,000 tuber visits compared to 97,000 tuber visits last season. The decrease of 5,000 tuber visits represents a 5% decrease. Revenue per tuber was $13.27 compared to $11.32 last season for an increase of $1.95 or 17%. The ski areas operated for a combined total of 208 days compared to 213 days last season. The food and beverage operation at the ski area contributed revenue of $7.13 per skier visit. The retail shop operation at the ski area contributed revenue of $1.83 per skier visit compared to $2.02 the previous season.
     The Real Estate Management Operations increase is attributed to fewer vacancies in investment properties, festival revenues, leasing commissions in resort communities, fees for services provided to the Trust of the resort communities, and fishing and hunting leases. The increases were offset by a decrease in commissions for resale of homes in our resort communities. Disposition of properties occur sporadically and do not follow any pattern during the fiscal year. No major land sales occurred in Fiscal 1998 or Fiscal 1997.
     Operating costs associated with Ski Operations increased by $1,616,689 when compared to Fiscal 1997. This increase is attributed to increased advertising costs, and associated personnel costs.
     Operating costs associated with Real Estate Management Operations increased by $834,620 when compared to Fiscal 1997. This increase is attributed to increased advertising costs, associated personnel costs, and an additional two months of operations. General and Administration expenses increased by $174,678 when compared to Fiscal 1997. The increase is attributable to an increase in supplies and services and an additional two months of operations.
     Interest and Other Income increased by $74,330 compared to Fiscal 1997. This increase is attributable to an additional two months of operations.
     Interest expense increased by $70,463 compared to Fiscal 1997. This increase is attributable to an additional two months of operations.
      The effective Tax Rate for Fiscal 1998 and 1997 was 46.5% and 34.4% respectively. This increase in effective rate was due primarily to utilization of AMT credits and state income tax benefits which were subject to a valuation allowance.
FISCAL 1997 VERSUS FISCAL 1996 (Fiscal 1997 is ten months and Fiscal 1996 is twelve months)
     For Fiscal Year ended March 31, 1997, the Companies reported net income of $486,806 or $.24 per combined share as compared with a net income of $43,263 or $.02 per combined share for Fiscal 1996.
     Combined revenue of $16,038,000 represents an increase of $729,014 or 5% when compared to Fiscal 1996. Ski Operations increased $632,921 or 6%, and Real Estate Management Operations increased $96,093 or 2% when compared to Fiscal 1996.
     The Ski Operations had approximately 277,000 skiers visit our slopes compared to 267,000 skier visits last season. The increase of 10,000 skier visits represents a 4% increase. Revenue per skier was $27 compared to $26 last season for an increase of $1.00 or 4%.
Tubing operations had approximately 97,000 tuber visits compared to 64,000 tuber visits last season. The increase of 33,000 tuber visits represents a 52% increase. Revenue per tuber was $11.32 compared to $9.63 last season for an increase of $1.69 or 17%. The ski areas operated for a combined total of 213 days compared to 212 days last season. The food and beverage operations at the ski areas contributed revenue of $7.03 per skier visit. The retail shop operations at the ski areas contributed revenue of $2.02 per skier visit compared to $2.16 the previous season.
     The Real Estate Management Operations increase is attributed to fewer vacancies in investment properties, festival revenues, leasing commissions in resort communities, fees for services provided to the Trust of the resort communities, and fishing and hunting leases. The increases were offset by a decrease in commissions for resale of homes in our resort communities. Disposition of properties occur sporadically and do not follow any pattern during the fiscal year.
No major land sales occurred in Fiscal 1997 or Fiscal 1996.
     Operating costs associated with Ski Operations increased by $36,764 when compared to Fiscal 1996. This increase is attributed to more operating days, advertising costs, and associated personnel costs.
     Operating costs associated with Real Estate Management Operations increased by $43,227 when compared to Fiscal 1996. This increase is attributed to increased advertising costs, and associated personnel costs. General and Administration expenses decreased by $47,516 when compared to Fiscal 1996. The decrease is attributable to a reduction in supplies and services and two months less of operations.
     Interest and Other Income decreased by $30,993 compared to Fiscal 1996. This decrease is attributable to a Mortgage Receivable Payoff and two months less of operations.
     Interest expense decreased by $117,731 compared to Fiscal 1996.
This decrease is attributable to reduction of debt obligation and two months less of operations.
      The effective Tax Rate for Fiscal 1997 and 1996 was 34.4%.

RISKS AND UNCERTAINITIES
     The Companies have taken steps to make its products, systems and infrastructure Year 2000 compliant, and have installed new hardware and financial software effective April 1, 1998. The Companies have also initiated the process of upgrading the ticketing system to a Year 2000 compliant product. Management has and will continue to obtain representation from its vendors that any new or existing systems are Year 2000 compliant. Management does not believe the cost for the balance of the year 2000 implementation will be material.

LIQUIDITY AND CAPITAL RESOURCES
     The Combined Statement of Cash flows reflects net cash provided by operating activities of $2,752,028, $2,322,610, and $1,961,557 in Fiscal 1998, 1997 and 1996 respectively.
     The major capital investment made in Fiscal 1998 was the expansion of the Big Boulder Tubing Area.
     During Fiscal 1998, the Companies borrowed against their $2,000,000 line of credit for a period of five months in varying amounts with a maximum of $2,000,000.
     During Fiscal 1997, the Companies borrowed against their $2,000,000 line of credit for a period of three months in varying amounts with a maximum of $1,500,000.
     The Companies have a combined working capital of $1,708,671 at March 31, 1998 versus $1,458,919 at March 31, 1997.

MOVING FORWARD

     The Companies continue to develop operation centers to generate profit during the non-ski season with expansion at Fern Ridge Campground and the introduction in Fiscal 1998 of an All Terrain Vehicle Park. Fiscal 1999 plans include a Mountain Bike Center and new and innovative competitive events are proposed to promote a year-round range of activities.

BOARD OF DIRECTORS
	Kieran E. Burke
		Chairman, Chief Executive Officer and Director
		Premier Parks, Inc.
	Milton Cooper
		Chairman, Kimco Realty Corporation;
		Director, Getty Petroleum Corp.;
		Director, Kimco Realty Corporation
	Michael J. Flynn
		Chairman of the Board of the Companies;
		Vice Chairman and Director, Kimco Realty Corporation
	Allen J. Model
		Private Investor, Model Entities
	Wolfgang Traber
		Chairman of the Board, Hanseatic Corporation & Co.-N.Y. The above Directors serve both Companies.

OFFICERS
	Michael J. Flynn
		Chairman of the Board
	Gary A. Smith
		President
	Melanie A. Murphy
		Vice President of Operations
	Eldon D. Dietterick
		Secretary
	Christine Liebold
		Assistant Secretary
	Cynthia A. Barron
		Controller
The above Officers serve both Companies.

TRANSFER AGENT
	Summit Bank, Hackensack, New Jersey

INDEPENDENT ACCOUNTANTS
	Coopers & Lybrand L.L.P., Philadelphia, Pennsylvania

NOTICE OF ANNUAL MEETINGS

The Annual Meetings of Shareholders of Blue Ridge Real Estate Company and Big Boulder Corporation will be announced with mailing of Proxy Material in July.

FORM 10-K AVAILABLE

The Companies will furnish to any shareholder, without charge, a copy of their Fiscal Year 1998 Annual Report as filed with the Securities and Exchange Commission on Form 10-K. Written requests should be directed to the attention of the Secretary, Blue Ridge Real Estate Company,
 P. O. Box 707, Blakeslee, PA  18610-0707

CORPORATE PROPERTIES
Resorts in the Pocono Mountains
	Big Boulder Ski Area
	Jack Frost Mountain
	Fern Ridge Campground
Investment Properties
	Dreshertown Plaza Shopping Center
		Dresher, Montgomery County, Pennsylvania
	Wal-Mart Store, Laurens, South Carolina
	Blue Heron Grille, Lake Harmony, Pennsylvania

Land Holdings
	Blue Ridge
		18,845 acres of land, held for investment
	Big Boulder
		929 acres of land, held for investment
	Northeast Land Company
		103 acres of land
Recreational Areas
	"The Stretch" on the Tunkhannock
	Porter Run Hunting Preserve
	Splatter (Paintball game)
	Wheels, In-Line Skate and Board Park
	Ride, ATV Park