Form 10-Q
period 1998-06-30
BLUE RIDGE REAL ESTATE CO
filed 1998-08-14
CIK 12779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

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

YES___X____          NO__________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report:
              Class                      Outstanding at June 30, 1998
Common Stock, without par value,                    1,991,892
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

INDEX


PART I - FINANCIAL INFORMATION

	Item 1-Financial Statements
		 Combined Condensed Balance Sheets
		 June 30, 1998 and March 31, 1998				  1 & 2

		Combined Condensed Statements of
		 Operations - Three Months ended
		 June 30, 1998 & 1997          					 3

		Combined Condensed Statements of
		 Cash Flows - Three Months Ended
		 June 30, 1998 & 1997           					 4

		Notes to Financial Statements						 5


	Item 2-Management's Discussion and Analysis
		 of Financial Condition and Results
		 of Operations								  6 & 7


PART II - OTHER INFORMATION								 7

		Signatures									 8

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)
[CAPTION]

     ASSETS                                   June 30,      March 31,
                                                 1998           1998

Current Assets
 Cash and cash equivalents
 (all funds are interest bearing)          $1,022,588     $2,799,777

Accounts receivable                           156,814        230,482
 Refundable Income Taxes                        8,614          8,614
 Inventories                                  257,759        221,210
 Prepaid expenses, principally
  insurance and real estate taxes             530,347        485,513
 Deferred operating costs-net of
  deferred revenue-ski facilities           1,757,683    	 	  0
     Total current assets                   3,733,805      3,745,596


Other non-current assets                       36,797         36,797

Properties:
 Land, principally unimproved               1,867,738      1,867,738

 Land Improvements, Buildings
  and equipment                            49,082,754     48,907,191
                                           50,950,492     50,774,929

 Less accumulated depreciation
  and amortization                         31,466,661     30,977,716
                                           19,483,831     19,797,213
                                          $23,254,433    $23,579,606

See accompanying notes to unaudited financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

                                              June 30,      March 31,
                                                 1998           1998

Current Liabilities:

 Current installments of
  long-term debt                           $  458,489     $  457,503
 Accounts and other payables                  527,302        436,941
 Accrued claims                                83,695         78,423
 Deferred revenue                             483,694        236,598
Accrued income taxes                           53,735        267,885
Accrued liabilities                           442,662        559,575
     Total current liabilities              2,049,577      2,036,925

 Long-term debt, less
  current installments                      8,750,906      8,833,406

 Deferred income taxes                      2,193,776      2,295,417

Commitments and Contingencies

Combined shareholders' equity:
 Capital Stock, without par value,
 stated value $.30 per combined share,
 Blue Ridge and Big Boulder each have
 authorized 3,000,000 shares and each
 have issued 2,198,148 shares as of June
 30, 1998 and as of March 31, 1998            659,444        659,444

Capital in excess of stated
 value                                      1,461,748      1,461,748

Earnings retained in the
 business                                   9,477,438      9,629,902
                                           11,598,630     11,751,094

LESS: Cost of 206,256 & 206,134
 shares of capital stock in treasury as
 of June 30, 1998 & March 31, 1998
 respectively.                              1,338,456      1,337,236
                                           10,260,174     10,413,858
                                          $23,254,433    $23,579,606

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1998 & JUNE 30, 1997
(UNAUDITED)

                                              June 30,       June 30,
                                                 1998           1997

Revenues:
 Ski operations                            $        0     $        0
 Real estate management                     1,076,246      1,012,439
 Rental income                                387 293        489,793
                                            1,463,539      1,502,232
Costs and expenses:
 Ski operations                                     0              0
 Real estate management                     1,025,396        992,644
 Rental operations                            237,512        241,794
 General & administrative expenses            322,597        269,937
                                            1,585,505      1,504,375

Loss from operations                         (121,966)        (2,143)

Other income (expense:)
 Interest & other income                       44,243         19,878
 Interest expense                            (176,382)     (237,093)
                                             (132,139)      (217,215)

Loss before Income taxes                     (254,105)      (219,358)

Benefit for income taxes                     (101,641)       (87,743)

 Net loss                                   $(152,464)     $(131,615)

Net Loss per weighted average
 Combined Shares:
    Basic                                      $(0.08)        $(0.07)
    Diluted                                    $(0.08)        $(0.07)


BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 1998 & JUNE 30, 1997
(UNAUDITED)

                                                    1998         1997
Cash Flows from Operating Activities:
Net Income (Loss)                              $(152,464)   $(131,615)
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                   488,945      192,855
 Deferred income taxes                          (101,641)     (87,743)
 Deferred revenue                                247,096      (91,720)
Changes in assets and liabilities:
 Accounts & other receivables                     73,668      241,109
 Refundable income taxes                               0       15,823
 Prepaid expenses and other current assets    (1,839,066)    (835,088)
 Accounts Payable & accrued liabilities          (21,280)    (312,011)
 Accrued income taxes                           (214,150)    (114,970)
Net cash used in operating activities        $(1,518,892) $(1,123,360)

Cash Flows used in Investing Activities:

 Additions to properties                        (175,563)    (211,357)
Net cash used in investing activities          $(175,563)   $(211,357)

Cash flows used in Investing Activities:
 Purchase of Treasury stock                       (1,220)     (81,003)
 Payment of long-term debt                       (81,514)    (111,285)
Net cash used in financing activities            $82,734)   $(192,288)

Net decrease in cash and
 cash equivalents                            $(1,777,189) $(1,527,005)

Cash and cash equivalents beginning
of period                                     $2,799,777   $2,387,197

Cash and cash equivalents,
 end of period                                $1,022,588   $  860,192

Supplemental disclosures of cash
 flow information:
 Cash paid (rcv'd) during period:
  Interest                                      $177,204    $  51,073
  Income taxes,                                 $214,100    $  99,177

See accompanying notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS



1.	The combined financial statements include the accounts of Blue Ridge
Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of Management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations and the statements of cash flows for the periods ended June 30, 1998 and June 30, 1997.


2.	The results of operations for the three months are not necessarily indicative of the results to be expected for the full year since (a)the Companies' two ski facilities operate principally during the months of December through March and (b) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses net of revenues received in advance attributable to the ski facilities for the months of April through November are deferred and recognized as revenue and operating expenses, ratably, over the operating period.

	Depreciation of ski facility fixed assets is now being calculated over the 12 month period. The expense is deferred until the operating period, at which time it will be recognized ratably. Previously, depreciation was calculated only during the operating period.


3. The provision for income taxes for the three months ended June 30,1998
& June 30, 1997 represents the estimated annual effective tax rate for the year ending March 31, 1999 and the year ending March 31, 1998, respectively.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operations for the three months ended June 30, 1998 (Fiscal 1999) resulted in a net loss of $(.08) per combined share compared to a net loss of $(.07) per combined share for the three months ended June 30, 1997


Combined revenue of $1,463,539 represents a decrease of $ 38,693 as compared to the three months ended June 30, 1997. Ski operations remained unchanged at $0. Real Estate Management increased $63,807 and Rental Income decreased $102,500.

Real Estate Management increase in revenue is attributed to festival revenues, recreational activities, rental management operations and property management of homes in our resort communities. The increases were offset with a decrease in marketing fees from resale of homes in our resort communities.

Rental income decrease in revenue is from investment properties.

Interest and Other Income increased $24,365.

Operating costs increased by $28,470 during the first three months of Fiscal 1999 as compared to the three months ended June 30, 1997.

General and Administrative expenses for the first three months of Fiscal 1999 as compared to the three months ended June 30, 1997, increased by $52,660 primarily because of supplies and services. Several items are non-recurring services related to repair and maintenance.

Interest expense for the first three months of Fiscal 1999, as compared to the three months ended June 30, 1997, decreased by $60,711 because of the refinancing of the Dreshertown Plaza and the principal pay down on various notes.


The effective income tax rate for the first three months of Fiscal 1999 was 40% as compared to 34% for the three months ended June 30, 1997. State taxes account primarily for the Fiscal 1999 effective rate being greater than the federal statutory rate of 34%.

Per Share Data

Earnings per share are computed as follows:

                                    									3 Mos ended   	3 Mos ended
									                                        June 30,	  June 30,
									                                           1998		  1997

Net Loss		                               						$(152,464)  	$(131,615)
Weighted average combined shares of common
 stock outstanding used to compute basic
 earnings per combined common share	          	1,991,970	  	1,996,014
Additional combined common shares to be
 issued assuming exercise of stock options,
 net of combined shares assumed reacquired	        14,119		         0
Combined shares used to compute dilutive
 effect of stock option				                    	2,006,089 		1,996,014
Basic earnings per combined common share	           $(.08)	     $(.07)
Diluted earnings per combined common share	         $(.08)	     $(.07)

Financial Condition, Liquidity and Capital Resources

Working capital as of June 30, 1998, decreased by $24,443 as compared to March 31, 1998. This was due principally to a decrease in accounts receivable and an increase in deferred revenue.

The change in the balances of accounts receivable and deferred operating costs from March 31, 1998 to June 30, 1998 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

Moving Forward

Capital expenditures for the First Quarter of Fiscal 1999 were for various equipment purchases. The Companies, in Fiscal 1999, will expand camping sites at Fernridge Campground, construct a communications tower and install a sewer line for the Pennsylvania Department of Transportation's planned rest area.

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


Date:  August 15, 1998











                                 8