Form 10-Q
period 1998-09-30
BLUE RIDGE REAL ESTATE CO
filed 1998-11-06
CIK 12779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

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

YES___X____          NO__________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report:
             Class                      Outstanding at September 30, 1998
Common Stock, without par value,                     1,976,958
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

     Item 1-Financial Statements
          Combined Condensed Balance Sheets
           September 30, 1998 and March 31, 1998           1 & 2

          Combined Condensed Statements of
           Operations - Three Months and Six
           Months ended September 30, 1998 and 1997            3

          Combined Condensed Statements of
           Cash Flows - Six Months Ended
           September 30, 1998 and 1997                          4

           Notes to Financial Statements                        5


     Item 2-Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                       6 & 7


PART II - OTHER INFORMATION                                     7

          Signatures                                            8

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
COMBINED CONDENSED BALANCE SHEETS
[CAPTION]

     ASSETS                              September 30,      March 31,
                                                 1998           1998
                                          (UNAUDITED)

Current Assets
 Cash and cash equivalents
 (all funds are interest bearing              225,987     $2,799,777

 Accounts receivable                          353,269        230,482
 Refundable income taxes                            0          8,614
 Inventories                                  219,192        221,210
 Prepaid expenses, principally
  insurance and real estate taxes             380,031        485,513
 Deferred operating costs-net of
  deferred revenue-ski facilities           3,444,606              0

     Total current assets                   4,623,085      3,745,596


Other non-current assets                       36,797         36,797

Properties:
 Land, principally unimproved               1,867,655      1,867,738

 Land improvements, buildings
  and equipment                            49,296,594     48,907,191
                                           51,164,249     50,774,929

 Less accumulated depreciation
  and amortization                         31,947,500     30,977,716
                                           19,216,749     19,797,213
                                          $23,876,631    $23,579,606


See accompanying notes to unaudited financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY
[CAPTION]

                                         September 30,      March 31,
                                                 1998           1998
                                           (UNAUDITED)
Current Liabilities:
 Notes Payable-Line of Credit               $ 500,000     $        0
 Current installments of
  long-term debt                              459,502        457,503
 Accounts and other payables                  262,649        436,941
 Accrued claims                                99,441         78,423
 Deferred revenue                             292,746        236,598
 Accrued income taxes                          53,765        267,885
 Accrued liabilities                          648,478        559,575
     Total current liabilities              2,316,581      2,036,925

Long-term debt, less
  current installments                      8,668,141      8,833,406

Deferred income taxes                       2,426,929      2,295,417

Commitments and Contingencies

Combined shareholders' equity:
 Capital Stock, without par value,
 stated value $.30 per combined share,
 Blue Ridge and Big Boulder each have
 authorized 3,000,000 shares and each have
 issued 2,198,148 shares as of June 30,1998
 and as of March 31, 1998                     659,444       659,444

Capital in excess of stated
 value                                      1,461,748      1,461,748

Earnings retained in the
 business                                   9,843,245      9,629,902
                                           11,964,437     11,751,094

LESS: Cost of 221,190 & 206,134
 shares of capital stock in treasury as
 of September 30, 1998 & March 31,1998
 respectively.                              1,499,457      1,337,236
                                           10,464,980     10,413,858
                                          $23,876,631    $23,579,606

See accompanying notes to unaudited financial statements.


BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)
[CAPTION]

                             Three Months Ended          Six Months Ended
                             Sept.30,  Sept. 30,     Sept. 30,    Sept. 30,
                                1998       1997          1998         1997

Revenues:
 Ski operations           $        0 $        0    $        0   $        0
 Real estate management    2,045,323  1,807,326     3,121,569    2,819,765
 Rental income               455,066    363,800       842,359      853,593
                           2,500,389  2,171,126     3,963,928    3,673,358
Costs and expenses:
 Ski operations                    0          0             0            0
 Real estate management    1,480,446  1,378,976     2,505,842    2,371,620
 Rental operations           221,280    136,944       458,792      378,738
 General & administra-
  tive expenses              240,471    253,454       563,068      523,391
                           1,942,197  1,769,374     3,527,702    3,273,749

Income from operations       558,192    401,752       436,226      399,609

Other income (expense:)
 Interest & other income      20,400     12,066        64,643       31,944
 Interest expense           (178,925)  (173,552)     (355,307)    (410,645)
                            (158,525)  (161,486)     (290,664)    (378,701)

Income before income taxes &
  extraordinary item         399,667    240,266       145,562       20,908

Provision for income
  Taxes                      159,865     96,106        58,224        8,363

Income before
  extraordinary item         239,802    144,160        87,338       12,545

Extraordinary item-assets
  contributed from sewer
  line construction net of
  income taxes of $70,190    126,005          0       126,005            0

Net income                  $365,807    144,160      $213,343    $  12,545

Basic earnings per weighted
  average combined share:
  Before extraordinary item    $0.12      $0.07         $0.04        $0.01
  Extraordinary item            0.06        .00          0.07          .00
  Net income                   $0.18      $0.07         $0.11        $0.01

Diluted earnings per weighted
  average combined share:
  Before extraordinary item    $0.12      $0.07         $0.04        $0.01
  Extraordinary item            0.06        .00          0.07          .00
  Net income                   $0.18      $0.07         $0.11        $0.01


BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENT OF CASH FLOWS FOR
SIX MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30 1997
(UNAUDITED)
[CAPTION]

                                                   1998         1997
Cash Flows from Operating Activities:
Net income (loss)                             $  213,343    $  12,545
Adjustments to reconcile net income to net
 cash used in operating activities:
 Extraordinary item                             (126,005)           0
 Depreciation and amortization                   300,523      378,087
 Deferred income taxes                           131,512        8,363
 Deferred revenue                                 56,148       18,150
Changes in assets and liabilities:
 Accounts & other receivables                   (122,787)     274,422
 Refundable income taxes                           8,614       23,146
 Prepaid expenses and other
  current assets (cash)                       (2,617,657)  (2,301,839)
 Accounts payable & accrued liabilities          (64,371)    (265,845)
 Accrued income taxes                           (214,120)    (114,940)
Net cash used in operating activities        $(2,434,800) $(1,967,911)

Cash Flows (used in) from Investing Activities:
 Additions to intangible assets                        0     (101,631)
 Disposition of land                                  83            0
 Contributed assets - sewer line construction    126,005            0
 Additions to properties                        (439,591)    (738,971)
Net cash used in investing activities          $(313,503) $  (840,602)

Cash flows (used in) from Financing Activities:
 Purchase of treasury stock                     (162,221)     (81,003)
 Proceeds from notes payable, bank               500,000      700,000
 Payment of long-term debt                      (163,266)    (192,397)
Net cash from financing activities             $ 174,513    $ 426,600

Net decrease in cash &
 cash equivalents                            $(2,573,790) $(2,381,913)

Cash & cash equivalents beginning of period    2,799,777    2,387,197

Cash and cash equivalents end of period          225,987        5,284

Supplemental disclosures of cash
 flow information:
 Cash paid during period:
  Interest                                     $ 354,684    $ 407,377
  Income taxes                                 $ 214,100    $  90,684



                NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	The combined financial statements include the accounts of Blue Ridge
Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain
Company and BBC Holdings, Inc.). In the opinion of management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations and the statements of cash flows for the three and six month periods ended September 30, 1998 and September 30, 1997.

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

4.	The provision for income taxes for the six months ended September  30,
1998 and September 30,1997 represents the estimated annual effective tax rate for the year ending March 31, 1999 and 1998, respectively.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Operations for the Second Quarter and First Half of Fiscal 1999 resulted in net income of $.18 and $.11 per combined share compared to a net income of
    $.07 and $.01 per combined share for the three and six months ended September 30, 1997.

Combined revenue of $3,963,928 represents an increase of $329,263 and $290,570 as compared to the three and six months ended September 30, 1997. Ski operations remained unchanged at $0. Real Estate Management increased $237,997 and $301,804 for the first three and six months of Fiscal 1999 as compared to the three and six months ended September 30,1997. Rental Income increased $91,266 and decreased $11,234 for the first three and six months of Fiscal 1999 as compared to the three and six months ended September 30, 1997.

Real Estate Management increase in revenue is attributed to festival revenues, recreational activities, and property and rental management of homes in our resort communities.

Rental income decrease for the first six months of Fiscal 1999 as compared to the six months ended September 30, 1997 is due to a reduction in rental income received from Blakeslee Village.

Interest and Other Income increased $8,334 and $32,699 for the first three and six months of fiscal 1999 as compared to the three and six months ended September 30, 1997.

Operating costs (net of G & A) increased by $185,806 and $214,276 for the first three and six months of Fiscal 1999 as compared to the three and six months ended September 30, 1997. This increase was primarily due to the opening of a new operating center and the expansion of existing operations.

General and Administrative expenses decreased by $12,983 for the first three months of Fiscal 1999 and increased by $39,677 for the first six months of Fiscal 1999 as compared to the three and six months ended September 30, 1997. This fluctuation is the result of timing differences in the purchase of supplies. Several items are non-recurring services related to repair and maintenance.

Interest expense for the first three months of Fiscal 1999 increased by $5,373 as compared to the three months ended September 30, 1997, and decreased by $55,338 for the first six months of Fiscal 1999, as compared to the six months ended September 30, 1997. The three month increase is due to a reclassification in the prior fiscal year and the six month decrease is due to the re-financing of the Dreshertown Plaza and the principal pay down on various notes.

The effective income tax rate for the first six months of Fiscal 1999 was 40%, as compared to 34% for the six months ended September 30, 1997. State taxes account primarily for the Fiscal 1999 effective rates being greater than the federal statutory rate of 34%.
[CAPTION]

Per Share Data
Earnings per share are computed as follows:
                                             6 Mos. Ended   6 Mos. ended
                                             September 30,  September 30,
                                                     1998           1997

Net income                                       $213,343        $12,545
 Weighted average combined shares of common
 stock outstanding used to compute basic
 earnings per combined common share             1,988,453      1,994,014
Additional combined common shares to be
 issued assuming exercise of stock options,
 net of combined shares assumed reacquired         13,751          2,294
Combined shares used to compute dilutive
 effect of stock option                         2,002,204      1,996,308
Basic earnings per combined common share            $0.11          $0.01
Diluted earnings per combined common share          $0.11          $0.01

Risks and Uncertainties
The companies have taken steps to make its products, systems and infrastructure Year 2000 compliant and have installed new hardware and financial software effective April 1, 1998. The Companies have also initiated the process of upgrading the ticketing system to a Year 2000 compliant product. Management has and will continue to obtain representation from its vendors that any new or existing systems are Year 2000 compliant. Management does not believe the cost for the balance of the Year 2000 implementation will be material.

Financial Condition, Liquidity and Capital Resources
Working capital as of September 30, 1998 increased by $587,833 as compared to March 31, 1998. This was due principally to an increase in accounts receivable and an increase in deferred operating costs due to the ski facility.

The change in the balances of accounts receivable and deferred operating costs from March 31, 1998 to September 30, 1998 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

Moving Forward
Capital expenditures for the First Half of Fiscal 1999 were for various equipment purchases. The Companies, in Fiscal 1999, will expand camping sites at Fernridge Campground, construct a communications tower and install a sewer line for the Pennsylvania Department of Transportation's planned rest area.

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



Date:  November 5, 1998