Form 10-Q
period 1998-12-31
BLUE RIDGE REAL ESTATE CO
filed 1999-02-12
CIK 12779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1998

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
		   Class                      Outstanding at December 31, 1998
Common Stock, without par value,                     1,972,958
stated value $.30 per combined share*

*Under a Security Combination Agreement between Blue Ridge Real Estate
 Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (referred to as the "Corporations") and under the by-laws of the Corporations, shares of the Corporations are combined in unit certificates, each certificate representing the same number of shares of each of the Corporations. Shares of each Corporation may be transferred only together with an equal number of shares of the other Corporation. For this reason, a combined Bo both Corporations.

INDEX
												Page No.

PART I - FINANCIAL INFORMATION

	Item 1-Financial Statements
		 Combined Condensed Balance Sheets
		 December 31, 1998 and March 31, 1998			                1 & 2

		Combined Condensed Statements of
		 Operations - Three Months and Nine
 Months ended December 31, 1998 and 1997
                                                  											 3

		Combined Condensed Statements of
		 Cash Flows - Nine Months Ended
		 December 31, 1998 and 1997		                            		 4

		Notes to Financial Statements                        						 5


	Item 2-Management's Discussion and Analysis
		 of Financial Condition and Results
		 of Operations                                								6,7 & 8


PART II - OTHER INFORMATION                          								 8

		Signatures							                                         	 8

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)
[CAPTION]

     ASSETS                              December 31,      March 31,
                                                 1998           1998

Current Assets
 Cash and cash equivalents
 (all funds are interest bearing)         			$426,011     $2,799,777

 Accounts receivable                          498,798        230,482
 Refundable income taxes                       33,157          8,614
 Inventories                                  449,981        221,210
 Prepaid expenses, principally
  insurance and real estate taxes             530,071        485,513
 Deferred operating costs-net of
  deferred revenue-ski facilities           3,923,159          		  0

 Total current assets                       5,861,177      3,745,596

Other non-current assets                       36,797         36,797

Properties:
 Land, principally unimproved               1,867,655      1,867,738

 Land improvements, buildings
  and equipment                            49,675,486     48,907,191
                                           51,543,141     50,774,929

 Less accumulated depreciation
  and amortization                         32,314,116     30,977,716
                                           19,229,025     19,797,213
                                          $25,126,999    $23,579,606

See accompanying notes to unaudited financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY

                                         December 31,      March 31,
                                                 1998           1998
Current Liabilities:
 Notes payable-line of credit               $ 900,000     $        0
 Current installments of
  long-term debt                              540,942        457,503
 Accounts and other payables                  717,054        436,941
 Accrued claims                               109,736         78,423
 Deferred revenue                             698,145        236,598
 Accrued income taxes                          53,795        267,885
 Accrued liabilities                        1,119,000        559,575

 Total current liabilities                  4,138,672      2,036,925

 Long-term debt, less
  current installments                      8,458,807      8,833,406

 Deferred income taxes                      2,319,073      2,295,417

Commitments and Contingencies

Combined shareholders' equity:
 Capital Stock, without par value,
 stated value $.30 per combined share,
 Blue Ridge and Big Boulder each have
 authorized 3,000,000 shares and each have
 issued 2,198,148 shares as of Dec. 31,1998
 and as of March 31, 1998		                   659,444        659,444

Capital in excess of stated
 value                                      1,461,748      1,461,748

Earnings retained in the
 business                                   9,627,758      9,629,902
                                           11,748,950     11,751,094

LESS: Cost of 225,190 & 206,134
 shares of capital stock in treasury as
 of December 31, 1998 & March 31, 1998
 respectively.                              1,538,503      1,337,236
                                           10,210,447     10,413.858
                                          $25,126,999    $23,579,606

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)
[CAPTION]

                           Three Months Ended        Nine Months Ended
                             Dec. 31,   Dec. 31,     Dec. 31,    Dec. 31,
                                1998       1997         1998        1997
Revenues:
 Ski operations           $2,160,371 $2,576,759    $2,160,371   $2,576,759
 Real estate management      790,319    929,612     3,911,888    3,749,377
 Rental income               403,581    389,506     1,245,940    1,243,099
                           3,354,271  3,895,877     7,318,199    7,569,235
Costs and expenses:
 Ski operations            2,414,304  2,929,594     2,414,304    2,929,594
 Real estate management      791,738    846,846     3,297,580    3,218,466
 Rental operations           186,613    215,336       645,405      594,074
 General & administra-
  tive expenses              286,185    246,932       849,253      770,323
                           3,678,840  4,238,708     7,206,542    7,512,457

Income(loss)from operations (324,569)  (342,831)      111,657       56,778
Other income (expense):
 Interest & other income         266     66,006        64,909       97,950
 Interest expense           (190,798)  (216,381)     (546,105)    (627,026)
                            (190,532)  (150,375)     (481,196)    (529,076)

Loss before income taxes &
  extraordinary item        (515,101)  (493,206)     (369,539)    (472,298)

Benefit for income taxes    (206,039)  (195,818)     (147,815)    (187,455)

Loss before
      extraordinary item	   (309,062)  (297,388)     (221,724)    (284,843)

Extraordinary item-assets
  contributed from sewer line
  costruction net of income
  taxes of $65,027 & $135,217
  for the three & nine months
  ended December 31, 1999      93,575          0       219,580            0


Loss                        ($215,487) ($297,388)      ($2,144)   ($284,843)

Basic loss per weighted average
  combined share:
  Before extraordinary item   ($0.16)    ($0.15)       ($0.11)      ($0.14)
  Extraordinary item            0.05       0.00          0.11         0.00
  Net loss                    ($0.11)    ($0.15)        $0.00       ($0.14)

Diluted loss per weighted average
  combined share:
  Before extraordinary item   ($0.16)    ($0.15)       ($0.11)      ($0.14)
  Extraordinary item            0.05       0.00          0.11         0.00
  Net loss                    ($0.11)    ($0.15)        $0.00       ($0.14)

BLUE RIDGE REAL ESTATE COMAPNY AND SUBSIDIARIES
BIG BOULDER CORPORATION and SUBSIDIARIES
COMBINED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
[CAPTION]

Nine Months Ended December 31,                     1998         1997

Cash Flows from Operating Activities:
Net loss                                        ($2,144)   ($284,843)
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Extraordinary item                             (219,580)           0
 Depreciation and amortization                   729,557      919,009
 Deferred income taxes                            23,656     (187,455)
 Deferred revenue                         			    461,547      310,341
Changes in assets and liabilities:
 Accounts & other receivables                   (268,316)     314,284
 Refundable income taxes                         (24,543)      23,146
 Prepaid expenses and other current assets    (3,468,944)  (2,581,756)
 Accounts payable & accrued liabilities          870,851      935,151
 Accrued income taxes                           (214,090)    (114,983)
Net cash used in operating activities        $(2,112,006) $  (667,106)

Cash Flows from Investing Activities:
 Additions to intangible assets                        0      (93,781)
 Disposition of land                                  83            0
 Contributed assets-sewer line construction      219,580            0
 Additions to properties                        (888,996)  (1,470,601)
 Net cash used in investing activities         $(669,333) $(1,564,382)

Cash flows from Financing Activities:
 Purchase of treasury stock                     (201,267)     (81,003)
 Proceeds from notes payable, bank             1,950,000    2,000,000
 Payment of notes payable, bank		           	 (1,050,000)	      	   0
 Payment of long-term debt                      (291,160)    (305,881)
Net cash provided by financing activities      $ 407,573   $1,613,116

Net increase (decrease) in cash &
 cash equivalents                            $(2,373,766)  $ (618,372)

Cash & cash equivalents beginning of period    2,799,777    2,387,197

Cash and cash equivalents end of period         $426,011   $1,768,825

Supplemental disclosures of cash
 flow information:
 Cash paid during period:
  Interest                                     $ 539,559    $ 619,889
  Income taxes          	                      $ 214,100    $  90,684

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	The combined financial statements include the accounts of Blue Ridge
 Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1998, and the results of operations and the statements of cash flows for the three and nine month periods ended December 31, 1998 and 1997.

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

3. Depreciation of ski facility fixed assets is being calculated over the 12 month period. The expense is deferred until the operating period, at which time it will be recognized ratably.

4.	The provision for income taxes for the nine months ended December  31,
 1998 and 1997 represents the estimated annual effective tax rate for the year ending March 31, 1999 and 1998, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Operations for the Third Quarter and First nine months of Fiscal 1999 resulted in net loss of $(.11) and $(.00) per combined share compared to a net loss of $(.15) and $(.14)per combined share for the three and nine months ended December 31, 1997.

Combined revenue of $3,354,271 and $7,318,199 represents a decrease of $541,606 and $251,036 for the three and nine months ended December 31, 1998 as compared to the three and nine months ended December 31, 1997.
  Ski operations revenue decreased $416,388 for the three and nine months ended December 31, 1998, as compared to the three and nine months ended December 31, 1997.

The decrease in ski operation revenue for the three and nine months of Fiscal 1999 as compared to the three and nine months ended December 31, 1997 is attributable to the late opening date of December 19, 1998 as compared to November 22, 1997. Real Estate Management decreased $139,293 and increased $162,511 for the three and nine months ended December 31, 1998 as compared to the three and nine months ended December 31,1997.
  Real Estate Management increase in revenue for the first nine months of Fiscal 1999 as compared to nine months ended December 31, 1997 is attributed to festival revenues, recreational activities, and property and rental management of homes in our resort communities.

Rental income increased $14,075 and $2,841 for the three and nine months ended December 31, 1998 as compared to the three and nine months ended December 31, 1997. Rental income increase for the first nine months of Fiscal 1999 as compared to the nine months ended December 31 1997 is due to an increase in Dreshertown rental income.

Interest and Other Income decreased $65,740 and $33,041 for the first three and nine months of Fiscal 1999 as compared to the three and nine months ended December 31, 1997. This decrease is due to the gain on disposition of assets in Fiscal 1998.

Operating costs (net of G & A) decreased by $599,121 and $384,845 for the three and nine months ended December 31, 1998 as compared to the three and nine months ended December 31, 1997. This decrease was primarily due to the delayed opening of the ski facilities as mentioned above.

General and Administrative expenses increased by $39,253 and $78,930 for the three and nine months ended Decemer 31, 1998 as compared to the three and nine months ended December 31, 1997. This fluctuation is the result of timing differences in the purchase of supplies. Several items are non-recurring services related to repair and maintenance.

Interest expense for the three and nine months ended December 31, 1998 decreased by $25,583 and $80,921 as compared to the three and nine months ended December 31, 1997. This decrease is due to the principal pay down on various notes and the reduction on the advance line of credit. The line of credit balance at December 31, 1998 is $900,000 as compared to $2,000,000 as at December 31, 1997.

The effective income tax rate for the first nine months of Fiscal 1999 was 40%, as compared to 34% for the nine months ended December 31, 1997. State taxes account primarily for the Fiscal 1999 effective rates being greater than the federal statutory rate of 34% due to net operating losses available in the periods ended December 31, 1997.
[CAPTION]

Per Share Data
Earnings per share are computed as follows:

                                  									9 Mos. Ended  9 Mos. Ended
								                                   	December 31,  December 31,
										                                         1998          1997

Net Income                                   $   (2,144)   $ (284,843)
Weighted average combined shares of common
 stock outstanding used to compute basic
     earnings per combined common share     	 1,983,288     1,993,347
Additional combined common shares to be
 issued assuming exercise of stock options,
 net of combined shares assumed reacquired       12,946         6,117
Combined shares used to complete dilutive
 effect of stock option					                  1,996,234     1,999,465
Basic earnings per combined common share	       $(0.00)       $(0.14)
Diluted earnings per combined common share	     $(0.00)       $(0.14)

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

Financial Condition, Liquidity and Capital Resources

Working capital as of December 31, 1998 increased by $13,834 as compared to March 31, 1998. This was due principally to an increase in deferred operating costs applicable to the ski facilities.

The change in the balances of accounts receivable and deferred operating costs from March 31, 1998 to December 31, 1998 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

Moving Forward
Capital expenditures for the First nine months of Fiscal 1999 were for various equipment purchases. The Companies, in Fiscal 1999, will expand camping sites at Fernridge Campground, construct a communications tower and install a sewer line for the Pennsylvania Department of Transportation's planned rest area.

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

Date:  February 5, 1999