Form 10-K
period 1999-03-31
BLUE RIDGE REAL ESTATE CO
filed 1999-06-29
CIK 12779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

          (X) ANNUAL REPORTS* PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended MARCH 31, 1999
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                        For the transtion period from to

                               0-2844 (Blue Ridge)
Commission File No.            0-2843 (Big Boulder)
                      BLUE RIDGE REAL ESTATE COMPANY
                      BIG BOULDER CORPORATION

(exact name of Registrants as specified in their charters)

State or other jurisdiction of incorporation or organization: Pennsylvania

                                          24-0854342 (Blue Ridge)
I.R.S. Employer Identification Number:    24-0822326 (Big Boulder)

Address of principal executive office:    Blakeslee, Pennsylvania
                             Zip Code:    18610

Registrants' telephone number, including area code:    570- 443 - 8433

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value, stated value $.30 per combined share*

 Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing require-ments for the past 90 days: Yes_X_ No___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.     (X)

     The aggregate market value of common stock, without par value, stated value $.30 per combined share, held by non-affiliates at June 16,1998, was $22,159,799. The market value per share is based upon the per share cost of shares as indicated over the counter on March 31, 1998. There is no established public trading market for the Companies' stock.

     Number of shares outstanding of each of the issuer's classes of common stock.

            Class                        Outstanding June 18, 1999
Common Stock, without par value                  1,971,958 Shares
   stated value $.30 per
   combined share

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the Companies' 1999 Annual Report to Shareholders are incorporated by reference into Part II hereof.

     Specified portions of the Companies' definitive Proxy Statement for the 1999 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

--------------------
     *Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (the "Corporations") and under the By-Laws of the Corporations, shares of the Corporations are combined in unit certificates, each certificate representing the same number of shares of each of the Corporations. Shares of each Corporation may be transferred only together with an equal number of shares of the other Corporation. For this reason, a combined Blue Ridge/Big Boulder Form 10-K is being filed. Except as otherwise indicated, all information applies to both Corporations.

FORM 10-K
PART I
ITEM 1.  BUSINESS

         BLUE RIDGE REAL ESTATE COMPANY

         Blue Ridge Real Estate Company ("Blue Ridge"), which was incorporated in Pennsylvania in 1911, is believed to be one of the largest owners of investment property in Northeastern Pennsylvania. It owns 18,843 acres of land which are predominately located in the Pocono Mountains. These lands are held entirely as investment property. Income is derived from these lands through leases, selective timbering by others, condemnation, sales, and other dispositions. Blue Ridge also owns the Jack Frost Mountain Ski Area which is leased to Jack Frost Mountain Company, a 225-site campground, a retail store leased to Wal-Mart and a shopping center. The ski area, campground retail store and shopping center are more fully described under Item 2.

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

         Northeast Land Company, a wholly owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1967. The major assets of the company consist of 103 acres of land in Northeast Pennsylvania. Revenues are from managing the rental homes at Snow Ridge, Blue Heron, Laurelwoods and Midlake as resort accommodations, and from real estate commissions for the sale of homes at these resort communities, and from Trust and Condo fees for Services to these resort communities. Northeast Land Company also receives revenue from a land lease to a Burger King franchise, and leased space on a 196 foot communication tower..

         BRRE Holdings, Inc., a wholly-owned subsidiary of Blue Ridge, was incorporated in Delaware in 1986. It was established for investment purposes.

         Blue Ridge employs 31 full-time employees. Jack Frost Mountain Company, which operates the Jack Frost Mountain Ski Area, has 40 full-time employees and during the skiing season there are approximately 500 additional employees. Northeast Land Company has 22 full-time employees.

         BIG BOULDER CORPORATION

         Big  Boulder   Corporation   ("Big   Boulder")  was   incorporated   in
Pennsylvania in 1949. The major assets of the company are 929 acres of land, which includes a 175 acre lake, the Big Boulder Ski Area, and the Blue Heron Grille. The principal source of revenue for Big Boulder is derived from the Big Boulder Ski Area which is leased to Lake Mountain Company.
         Lake Mountain Company, a wholly-owned subsidiary of Big Boulder Corporation was incorporated in Pennsylvania in 1983 and commenced operations on June 1, 1983. It was created to lease and operate the Big Boulder Ski Area, and operate the recreational facilities as they are located within the Big Boulder Lake tract.
         BBC Holdings, Inc., a wholly-owned subsidiary of Big Boulder, was incorporated in Delaware in 1986. It was established for investment purposes.
         Big Boulder has no employees. Lake Mountain Company, which operates the Big Boulder Ski Area, no longer has any employees. The Lake Mountain Company has been merged with the payroll of Jack Frost Mountain Company. Big Boulder Ski area has 19 full-time employees. During the skiing season, there are approximately 525 additional employees.

         INDUSTRY SEGMENT INFORMATION

         Information with respect to business segments is presented in Note 12 to the Registrants' financial statements included in Item 8.

         The quarterly results of operations for 1999, 1998 and 1997 reflect the cyclical nature of the Companies' business since (a) the Companies' two ski facilities operate principally during the months of December through March and
(b) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses, net of revenues received in advance attributable to the ski facilities for the months of April through November, are deferred and recognized as revenue and operating expenses, ratably, over the operating period.

ITEM 2.  PROPERTIES

A. BLUE RIDGE REAL ESTATE COMPANY
         The physical properties of Blue Ridge consist of approximately 18,946 acres owned by Blue Ridge and Northeast Land Company, the Jack Frost

Mountain  Ski  Area,  the  Fern  Ridge  Campground,   the  Wal-Mart  Store, the
Dreshertown Shopping Center, a sewage treatment facility, corporate headquarters building, and other miscellaneous facilities.

     SKI FACILITIES

         The Jack Frost Mountain Ski Area, under lease to Jack Frost Mountain Company since June 1, 1981, is located near White Haven, Carbon County, Pennsylvania, and commenced operations in December 1972. The Jack Frost Mountain Ski Area consists of twenty-one slopes and trails including a snowboard slope, snowmobile course, snowtubing hill, five double chairlifts, two triple chairlifts, one quad chairlift, and various buildings including a Summit Lodge with food service, a cocktail lounge, a ski shop, and a ski rental shop. The total lift capacity per hour is 12,000 skiers. These lifts are in good condition and are operated as needed during the ski season. These facilities are situated on approximately 473 acres owned by Blue Ridge and leased to Jack Frost Mountain Company. The total capital investment in the ski area is $19,950,240, the major portion of which represents the cost of the slopes and trails, chairlifts, snowmaking equipment, water supply, roads and parking areas, and all buildings including the Summit Lodge. The remainder is for furnishings and equipment for the Summit Lodge, trucks, maintenance equipment, and miscellaneous outside equipment. At March 31, 1999 the outstanding debt on the Jack Frost Mountain Ski Area was $855,661.

     REAL ESTATE MANAGEMENT OPERATIONS

         The Wal-Mart Store located in Laurens, South Carolina, was acquired in September 1990 for cash consideration of $2,190,470 which was the total capital investment at March 31, 1999. The building consists of 70,000 square feet, located on 10.217 acres of land and is leased to Wal-Mart on a triple net basis through January 31, 2014. At March 31, 1999 a mortgage totaling $1,379,007 was outstanding on this property.

         The Dreshertown Plaza Shopping Center, Dresher, Montgomery County, Pennsylvania, was acquired in July, 1986 for consideration of $4,592,579. The center consists of approximately 101,233 square feet located on approximately 15 acres of land. On March 31, 1999, the center was 97% occupied under leases expiring on various dates from April 30, 1999 to October 31, 2011. The total capital investment in the shopping center is $5,441,971. At March 31, 1999, a mortgage totaling $5,298,500 was outstanding on this property.

         The Fern Ridge Campground is located at the intersection of Route 115 and Interstate 80 in Monroe County, Pennsylvania. This campground is built on 85 acres and consists of 225 campsites, 75 with water and electric, 25 with rustic cabins and the remaining 125 are wilderness sites. Its operating period is from April 1 through September 30. At March 31, 1999, the Company's investment in this facility was $640,290.

         Blue Ridge owns 18,843 acres of land which are predominately located in the Pocono Mountains. The majority of this property is leased to various hunting clubs. Blue Ridge also owns several cottages in the area that are leased to private individuals.

         Blue Ridge owns and leases to Jack Frost Mountain Company a sewage treatment facility to serve the resort housing at Jack Frost Mountain. The total investment in this facility at March 31, 1999 was $1,273,443 with outstanding debt of $148,919.

         Blue Ridge also owns The Sports Complex at Jack Frost Mountain which consists of a swimming pool, fitness trail, tennis courts, in-line skate park, A.T.V. (All Terrain Vehicle) park and accompanying buildings. The Stretch is an exclusive fishing club. The Corporate Office Building is located on Route 940 and Mosey Wood Road.

         Northeast Land Company owns 103 acres of land which are located in the Pocono Mountains and a 196 foot communication tower.

         For the fiscal year ended March 31, 1999, revenues from operations of Blue Ridge and its subsidiaries amounted to $11,468,148. Approximately 51% of this revenue or $5,852,082 was derived from the Jack Frost Mountain Ski Area which operated 93 days during the fiscal year.

B. BIG BOULDER CORPORATION

         The physical properties owned by Big Boulder consist of approximately 929 acres, the Big Boulder Ski Area, a sewage treatment facility, a 200 foot communications tower, and the Blue Heron Grille.

     SKI FACILITIES
         The Big Boulder Ski Area's physical properties have been leased to Lake Mountain Company since June 1, 1983, and are located in Kidder Township, Carbon County, Pennsylvania. Big Boulder Ski Area commenced operations in 1947. The Big Boulder Ski Area contains fourteen slopes and trails including a snowboard slope, snowtubing hill, five double chairlifts, two triple chairlifts, and various buildings including a base lodge, providing food service, a cocktail lounge, a ski shop and a ski rental service. The total lift capacity per hour is 9,600 skiers. These lifts are in good condition and are operated as needed during the ski season. These facilities are situated on approximately 90 acres owned by Big Boulder. The total capital investment in the ski area is $13,328,302. At March 31, 1999, the outstanding debt on the Big Boulder Ski Area was $726,583.

     REAL ESTATE MANAGEMENT OPERATIONS

         A sewage treatment facility was constructed by Big Boulder Corporation to serve the resort housing within the Big Boulder tract. The facility has the capacity of treating 225,000 gallons per day and is leased to Lake Mountain Company for operation. The capital investment in the facility at March 31, 1999, was $1,511,847 with an outstanding debt of $391,237 at that date.

         Big Boulder Corporation constructed the Blue Heron Grille which consists of 8,800 square feet and is located on the east shore of Big Boulder Lake, Kidder Township, Carbon County, Pennsylvania. The facility, leased to a private operator, commenced operations in May 1986. The restaurant has dining capacity for 100 patrons. The capital investment in the facility at March 31, 1999 was $1,563,626.

         Big Boulder owns 929 acres of land which are located in the Pocono Mountains. The Big Boulder Lake Club includes a 175 acre lake, swimming pool, tennis courts, boat docks and accompanying buildings.

         For the fiscal year ended March 31, 1999, revenues from operations of Big Boulder amounted to $6,319,332. Approximately 83% of this revenue of $5,271,936 was derived from the Big Boulder Ski Area which operated 86 days during that fiscal year.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANTS

                                        Age        Office Held Since
          Michael J. Flynn               64                1991
          Chairman of the Board

          Gary A. Smith                  56                1992
          President

          Melanie Murphy                 39                1996
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

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
               RELATED STOCKHOLDER MATTERS

         Information required with respect to Registrants' common stock and related shareholder matters is incorporated herein by reference to the caption entitled "Price Range of Common Shares and Dividend Information" on Page 12 of the Fiscal 1999 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

         Information required with respect to the specified financial data is incorporated herein by reference to Page 13 of the Fiscal 1999 Annual Report to Shareholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         Information required with respect to Registrants' financial condition, changes in financial condition and results of operations is incorporated herein by reference to Pages 13 through 15 of the Fiscal 1999 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The required financial statements are incorporated herein by reference to Pages 2 through 12 of the Fiscal 1999 Annual Report to Shareholders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         The information concerning Directors required by Item 10 of Form 10-K is set forth under the caption "Election of Directors" in the Registrants' definitive Proxy Statement for the 1999 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

         The information concerning Executive Officers required by Item 10 of Form 10-K is set forth in Item 4A of this report.

           CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANTS
                                                       Employed in Present
                                                Age    Position Since
Carl V. Kerstetter, Director of Marketing       48            1991
Eldon D. Dietterick, Secretary/Treasurer        53            1996
     Carl V. Kerstetter and Eldon D. Dietterick have been employed by the Registrants on a full-time basis for more than five years.

ITEM 11. EXECUTIVE COMPENSATION

         The information concerning Executive Compensation required by Item 11 of Form 10-K is set forth under the caption "Remuneration of Executive Officers and Directors" in the registrant's definitive Proxy Statement for the 1999 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT

         The information required by Item 12 of Form 10-K is set forth under the caption "Holdings of Common Stock" in the Registrants' definitive Proxy Statement for the 1999 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                         AND REPORTS ON FORM 8-K

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


  B.           Reports on Form 8-K
                   None

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

_______Signature_______       __________Title___________      ____Date___


-----------------------                                       -----------
 Michael J. Flynn             Chairman of the Board
                              Principal Executive Officer
-----------------------                                       -----------
 Gary A. Smith                President
                              Chief Operating Officer
                              Principal Financial Officer

----------------------                                        -----------
 Kieran E. Burke              Director

----------------------                                        -----------
 Milton Cooper                Director

----------------------                                        -----------
 Allen J. Model               Director

----------------------
 Wolfgang Traber              Director                        ___________

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Blue Ridge Real Estate Company
and Big Boulder Corporation


Our audits of the combined financial statements referred to in our report dated June 4, 1999 appearing on the 1999 Annual Report to Shareholders of Blue Ridge Real Estate Company and Big Boulder Corporation (which report and combined financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the combined financial statements schedules listed in Item 14 (a)(2) of the Form 10K. In our opinion, these combined financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements.

PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
June 4, 1999

COMBINED SCHEDULE III.
REAL ESTATE AND ACCUMULATED DEPRECIATION March 31, 1999

COLUMN A            COLUMN B       COLUMN C                COLUMN D

                                   Initial Cost            Cost Capitalized
                                   to Company              Subsequent To
                                                             Acquisition
                                          BUILDINGS &
DESCRIPTION       ENCUMBRANCES     LAND   IMPROVEMENTS     IMPROVEMENTS

Land located
in N E PA including

various improvements             1,867,766      49,915         3,829,968

Corporate
Building                                       282,918           187,989

Buildings Leased
to Others
Eastern PA
Exchanged Asset-
Shopping Center    5,700,000       780,700   4,554,235           107,036
Other                      0             0           0         2,308,869
Laurens,SC         1,600,000       276,000   1,914,470                 0
TOTAL              7,300,000     2,924,466   6,801,538         6,433,862



                                   COLUMN E                 COLUMN F

                          Gross Amount at which Carried
                           at Close of Period (1)(2)
Land located in
N E PA including                   BUILDING                  ACCUMULATED
Various improvements   LAND      IMPROVEMENTS   TOTAL       DEPRECIATION
                   1,867,656     3,879,883   5,747,539         2,263,257
Corporate Building                 470,907     470,907           235,639

Buildings Leased to
Others Eastern PA
Exchanged Asset-
Shopping Center      780,700     4,661,271   5,441,971         2,543,189
Other                      0     2,308,869   2,308,869         1,180,926
Laurens, SC          276,000     1,914,470   2,190,470           531,796
TOTAL              2,924,356    13,235,400  16,159,756         6,754,807



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
TOTAL

(1)  Activity for the fiscal years ended March 31, 1999,  March 31, 1998 & March
     31, 1997 is as follows:
                                     1999                1998         1997
                                     ----                ----         ----

 Balance at beginning of year   15,927,399      17,477,744   16,878,154
 Additions during year:
 Improvements                      232,439         181,369      599,590
 (reclassify)                        0          (1,731,686)           0
                                16,159,838      15,927,427   17,477,744
 Deductions during year:
 Cost of real estate sold               82              28            0
 Balance at end of year         16,159,756      15,927,399   17,477,744

(2)  The  aggregate  cost for Federal  Income Tax  purposes at March 31, 1999 is
     $14,704,002

(3)  Activity for the fiscal years ended March 31, 1999,  March 31, 1998 & March
     31, 1997 is as follows:
                                        1999          1998         1997
                                        ----          ----         ----

 Balance at beginning of year      6,366,443       7,029,213     6,602,457
  Additions during year:
  (Reclassification)                       0        (920,651)            0
 Current year depreciation           388,364         257,881       426,756
Less retirements                           0               0             0
 Balance at end of year            6,754,807       6,366,443     7,029,213

BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION

To Our Shareholders,
         For Fiscal 1999, the companies report net income of $153,081 or $.08 per combined share, compared to net income of $394,593 or $.20 for the previous year.
         The ski areas experienced 257,000 skier visits and 86,000 tubing visits compared to 293,000 skier visits and 92,000 tubing visits from the prior season. Sixty degree temperatures in early December plus rain on crucial weekends in January resulted in the reduction of revenue from ski operations.
         Our ski market has historically been Philadelphia. Recently we have made a strong effort to introduce ourselves in the New York area. This includes television, billboards and group leader contacts. We have seen some positive results from these efforts, and with a good ski season anticipate additional growth.
         We are proud to announce the second side of the East Mountain chairlift will be installed at Jack Frost Mountain. This gives us an additional uphill capacity of 1,200 skiers per hour on our most popular slopes. We are also investing in two state of the art grooming vehicles to maintain the excellent reputation we have for well-groomed terrain.
         Our on going strategy has been to generate revenue during the non-ski season to hedge against the effects of poor weather conditions during the ski season. The growing success of this strategy helped this year's profitability.
         Festivals contribute the biggest portion of revenue during the summer months. The nationally acclaimed Blues Festival and the Pocono Gathering on the Mountain are the two most popular festivals.
         Jack Frost Mountain's summer program caters to extreme sports enthusiasts with Splatter paintball games, an in-line skate and board park, an all terrain vehicle (ATV) ride park and a mountain bike center.
         Our Fern Ridge Campground continues to expand with 10 additional cabins this year bringing our total to 225 sites. Our summer festivals, activities at Jack Frost Mountain and other local events support the occupancy of this campground.
         The Pennsylvania Department of Transportation (PennDOT) plans to build a rest station on Interstate 80 located in our core area. We have contracted with PennDOT to build a sewer line from our Jack Frost treatment plant to the rest station and provide service. This $850,000 project is scheduled for completion in September 1999 and is treated as extraordinary income on the Financial Statement.
         The growth in cellular communication has created an opportunity for us in the form of leased space on communication towers. We currently have two towers located at strategic locations on our lands.
         Future development opportunities and the companies large land holdings is its major potential. We continue to explore possible real estate ventures and periodically test the market to move forward should an upturn occur. Municipal approval for home sites adjacent to our ski areas and permits for a golf course are in place.
         The key to our growth and success has been the upbeat attitude of our employees. I would like to thank them for their hard work and dedicated efforts throughout the year.

Gary A. Smith
President
Blakeslee, Pennsylvania
June 18, 1999

BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES AND
BIG BOULDER CORPORATION AND SUBSIDIARIES
COMBINED BALANCE SHEETS
March 31, 1999 and 1998
ASSETS                                              1999              1998
Current Assets:
  Cash and cash equivalents (all funds are
   Interest bearing)                           2,707,188        $2,799,777
      Accounts receivable                        559,678           594,856
   Refundable income taxes                             0             8,614
   Inventories                                   283,946           221,210
   Prepaid expenses and other current assets     674,448           485,513
     Total current assets                      4,225,260         4,109,970
 Other non-current assets                         36,797            36,797
Properties:
Land, principally unimproved (19,875
 and 19,877, respectively, acres per
 land ledger)                                  1,867,655        1,867,738
 Land improvements, buildings and equipment   50,533,623       48,907,191
                                              52,401,278       50,774,929
Less accumulated depreciation & amortization  32,855,580       30,977,716
                                              19,545,698       19,797,213
                                             $23,807,755      $23,943,980

LIABILITIES AND SHAREHOLDERS' EQUITY                1999             1998
Current liabilities:
Current installments of long-term debt           461,609       $  457,503
Accounts and other payables                      861,740          436,941
Accrued claims                                    68,943           78,423
Accrued income taxes                             168,517          267,885
Accrued liabilities                            1,005,919          923,949
Deferred revenue                                 328,207          236,598
 Total current liabilities                     2,894,935        2,401,299
Long-term debt, less current installments      8,338,296        8,833,406
Deferred income taxes                          2,208,852        2,295,417
Commitments and contingencies
Combined  shareholders'  equity:
 Capital stock, without par value, stated
 value $.30 per combined share, Blue Ridge
 and Big Boulder each authorized 3,000,000
 shares, each issued 2,198,148 shares             659,444          659,444
Capital in excess of stated value              1,461,748        1,461,748
Earnings retained in the business              9,782,983        9,629,902
                                              11,904,175       11,751,094
Less cost of 225,190 and 206,134 shares of
capital stock in treasury as of March 31,
1999 and 1998, respectively                    1,538,503        1,337,236
                                              10,365,672       10,413,858
                                             $23,807,755      $23,943,980

The  accompanying   notes  are  an  integral  part  of  the  combined  financial statements.


BLUE RIDGE REAL ESTATE COMAPNY AND SUBSIDIARIES AND
BIG BOULDER  CORPORATION AND SUBSIDIARIES
COMBINED STATEMENTS OF OPERATIONS AND EARNINGS RETAINED IN THE BUSINESS for the years ended March 31, 1999,1998 & the 10 months ended March 31, 1997,

                                            1999           1998         1997
Revenues:
         Ski operations                  $11,124,018   $12,298,893  $11,251,882
         Real estate management            4,926,533     4,610,779    3,367,627
         Rental income                     1,736,929     1,746,323    1,418,491
                                          17,787,480    18,655,995   16,038,000
Costs and expenses:
         Ski operations                   11,293,011    11,395,132    9,778,443
         Real estate management            4,230,279     3,941,009    3,164,328
         Rental income                       868,536       826,504      768,565
         General and administration        1,064,167     1,068,163      893,485
                                          17,455,993    17,230,808   14,604,821
         Income from operations              331,48      1,425,187    1,433,179

Other income (expense):
         Interest and other income            81,288       131,397       57,067
         Interest expense                   (698,913)     (818,994)    (748,531)
                                            (617,625)     (687,597)    (691,464)

         Income (loss)before income taxes
         & extraordinary item               (286,138)      737,590      741,715

Provision(credit)for income taxes:
         Current                             (11,173)      248,927      234,528
         Deferred                            (86,564)       94,070       20,381
                                             (97,737)      342,997      254,909
Income (loss) before extraordinary item     (188,401)      394,593      486,806

Extraordinary income (net of tax of
          $72,162)                           341,482             0            0

Net income                                   153,081       394,593      486,806

Earnings retained in business:
         Beginning of year                 9,629,902     9,235,309    8,748,503
         End of year                      $9,782,983    $9,629,902   $9,235,309

Basic earnings per weighted average combined share:
     Before extraordinary item                ($0.09)        $0.20        $0.24
     Extraordinary item                         0.17         $0.00        $0.00
     Net Income                                $0.08         $0.20        $0.24

Diluted earnings per weighted average combined share:
     Before extraordinary item                ($0.09)        $0.20        $0.24
     Extraordinary item                        $0.17         $0.00        $0.00
     Net Income                                $0.08         $0.20        $0.24
The  accompanying   notes  are  an  integral  part  of  the  combined  financial statements.

BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES AND
BIG BOULDER CORPORATION AND SUBSIDIARIES
COMBINED STATEMENTS OF CASH FLOWS For the years ended March 31, 1999, 1998 & the 10 months ended March 31, 1997.

                                               1999         1998        1997
Cash Flows From Operating Activities:
 Net income                                 $153,081      $394,593     $486,806
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
 Extraordinary item                         (341,482)            0            0
 Depreciation and Amortization             2,003,891     2,059,274    1,928,651
 Deferred income taxes                       (86,564)       94,070       20,381
 Deferred revenue                             91,609        44,042     (100,539)
 Gain on sale of assets                       (4,930)      (33,746)           0
 Changes in operating assets and
   liabilities:
   Accounts receivable                         35,178     (164,228)     (85,561)
   Refundable income taxes                      8,614       14,532      (23,146)
   Prepaid expenses & other current assets   (251,671)     166,428       17,027
   Accounts payable & accrued liabilities     497,289       47,746         (477)
   Accrued income taxes                       (99,368)     129,319       79,468
Net cash provided by operating  activities  2,005,647    2,752,028    2,322,610
Cash Flows From (used in)
Investing Activities:
   Marketable securities                            0       303,096      (9,508)
   Collection of mortgage receivable                0             0       2,479
   Other non-current assets                         0             0      34,500
   Contributed assets-sewer line construction 341,482             0           0
   Proceeds from disposition of assets         16,150        33,773       4,200
   Additions to properties                 (1,763,597)   (1,804,696) (2,313,407)
Cash(used in)investing activities          (1,405,965)   (1,467,827) (2,281,736)
Cash Flows From (used in) Financing
Activities:
   Additions to long-term debt                      0     5,331,999      649,985
   Borrowings under short-term financing    1,950,000     2,000,000    1,500,000
   Payment of short-term financing         (1,950,000)   (2,000,000)  (1,500,000)
   Payment of long-term debt                 (491,004)   (5,819,521)    (565,721)
   Purchase of treasury stock                (201,267)      (81,003)           0
Net cash provided by (used in)financing
   activities                                (692,271)     (568,525)      84,264
Net increase (decrease) in cash & cash
   equivalents                                (92,589)      715,676      125,138
Cash & cash equivalents, beginning of year  2,799,777     2,084,101    1,958,963
Cash & cash equivalents, end of year       $2,707,188    $2,799,777   $2,084,101
Supplemental disclosures of cash flow
information:
Cash paid during year for:
Interest                                     $714,107      $826,330     $726,430
Income taxes                                 $214,100      $141,898     $207,300
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

In cases when the Companies do not expect to recover their carrying cost, the Companies recognize an impairment loss. No such losses were recognized in the three periods ended March 31, 1999.
INVENTORIES:
      Inventories consist of food, beverage, and retail merchandise and are stated at cost which approximates market, with cost determined using the first-in, first-out method.
PENSIONS:
      The Companies are parties to a non-contributory defined benefit pension plan covering all permanent employees who meet certain requirements as to age and length of employment. Pension benefits vest after five years of vesting service and are based on the participant's earnings in the 60 consecutive months during the last ten years of employment in which earnings are highest. Plan assets consist primarily of U.S. Government Notes, common stocks and short-term investments.
      Pension expense is computed under the projected unit credit method which spreads past service costs over the average future service lives of covered employees. The Companies' policy is to fund pension contributions in accordance with statutory requirements.
INVESTMENTS:
      The Companies have an investment in Commercial Paper which is liquid on a daily basis, and is classified as a cash equivalent.
DEFERRED REVENUE:
      Deferred revenues include revenues billed in advance for services and dues which are not yet earned.
INCOME TAXES:
      The Companies account for income taxes utilizing the asset and liability method of recognizing the tax consequence of transactions that have been recognized for financial reporting or income tax purposes. Among other things, this method requires current recognition of the effect of changes in statutory tax rates on previously provided deferred taxes. Valuation allowances are established, when necessary, to reduce tax assets to the amount expected to be realized. Blue Ridge, including its subsidiaries, and Big Boulder, including its subsidiaries, report as separate entities for federal income tax purposes. State income taxes are reported on a separate company basis.
USE OF ESTIMATES  AND ASSUMPTIONS:
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
FAIR VALUE:
      The Companies have estimated the fair value of their financial instruments at March 31, 1999 as follows: The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values. The carrying values of variable and fixed rate debt are reasonable estimates of their fair values based on their discounted cash flows at discount rates currently available to the Companies for debt with similar terms and remaining maturities.

STATEMENT OF CASH FLOWS:
For purposes of reporting cash flows, the Companies consider cash equivalents to be all highly liquid investments with maturities of three months or less when acquired.
CONCENTRATION OF CREDIT RISK:
      Financial instruments which potentially subject the Companies to concentration of credit risk consist principally of temporary cash investments. The Companies' temporary cash investments are held by financial institutions. The Companies have not experienced any losses related to these investments.
RECLASSIFICATION
          Certain reclassifications have been made to conform to current year presentation.

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
                               (UNAUDITED)    (UNAUDITED)
                                  3/31/99        3/31/98       3/31/97
          Revenues             16,871,433     17,686,316    16,038,000
          Operating Income        416,031      1,437,240     1,433,179
          Income Taxes           ( 18,902)       396,947       254,909
          Net Income              271,333        475,518       486,806

3.  SALE OF LAND:
    The Companies sold land in Fiscal 1999 for cash consideration of $8,000.

4.  CONDENSED FINANCIAL INFORMATION:
     Condensed financial information of the constituent Companies, Blue Ridge and its subsidiaries and Big Boulder and its subsidiaries, at March 31, 1999,
1998 and 1997 and for each of the periods then ended is as follows:
                                   BLUE RIDGE AND SUBSIDIARIES
                                     12 Mos        12 Mos           10 Mos
-S>
                                      Ended         Ended            Ended
                                    3/31/99       3/31/98          3/31/97
FINANCIAL POSITION:
Current assets                   $1,839,683    $1,902,941       $1,894,928
Total assets                     16,096,555    15,896,492       16,066,800
Current liabilities               2,403,281     1,864,255        1,723,363
Shareholders'equity               4,617,148     4,699,630        4,796,387
OPERATIONS:
Revenues                         11,468,148    10,914,914        8,880,248
Income(loss)before taxes
 & extraordinary item              (350,493)       94,741           66,225
Provision(credit)for
 income taxes                      (127,795)      110,495           34,472
Extraordinary item                  341,482
Net income (loss)                   118,784       (15,754)          31,753

                                   BIG BOULDER AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                     12 mos        12 mos           10 mos
--------------------------------------------------------------------------------
                                     Ended        Ended            Ended
                                    3/31/99       3/31/98          3/31/97
FINANCIAL POSITION:
Current assets                   $2,385,577    $2,207,029       $1,819,194
Total assets                      7,711,200     8,047,488        7,735,937
Current liabilities                 491,654       537,044          531,840
Shareholders'equity               5,748,524     5,714,228        5,303,881
OPERATIONS:
Revenues                          6,319,332     7,741,081        7,157,752
Income(loss)before taxes
 & extraordinary item                64,355       642,849          675,490
Provision(credit)for
 income taxes                        30,058       232,502          220,437
Extraordinary item                        0
Net income (loss)                    34,297       410,347          455,053

5.SHORT-TERM FINANCING:
     At March 31, 1999, Blue Ridge had an unused line of credit aggregating
$2,000,000 available for short-term financing, expiring August 31, 1999, which management expects to be renewed. The line of credit bears interest at .25% less than the prime rate.

6. LONG-TERM DEBT:
Long-term debt as of March 31, 1999 and 1998 consists of the following:

                                                       1999               1998
Mortgage note payable to bank, interest is LIBOR
 plus 145 basis points (7.125%),
payable  August 31, 1999.  Interest is payable in
 monthly  installments  through August 1999.
 Refinancing of this loan is in process at
 March 31, 1999                                      $5,298,499      $5,331,999

Mortgage note payable to bank, interest at 80%
of the bank's prime rate (6.2% at
March 31, 1999) payable in monthly installments
of $24,187 through Fiscal 2005                        1,862,414       2,152,660

Mortgage note payable to insurance company,
interest fixed at 10.5% payable in monthly
installments of $15,351 including interest
through Fiscal 2014                                   1,379,007       1,416,265

Mortgage  note payable to bank,  interest at
 7% payable  monthly with  principle
reduction at $32,500 per month December to
March through 2001                                      259,985         389,985
                                                      8,799,905       9,290,909
Less current installments                               461,609         457,503
                                                     $8,338,296       8,833,406

Properties at cost, which have been pledged as collateral for long-term debt, include the following at March 31, 1999:
 Investment properties leased to others                              7,632,441
 Ski facilities                                                     18,276,882

The aggregate amount of long-term debt maturing in each of the years ending subsequent to March 31, 1999, is as follows: 2000-$461,609; 2001-$5,764,651;
2002-$341,228; 2003-$346,847; 2004-$353,085

7.  INCOME TAXES:
    The provision (credit) for income taxes is as follows:

                                         1999            1998              1997
Currently payable (receivable):
   Federal                          ($13,781)        $246,896          $234,528
   State                               2,608            2,031                 0
                                     (11,173)         248,927           234,528
Deferred:
   Federal                           (86,564)          94,070            20,381
   State                                   0                0                 0
                                     (86,564)          94,070            20,381
                                    ($97,737)         342,997          $254,909
A reconciliation between the amount computed using the statutory federal income tax rate and the provision (credit) for income taxes is as follows:
                                         1999            1998              1997
Computed at statutory rate          ($97,287)        $248,272          $253,060
State net operating losses
subject to valuation allowance             0           27,311                 0
State income taxes, net of federal
 income tax                            1,721            1,341                 0
Other                                  5,228                0             1,849
AMT (utilization) tax                 (7,399)          66,073                 0
Provision(credit)for income taxes   ($97,737)        $342,997          $254,909

The  components of the deferred tax assets and  liabilities as of March 31, 1999 and 1998 are as follows:
                                                         1999              1998
Gross deferred tax asset:
 Accrued expenses                                     $74,897           $73,124
 Net operating loss and AMT
credit carryforward                                   563,948           464,467
 Contribution carryforward                              1,384                 0
                                                      640,229           537,591
 Less valuation allowance                            (170,702)          (78,620)
                                                      469,527           458,971
Gross deferred tax liability:
 Depreciation                                      (2,678,379)       (2,754,388)
                                                   (2,678,379)       (2,754,388)
 Net deferred tax liability                       ($2,208,852)      ($2,295,417)

At March 31, 1999, the Companies have $393,246 of Alternative Minimum Tax (AMT) credit carryforward available to reduce future federal income taxes. The AMT credit has no expiration date. For state income tax purposes, the Companies have available state net operating loss carryforwards of $2,588,982 which start to expire in Fiscal 1999. The valuation allowance increased by $92,082 during Fiscal 1999 due to additional state net operating losses which are not expected to be utilized.

8.  PENSION PLAN:
ASSUMPTIONS                                       1999           1998     1997
Discount Rates used to determine projected
benefit obligations as of March 31,               6.75%          7.00%    7.50%
Expected long-term rate of return on assets       8.50%          8.50%    7.50%
Rates of increase in compensation levels          5.00%          5.00%    5.00%

CHANGE IN BENEFIT OBLIGATION                       1999          1998
Benefit obligation                           $2,708,402    $2,262,900
Service cost(net of expenses)                   184,417       209,791
Interest cost                                   186,169       170,907
Plan amendments                                       0             0
Actuarial loss                                  161,653       208,242
Benefit payments                               (138,539)     (143,438)
Benefit obligation at end of year            $3,102,102    $2,708,402

CHANGE IN PLAN ASSETS                              1999          1998
Fair value of plan assets at
 beginning of year                           $3,070,947    $2,633,321
Actual return on plan assets                    243,655       649,694
Employer contributions                                0             0
Benefits paid                                  (138,539)     (143,438)
Actual expenses paid during the year            (30,333)      (68,630)
Fair value of plan assets at end of year     $3,145,730    $3,070,947

RECONCILIATION OF FUNDED STATUS OF THE PLAN        1999          1998
Funded status at end of year                    $43,628      $362,545
Unrecognized transition obligation              120,132       128,612
Unrecognized net prior service cost              10,492        11,103
Unrecognized net actuarial gain                (501,089)     (663,593)
Net amount recognized at end of year          ($326,837)     $161,333)

COMPONENTS OF NET PERIODIC BENEFIT COST            1999         1998       1997
Service Cost                                   $240,717       177,661   124,044
Interest Cost                                   186,169       170,907   137,314
Expected return of plan assets                  250,562       194,539   151,500

Net amortization and deferral:
  Amortization of transition obligation           8,480         8,480     7,067
  Amortization of prior service cost                611           611       509
  Amortization of accumulated gain              (19,911)      (12,463)  (11,082)
  Net amortization and deferral                ($10,820)      ($3,372)  ($3,506)
Total net periodic pension cost                $165,504      $150,657  $106,352

9.  PROPERTIES:
Properties consist of the following at March 31, 1999 and 1998:
                                                 1999              1998
Land, principally unimproved                 $1,867,655      $1,867,738
Land improvements                             3,867,885       3,705,080
Corporate buildings                             470,907         441,072
Buildings leased to others                   10,035,091       9,913,509
Ski facilities:
 Land                                             4,552           4,552
 Land improvements                            7,107,257       6,879,932
 Buildings                                    7,405,053       7,054,009
Machinery & equipment                        19,267,786      18,820,426
Equipment & furnishings                       2,363,092       2,088,611
                                             52,401,278      50,774,929
Less accumulated depreciation                32,855,580      30,977,716
                                            $19,545,698     $19,797,213

Buildings leased to others include land of $1,056,700 at March 31, 1999, 1998 and 1997.

10.  LEASES:
     The Companies are lessors under various operating lease agreements for the rental of land, land improvements and investment properties leased to others.
Rents are reported as income over the terms of the leases as they are earned. A shopping center is leased to various tenants for renewable terms averaging 4.00 years with options for renewal. A store has been net leased until January 2014.
Information concerning rental properties and minimum future rentals under current leases (excluding renewal options) as of March 31, 1999, is as follows:
                                    Properties Subject To Lease

                                                        Accumulated
                                         Cost           Depreciation
Investment properties leased to
   others                               $7,857,441         $3,135,005
Land and land improvements               3,956,078          1,163,807
Minimum future rentals:
 Fiscal years ending March 31:    2000   1,682,982
                                  2001   1,294,049
                                  2002   1,111,790
                                  2003     939,435
                                  2004     839,413
                            Thereafter   7,751,554*
                                       $13,619,223

*Includes $1,443,750 under a land lease expiring in 2072 and $1,898,870 under a net lease for a store expiring in 2014. There were no contingent rentals included in income for Fiscal 1999, 1998 or 1997.

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     The results of operations for each of the quarters in the last two years are presented below.

                                                           Earnings (Loss)
                                   Income(loss)               Per Weighted
                     Operating      from         Net          Avg. Combined
       Quarter       Revenues   Operations    Income(Loss)        Share
         1999
          1st       $1,463,539   ($121,966)      ($152,464)        ($0.08)
          2nd        2,500,389     558,192         365,807           0.18
          3rd        3,354,271    (324,569)       (215,487)         (0.11)
          4th       10,469,281     219,830         155,225           0.09
                   $17,787,480    $331,487        $153,081          $0.08
         1998
          1st       $1,502,232     $(2,143)      $(131,615)        ($0.07)
          2nd        2,171,126     401,752         144,160           0.07
          3rd        3,895,877    (342,831)       (297,388)         (0.15)
          4th       11,086,760   1,368,409         679,436           0.35
                   $18,655,995  $1,425,187        $394,593          $0.20

     The quarterly results of operations for 1999 and 1998 reflect the cyclical nature of the Companies' business since (1) the Companies' two ski facilities operate principally during the months of December through March and (2) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses, net of revenues received in advance attributable to the ski facilities for the months of April through November, are deferred and recognized as revenue and operating expenses, ratably, over the operating period.

12.  BUSINESS SEGMENT INFORMATION:
     The following information is presented in accordance with SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information." In accordance with SFAS No. 131, the Companies' business segments were determined from the Companies' internal organization and management reporting, which are based primarily on differences in services.
     The Companies and the subsidiaries, under SFAS No.131, operate in two business segments consisting of the following:
     SKI OPERATIONS:
     Two ski areas located in the Pocono Mountains of Northeastern
Pennsylvania.
     REAL ESTATE MANAGEMENT/RENTAL OPERATIONS:
     Investment properties leased to others located in Eastern Pennsylvania and South Carolina, fees from managing investor-owned properties, principally resort homes, recreational club activities and services to the trusts that operate resort communities, sales of land held for resale and investment purposes, and rental of land and land improvements.

     Income or loss for each segment represents total revenue less operating expenses. General and administrative expenses, other income, and interest expense are allocated to each Business segment based on percentage of revenue. Identifiable assets are those utilized in the operation of the respective segments; corporate assets consist principally of cash and non-revenue producing properties held for investment purposes.

                                       12 Months    12 Months     10 Months
                                         Ended        Ended         Ended
                                       3/31/99      03/31/98       03/31/97
Revenues:
 Ski operations                    $11,124,018   $12,298,893    $11,251,882
 Real estate management/
  Rental operations                  6,663,462     6,357,102      4,786,118
                                   $17,787,480   $18,655,995    $16,038,000

Income:(loss)
 Ski operations                      ($168,993)    $ 903,761     $1,473,439
 Real estate management/
 Rental operations                   1,564,647     1,589,589        853,225
                                    $1,395,654    $2,493,350     $2,326,664

General & administrative expenses:
 Ski Operations                      ($670,425)    ($672,943)     ($562,896)
 Real estate management/
 Rental operations                    (393,742)     (395,220)      (330,589)
                                    (1,064,167)  ($1,068,163)     ($893,485)

Interest and other income:
Ski Operations                         $51,211      $ 82,780        $35,952
Real estate management/
Rental operations                       30,077        48,617         21,115
                                       $81,288      $131,397        $57,067
Interest Expense:
 Ski Operations                      ($440,315)    ($515,966)      (471,575)
 Real estate management/
 Rental operations                    (258,598)     (303,028)      (276,956)
                                     ($698,913)    ($818,994)     ($748,531)

    Income (loss) before income
    taxes and extraordinary item     ($286,138)   $  737,590       $741,715
    Extraordinary item (net of tax)   $341,482            $0             $0

    In Fiscal 1999, 1998 and 1997, no one customer represented 10% or more of total revenues.

     Identifiable assets, net of accumulated depreciation at March 31, 1999, 1998 and 1997 and depreciation expense and capital expenditures for the years then ended by Business segment are as follows:

                                   Identifiable    Depreciation       Capital
      1999                               Assets      Expense        Expenditure
Ski Operations                      $11,622,619    $1,485,975       $1,249,973
Real Estate Management/Rental
 Operations                           9,858,387       419,891          321,087
Other Corporate                       2,326,749        98,025          192,537
                       Total        $23,807,755    $2,003,891       $1,763,597

      1998
Ski Operations                      $12,203,047    $1,417,719        $1,382,580
Real Estate Management/Rental
 Operations                          $9,730,578       449,728           181,369
Other Corporate                       2,010,355       191,825           240,747
                       Total        $23,943,980    $2,059,272        $1,804,696

     1997
Ski Operations                      $10,364,590    $1,304,906        $2,091,557
Real Estate Management/Rental
 Operations                          10,937,749       357,691           187,431
Other Corporate                       2,500,398       266,054            34,419
                       Total        $23,802,737    $1,928,651        $2,313,407

13  CONTINGENT LIABILITIES AND COMMITMENTS:
     The Companies are party to various legal proceedings incidental to their business. Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are possible of assertion against the Companies. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that are not expected to have a material effect on the combined financial position or results of operations of the Companies.
     Blue Ridge has pledged approximately 20 acres of its leased land (cost $144,786) to serve as collateral, together with the lessee's land improvements, for the lessee's mortgage loan which amounts to approximately $1,300,000 at March 31, 1999.

14.      STOCK OPTIONS AND CAPITAL STOCK:
       The Board of Directors has authorized the repurchase of the Companies' common stock in the open market from time to time. As of March 31, 1999, 225,190 shares have been repurchased. In Fiscal 1999 19,056 shares were repurchased.
Twelve thousand shares were repurchased in Fiscal 1998 and no shares were repurchased in Fiscal 1997.
          In Fiscal 1998, the Chairman of the Board of the Companies was granted options for 35,000 shares of the Companies' common stock at $6.75 per share.
Ten thousand options were granted in 1993 and 25,000 in July 1997. The options expire July 1, 2003.
The option price of $6.75 was equal to the market value on the dates of grant.
     The Companies apply Accounting Principles Board Opinion 25 and the related interpretations in accounting for the options. Accordingly, no compensation cost has been recognized in the financial statements relative to these options. Had compensation cost for the Companies' options been determined consistent with Financial Accounting Standards Board Statement No. 123, the Companies' net income and earnings per share would have been reduced to the proforma amounts indicated below, based on the following assumptions:
     The fair value of the 1998 option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998: dividend yield of 0%; expected volatility of 37.8%; risk free interest rate of 6.4%, and expected life of 6 years.
                                       1998
Net Income:
  As reported                      $394,593
  Pro Forma                        $340,879
Basic earnings per share:
  As reported                         $0.20
  Pro Forma                           $0.17
Diluted earnings per share:
  As reported                         $0.20
  Pro Forma                           $0.17

Option activity during the periods ended March 31, 1999, 1998 and 1997 is as follows:

                                       1999             1998             1997
                                     Exercise         Exercise         Exercise
                             Shares   Price   Shares   Price   Shares   Price

Outstanding at beginning
      of year:               35,000   $6.75   10,000   $6.75   10,000   $6.75
Granted                           -       -   25,000   $6.75        -       -
Exercised                         -       -        -       -        -       -
Canceled                          -       -        -       -        -       -
Outstanding at end of year   35,000   $6.75   35,000   $6.75   10,000    $6.75

Options exercisable at
      year-end               35,000   $6.75   35,000   $6.75   10,000    $6.75

Option price range            $6.75            $6.75            $6.75

Weighted average fair value
of options granted during year        $  -             $3.26             $  -

All 35,000 options outstanding are exercisable at $6.75 per share and have a remaining contractual life of 4.25 years.

15.  EXTRAORDINARY ITEM:
     The Companies have contracted The Pennsylvania Department of Transportation to build a 2 mile  sewer  line  from the Jack  Frost  treatment  plant to a rest station on Interstate  80. The project began in September  1998 and is scheduled for completion in September 1999. Due to the unusual nature of this  transaction and the unlikeliness of another such event during the foreseeable  future,  this project has been classified as an extraordinary item.
    The total estimated  budget for the project is  approximately  $841,832 plus any tax  consequence.  As of March 31, 1999 the Companies have recognized a net extraordinary item as follows:

                                    Gross Income               $413,644
                                    Taxes (Deferred)            (72,162)
                                    Net Extraordinary Income   $341,482

16.  PER SHARE DATA:
Earnings per share and computed as follows:
                                   Year          Year                10 Months
                                   Ended         Ended               Ended
                                   3/31/99       3/31/98             3/31/97

Net Earnings                      $153,081      $394,593            $486,806
Weighted average combined
shares of common stock out-
standing used to compute basic
earnings per combined
common share                     1,980,706     1,993,014           2,004,014
Additional  combined  common
 shares to be  issued  assuming
 exercise  of stock options,
 net of combined shares assumed
re-acquired                         12,346         8,029                  --

Combined shares used to compute
dilutive effect of stock
option                           1,993,052     2,001,043           2,004,014

Basic earnings per combined
common share                        $0.08          $0.20               $0.24
Diluted earnings per combined
common share                        $0.08          $0.20               $0.24

REPORT OF  INDEPENDENT  ACCOUNTANTS  To  Shareholders  of Blue Ridge Real Estate
Company and Big Boulder Corporation:

In our  opinion,  the  accompanying  combined  balance  sheets  and the  related combined statements of operations and earnings retained in the business and cash flows present fairly, in all material  respects,  the financial position of Blue
Ridge Real Estate  Company and  subsidiaries  and Big  Boulder  Corporation  and subsidiaries  (the  "Companies")  at March 31, 1999 and 1998, and the results of their  operations  and their cash flows for the years  ended  March 31, 1999 and
1998 and the ten months  ended March 31,  1997,  in  conformity  with  generally
accepted   accounting   principals.   These   financial   statements   are   the
responsibility of the Companies' management; our responsibility is to express an opinion on these  financial  statements  based on our audits.  We conducted  our audits of these  statements  in  accordance  with  generally  accepted  auditing standards which require that we plan and perform the audit to obtain  reasonable
assurance   about  whether  the  financial   statements  are  free  of  material
misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and  disclosures  in the  financial  statements.  An audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in
the  financial   statements,   assessing  the  accounting  principles  used  and
significant  estimates made by management,  and evaluating the overall financial statement  presentation.  We believe that our audits provide a reasonable  basis for the opinion expressed above.

PricewaterhouseCoopers LLP
June 4, 1999

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

     The following sets forth the high asked and low price quotations as reported on the monthly statistical reports of the National Association of Securities Dealers, Inc. for Fiscal Years 1999 and 1998. No dividends were paid on common stock in either Fiscal Year.

                  FISCAL YEAR                   HIGH        LOW
                         1999                  ASKED        BID
                First Quarter                 12.375     10.500
               Second Quarter                 12.375     10.375
                Third Quarter                 11.250      9.000
               Fourth Quarter                 10.500      9.375


                  FISCAL YEAR                   HIGH        LOW
                         1998                  ASKED        BID
                First Quarter                  7.000      6.625
               Second Quarter                 18.000     11.000
                Third Quarter                 13.500     11.250
               Fourth Quarter                 11.750     11.250


     The reported quotations represent prices between dealers, do not reflect retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The approximate number of holders of record of common stock on March 31, 1999 and 1998 were 659 and 687, respectively.


BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
AND BIG BOULDER CORPORATION AND SUBSIDIARIES
COMBINED SUMMARY OF SELECTED FINANCIAL DATA

                                            1999         1998         1997
Revenues                             $17,787,480  $18,655,995  $16,038,000
Net income(loss)                         153,081      394,593      486,806
Net income(loss)per combined share         $0.08        $0.20        $0.24
Cash dividends per combined share              0            0            0
Weighted average number of
 combined shares outstanding           1,980,706    1,993,014    2,004,014
Total assets                          23,807,755   23,943,980   23,802,737
Long-term debt                         8,799,905    9,290,909    9,778,431
Shareholders' equity                  10,365,672   10,413,858   10,100,268

                                                        1996          1995
Revenues                                         $15,308,986   $12,244,490
Net income(loss)                                      42,263      (435,738)
Net income(loss)per combined share                     $0.02        $(.21)
Cash dividends per combined share                          0            0
Weighted average number of
 combined shares outstanding                       2,004,014     2,029,630
Total assets                                      23,209,690    23,663,671
Long-term debt                                     9,694,167    10,239,166
Shareholders' equity                               9,613,462     9,570,199

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
RESULTS OF OPERATIONS
FISCAL 1999 VERSUS FISCAL 1998
     For Fiscal Year ended March 31, 1999, the Companies reported net income of $153,081 or $.08 per combined share as compared with a net income of $394,593 or $.20 per combined share for Fiscal 1998.
     Combined revenue of $17,787,480 represents a decrease of $868,515 or 5% when compared to Fiscal 1998.
         Ski Operations decreased $1,174,875 or 10%, and Real Estate Management Operations increased $306,360 or 5% when compared to Fiscal 1998.
     The Ski Operations had approximately 257,000 skiers visit our slopes compared to 293,000 skier visits last season. The decrease of 36,000 skier visits represents a 12% decrease. Revenue per skier was $27 compared to $28 last season for a decrease of $1.00 or 2%. Tubing operations had approximately 86,000 tuber visits compared to 92,000 tuber visits last season. The decrease of 6,000 tuber visits represents a 7% decrease. Revenue per tuber was $13.95 compared to $13.27 last season for an increase of $.68 or 5%. The ski areas operated for a combined total of 179 days compared to 208 days last season. The food and beverage operation at the ski area contributed revenue of $7.66 per skier visit. The retail shop operation at the ski area contributed revenue of $2.16 per skier visit compared to $1.83 the previous season.
     The Real Estate Management Operations increase is attributed to fewer vacancies in investment properties, festival revenues, leasing commissions in resort communities, fees for services provided to the Trust of the resort communities, and fishing and hunting leases. The increases were offset by a decrease in commissions for resale of homes in our resort communities. Disposition of properties occur sporadically and do not follow any pattern during the fiscal year. No major land sales occurred in Fiscal 1999 or Fiscal 1998.
     Operating costs associated with Ski Operations decreased by $102,121 when compared to Fiscal 1998. This decrease is attributed to decreased personnel costs due to a reduction in the number of operating days.
     Operating costs associated with Real Estate Management Operations increased by $331,302 when compared to Fiscal 1998. This increase is attributed to increased expenses related to summer activities and the investment properties. General and Administration expenses decreased by $3,996 when compared to Fiscal 1998. The decrease is attributable to a decrease in supplies and services.
     Interest and Other Income decreased by $50,109 when compared to Fiscal 1998. This decrease is attributable to a reduction in disposed assets and resulting gains.
     Interest expense decreased by $120,081 when compared to Fiscal 1998. This decrease is attributable to a reduction of debt.
      The effective Tax Rate for Fiscal 1999 and 1998 was 34.2% and 46.5% respectively.

FISCAL 1998 VERSUS  FISCAL 1997 (FISCAL 1998 IS TWELVE MONTHS AND FISCAL 1997 IS
       TEN MONTHS)
     For Fiscal Year ended March 31, 1998, the Companies reported net income of $394,593 or $.20 per combined share as compared with a net income of $486,808 or $.24 per combined share for Fiscal 1997.
     Combined revenue of $18,655,995 represents an increase of $2,617,995 or 14% when compared to Fiscal 1997. Ski Operations increased $1,047,011 or 9%, and Real Estate Management Operations increased $1,570,984 or 25% when compared to Fiscal 1997. Both Fiscal 1998 and 1997 include a full ski season.
     The Ski Operations had approximately 293,000 skiers visit our slopes compared to 277,000 skier visits last season. The increase of 16,000 skier visits represents a 5% increase. Revenue per skier was $28 compared to $27 last season for an increase of $1.00 or 2%. Tubing operations had approximately 92,000 tuber visits compared to 97,000 tuber visits last season. The decrease of 5,000 tuber visits represents a 5% decrease. Revenue per tuber was $13.27 compared to $11.32 last season for an increase of $1.95 or 17%. The ski areas operated for a combined total of 208 days compared to 213 days last season. The food and beverage operations at the ski areas contributed revenue of $7.13 per skier visit. The retail shop operations at the ski areas contributed revenue of $1.83 per skier visit compared to $2.02 the previous season.
     The Real Estate Management Operations increase is attributed to fewer vacancies in investment properties, festival revenues, leasing commissions in resort communities, fees for services provided to the Trust of the resort communities, and fishing and hunting leases. The increases were offset by a decrease in commissions for resale of homes in our resort communities. Disposition of properties occur sporadically and do not follow any pattern during the fiscal year. No major land sales occurred in Fiscal 1998 or Fiscal 1997.
     Operating costs associated with Ski Operations increased by $1,616,689 when compared to Fiscal 1997. This increase is attributed to advertising costs, and associated personnel costs.
     Operating costs associated with Real Estate Management Operations increased by $834,620 when compared to Fiscal 1997. This increase is attributed to increased advertising costs, and associated personnel costs, and an additional two months of operations. General and Administration expenses increased by $174,678 when compared to Fiscal 1997. The increase is attributable to an increase in supplies and services and an additional two months of operations.
     Interest and Other Income increased by $74,330 when compared to Fiscal 1997. This increase is attributable to an additional two months of operations.
     Interest expense increased by $70,463 compared to Fiscal 1997. This increase is attributable to an additional two months of operations.
      The effective Tax Rate for Fiscal 1998 and 1997 was 46.5 and 34.4% respectively. This increase in effective rate was due primarily to utilization of AMT credits and state income tax benefits which were subject to a valuation allowance.


RISKS AND UNCERTAINITIES
     The Companies are aware of the issues associated with computer programming code and certain embedded computer chips used in computer systems as the Year 2000 approaches. Some systems may not be able to distinguish between the year 2000 and the year 1900. The companies utilize personal computers and software packages developed by third party vendors, to manage its business. It has no internally developed software and does not sell any products that are derived from internally developed software.

   The Companies have determined and are coordinating the actions necessary to provide uninterrupted, normal operation of business-critical systems. There are four stages to the Year 2000 project: 1) awareness, 2) vendor assessment,
3)selection of new software, and 4) implementation. The Companies have completed the fourth stage of the project plan except for lift ticket sales and ski equipment rentals which included surveying vendors as to Year 2000 readiness. The result of the surveys indicated that critical business systems and vendors are or anticipate being Year 2000 compliant in all material aspects of operations. The companies estimate that the potential impact of problems should any of the systems be non-compliant will not have a significant impact on operations.
         The Companies have cash equivalents which may be exposed to credit risk to the extent that investment companies are materially adversely affected by the Year 2000 issue. The results of the Companies' vendor surveys indicate that all banks and investment companies which the Companies currently utilize are in the process of testing Year 2000 modifications and expect to be compliant before the end of the year. It is anticipated that any Year 2000 impact would be short lived and would not impact the liquidity of the Companies or their operating results.
         Based on the review of its systems to date, management believes that the Year 2000 problem will not pose significant operational problems and that the total cost associated with the Year 2000 issues will not have material effect on the combined results of the Companies. To date, the Companies have determined that it will require nominal personal computer program upgrades to accommodate Year 2000 issues.
         These estimates and conclusions contain forward-looking statements and are based on management's best estimates of future events. Risk to completing the Year 2000 plan include the availability of alternative software, the Companies ability to discover and correct potential Year 2000 problems which might have a serious impact on operations, failure of vendors to complete their expected Year 2000 compliance, and liquidity issues surrounding securities investments.


LIQUIDITY AND CAPITAL RESOURCES
     The Combined Statement of Cash flows reflects net cash provided by operating activities of $2,005,647, $2,752,028, and $2,322,610 in Fiscal 1999,
1998 and 1997 respectively.
     The major capital investment made in Fiscal 1999 were the construction of a communication tower, an in-house laundry facility and 10 cabins at the Fern Ridge campground.
     During Fiscal 1999, the Companies borrowed against their $2,000,000 line of credit for a period of five months in varying amounts with a maximum of $1,950,000.
     During Fiscal 1998, the Companies borrowed against their $2,000,000 line of credit for a period of five months in varying amounts with a maximum of $2,000,000.
     The Companies have a combined working capital of $1,330,325 at March 31, 1999 versus $1,708,671 at March 31, 1998.

MOVING FORWARD

     The Companies continue to develop operation centers to generate profit during the non-ski season with expansion at Fern Ridge Campground and the introduction in Fiscal 1999 of Hub, a mountain bike center. Fiscal 2000 plans include investments at the ski areas consisting of the East Mountain chair lift at Jack Frost which will be upgraded to a dual double lift. This lift supports our most challenging and popular ski slopes. Each ski area will also receive a new groomer.

BOARD OF DIRECTORS

         Kieran E. Burke
                  Chairman, Chief Executive Officer and Director
                  Premier Parks, Inc.
         Milton Cooper
                  Chairman, Kimco Realty Corporation;
                  Director, Getty Petroleum Corp.;
                  Director, Kimco Realty Corporation
         Michael J. Flynn
                  Chairman of the Board of the Companies;
                  Vice Chairman and Director, Kimco Realty Corporation Allen J. Model
                  Private Investor, Model Entities
         Wolfgang Traber
                  Chairman of the Board, Hanseatic Corporation & Co. N.Y. The above Directors serve both Companies.

OFFICERS
         Michael J. Flynn
                  Chairman of the Board
         Gary A. Smith
                  President
         Melanie A. Murphy
                  Vice President of Operations
         Eldon D. Dietterick
                  Secretary/Treasurer
         Christine Liebold
                  Assistant Secretary
         Cynthia A. Barron
                  Controller
         The above Officers serve both Companies.

TRANSFER AGENT
         Summit Bank, Hackensack, New Jersey

INDEPENDENT ACCOUNTANTS
         PricewaterhouseCoopers LLP Philadelphia, Pennsylvania

NOTICE OF ANNUAL MEETINGS

The Annual Meetings of Shareholders of Blue Ridge Real Estate Company and Big Boulder Corporation will be announced with mailing of Proxy Material in July.

FORM 10-K AVAILABLE

The Companies will furnish to any shareholder, without charge, a copy of their Fiscal Year 1999 Annual Report as filed with the Securities and Exchange Commission on Form 10-K. Written request should be directed to the attention of the Secretary, Blue Ridge Real Estate Company, P. O. Box 707, Blakeslee, PA 18610-0707

CORPORATE PROPERTIES

RESORTS IN THE POCONO MOUNTAINS
         Big Boulder Ski Area
         Jack Frost Mountain
         Fern Ridge Campground
INVESTMENT PROPERTIES
         Dreshertown Plaza Shopping Center
                  Dresher, Montgomery County, Pennsylvania
         Wal-Mart Store, Laurens, South Carolina
         Blue Heron Grille, Lake Harmony, Pennsylvania

LAND HOLDINGS
         Blue Ridge
                  18,843 acres of land, held for investment
         Big Boulder
                  929 acres of land, held for investment
         Northeast Land Company
                  103 acres of land
RECREATIONAL AREAS
         "The Stretch" on the Tunkhannock
         Porter Run Hunting Preserve
         Splatter (Paintball game)
         Wheels, In-Line Skate and Board Park
         Ride, ATV Park
         Hub, Mountain Bike Facility

DOCUMENT>
    [TYPE]                    EX-27
    [ARTICLE]                     5
[CIK]                         0000012779
[NAME]                        BLUE RIDGE REAL ESTATE COMPANY

[PERIOD-TYPE]                    12-MOS
[FISCAL-YEAR-END]                              MAR-31-1999
[PERIOD-START]                                 APR-01-1998
[PERIOD-END]                                   MAR-31-1999
[CASH]                                           2,707,188
[SECURITIES]                                             0
[RECEIVABLES]                                      559,678
[ALLOWANCES]                                             0
[INVENTORY]                                        283,946
[CURRENT-ASSETS]                                 4,225,260
[PP&E]                                          52,401,278
[DEPRECIATION]                                  32,855,580
[TOTAL-ASSETS]                                  23,807,755
[CURRENT-LIABILITIES]                            2,894,935
[BONDS]                                                  0
[PREFERRED-MANDATORY]                                    0
[PREFERRED]                                              0
[COMMON]                                         1,972,958
[OTHER-SE]                                               0
[TOTAL-LIABILITY-AND-EQUITY]                    23,807,755
[SALES]                                         17,787,480
[TOTAL-REVENUES]                                17,787,480
[CGS]                                                    0
[TOTAL-COSTS]                                   17,455,993
[OTHER-EXPENSES]                                         0
[LOSS-PROVISION]                                         0
[INTEREST-EXPENSE]                                 698,913
[INCOME-PRETAX]                                   (286,138)
[INCOME-TAX]                                       (97,737)
[INCOME-CONTINUING]                                      0
[DISCONTINUED]                                           0
[EXTRAORDINARY]                                    341,482
[CHANGES]                                                0
[NET-INCOME]                                       153,081
[EPS-BASIC]                                          .08
[EPS-DILUTED]                                          .08