Form 10-Q
period 1999-06-30
BLUE RIDGE REAL ESTATE CO
filed 1999-08-06
CIK 12779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

     FORM 10-Q (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

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

                                         24-0854342 (Blue Ridge)
I.R.S. Employer Identification Number:   24-0822326 (Big Boulder)

Address of principal executive office:   Blakeslee,Pennsylvania
                             Zip Code:   18610
Registrant's telephone number, including area code:  (570)-443-8433

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            YES___X____ NO__________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report:
                    Class            Outstanding at June 30, 1999
 Common Stock,  without par value,             1,971,958
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

                                      INDEX


                                                               PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1-Financial Statements
Combined Condensed Balance Sheets June 30, 1999
and March 31, 1999                                               1 & 2

Combined Condensed Statements of
Operations - Three Months ended
June 30, 1999 & 1998                                                 3

Combined Condensed Statements of
Cash Flows - Three Months Ended
June 30, 1999 & 1998                                                 4

Notes to Financial Statements                                        5


Item 2-Management's Discussion and Analysis
of Financial Condition and Results
of Operations                                                    6 & 7


PART II - OTHER INFORMATION                                          7

Signatures                                                           8

                 BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
                        COMBINED CONDENSED BALANCE SHEETS
                        (UNAUDITED)

     ASSETS                                           June 30,         March 31,

                                                        1999            1999
Current Assets
 Cash and cash equivalents
    (all funds are interest bearing) ............    $1,040,392       $2,707,188

Accounts receivable ......................              411,153          559,678
  Refundable income taxes .......... .........                0                0
  Inventories .................................         294,439          283,946
  Prepaid expenses, principally
    insurance and real estate taxes ..........          782,933          674,448
  Deferred operating costs-net of
   deferred revenue-ski facilities ...........        1,706,490                0
       Total current assets ..................        4,235,407        4,225,260

Other non-current assets .....................           36,797           36,797

Properties:
  Land, principally unimproved .............          1,867,655        1,867,655

  Land improvements, buildings
   and equipment ...........................         50,660,280       50,533,623
                                                     52,527,935       52,401,278

  Less accumulated depreciation ............         32,664,203       32,855,580
    and amortization ........................        19,863,732       19,545,698
                                                    $24,135,936      $23,807,755

 See accompanying notes to unaudited financial statements.




                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                                        JUNE 30,       MARCH 31,
                                                           1999             1999

Current Liabilities:

  Current installments of long-term debt .........     $  622,704     $  461,609
  Accounts and other payables ....................        569,185        861,740
  Accrued claims .................................         39,329         68,943
  Deferred revenue ...............................        492,085        328,207
Accrued income taxes .............................        168,547        168,517
Accrued Liabilities ..............................        895,599      1,005,919
     Total current Liabilities ...................      2,787,449      2,894,935

Long-term debt, less current installments               8,874,600     8,338,296

Deferred income taxes ...................               2,179,358     2,208,852

Commitments and Contingencies

Combined shareholders' equity:
 Capital stock, without par value, stated value, $.30
 per combined share, Blue Ridge and Big Boulder
 each have authorized 3,000,000 shares and each
 have issued 2,198,148 shares as of June 30, 1999
 and as of March 31, 1999 .........................       659,444        659,444

Capital in excess of stated value ..................     1,461,748     1,461,748

Earnings retained in business ......................     9,721,852     9,782,983

                                                        11,843,044    11,904,175
LESS: Cost of 226,190 & 225,190 shares of
     capital stock in treasury as of June 30, 1999 &
     March 31, 1999 respectively ...................     1,548,515     1,538,503

                                                        10,294,529    10,365,672
                                                       $24,135,936   $23,807,755

See accompanying notes to unaudited financial statements.


                 BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED JUNE 30, 1999 & JUNE 30, 1998
                                   (UNAUDITED)

                                                     June 30,           June 30,
                                                        1999               1998
Revenues:
Ski operations                                    $        0         $        0
Real estate management                             1,118,168          1,076,246
Rental income ...........................            413,821            387,293
                                                   1,531,989          1,463,539

Costs and expenses:
 Ski operations .................                          0                  0
 Real  estate management .......                   1,167,880          1,025,396
 Rental operations ...........................       194,692            237,512
 General & administrative expenses ..                252,968            322,597
                                                   1,615,540          1,585,505

Loss from operations
                                                     (83,551)          (121,966)
Other income (expense):
Interest & other income                               26,839             44,243
Interest expense                                    (165,696)          (176,382)
                                                    (138,857)          (132,139)

Loss before income taxes                            (222,408)          (254,105)

Benefit for income taxes                             (83,525)          (101,641)
 Loss before extraordinary income                   (138,883)          (152,464)

Extraordinary item-assets contributed from sewer
line construction net of income taxes of
$54,031 for the three months ended June 30, 1999      77,752                  0

Loss                                                 (61,131)          (152,464)

Basic loss per weighted average combined share:
 Before extraordinary item                             (0.07)             (0.08)
 Extraordinary item                                     0.04               0.00
 Net loss                                              (0.03)             (0.08)

Diluted loss per weighted average combined share:
 Before extraordinary item                             (0.07)             (0.08)
 Extraordinary item                                     0.04               0.00
 Net loss                                              (0.03)             (0.08)


                         BLUE RIDGE REAL ESTATE COMPANY
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                   COMBINED CONDENSED STATEMENT OF CASH FLOWS
                THREE MONTHS ENDED JUNE 30, 1999 & JUNE 30, 1998
                                   (UNAUDITED)



                                                       1999                1998
Cash Flows from Operating Activities:
Net Income (Loss) ..............................        (61,131)       (152,464)
Adjustments to reconcile net income to net
cash provided
  by operating activities:
  Depreciation and amortization ................        473,833         488,945
  Deferred income taxes ........................        (29,494)       (101,641)
  Deferred revenue .............................        163,878         247,096
Changes in assets and liabilities:
  Accounts & other receivables .................        148,525          73,668
  Prepaid expenses and other current assets ....     (1,825,468)     (1,839,066)
  Accounts Payable & accrued liabilities .......       (432,489)        (21,280)
  Accrued income taxes .........................             30        (214,150)
Net cash used in operating activities ............   $(1,562,316)   $(1,518,892)

Cash Flows (used in) from Investing Activities:
  Additions to properties ........................      (791,867)      (175,563)
Net cash used in investing activities ............   $  (791,867)   $  (175,563)

Cash flows (used in) from Financing  Activities:
 Purchase of Treasury stock ......................       (10,012)        (1,220)
 Proceeds from notes payable, bank ...............       800,000              0
 Payment of long-term debt .......................      (102,601)       (81,514)
Net cash used in financing activities ............   $   687,387    $   (82,734)

Net increase (decrease) in cash & cash
equivalents ......................................   $(1,666,796)   $(1,777,189)
Cash and cash equivalents, beginning  of period ..   $ 2,707,188      2,799,777

Cash and cash equivalents, end of period              $1,040,392     $1,022,588

Supplemental disclosures of cash flow information:
 Cash paid (rcv'd) during period:
  Interest                                            $  166,253     $  177,204
  Income taxes                                                       $  214,100

See accompanying notes to unaudited financial statements


                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

     1. The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of Management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and the results of operations and the statements of cash flows for the three month period ended June 30, 1999 and June 30, 1998.



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


     3. The provision for income taxes for the three months ended June 30,1999 and 1998 represents the estimated annual effective tax rate for the year ending March 31, 2000 and 1999, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Rsults of Operations

     Operations for the three months ended June 30, 1999 (Fiscal 2000) resulted in a net loss of $(.03) per combined share compared to a net loss of $(.08) per combined share for the three months ended June 30, 1998


     Combined revenue of $1,531,989 represents an increase of $ 68,450 as compared to the three months ended June 30, 1998. Ski operations remained unchanged at $0. Real Estate Management increased $41,922 and Rental Income increased $26,528.


     Real Estate Management increase in revenue is attributed to festival revenues, recreational activities, rental management operations and property management of homes in our resort communities.


     Rental income increase in revenue is from investment properties.


     Interest and Other Income decreased $17,404. This decrease was due to a reclassification in the first three months of Fiscal 1999.


     Operating costs increased by $99,664 during the first three months of Fiscal 2000 as compared to the three months ended June 30, 1998. This increase was due primarily to a reclassification of salaries, wages and related employee benefits and payroll taxes to summer activities from deferred ski operating expenses for the first three months of fiscal 2000.



     General and Administrative expenses for the first three months of Fiscal 2000 as compared to the three months ended June 30, 1998, decreased by $69,629, this fluctuation is the result of timing differences in the purchase of supplies and a reduction in consulting fees. Several items are non-recurring services related to repair and maintenance.


     Interest expense for the first three months of Fiscal 2000, as compared to the three months ended June 30, 1998, decreased by $10,686. This decrease is due to the principal pay down on various notes.

     The effective income tax rate for the first three months of Fiscal 2000 was 38% as compared to 40% for the three months ended June 30, 1998. State taxes account primarily for the Fiscal 2000 effective rate being greater than the federal statutory rate of 34%.


Per Share Data

Earnings per share are computed as follows:
                                                    3 Mos ended      3 Mos ended
                                                      June 30,         June 30,
                                                       1999             1998
          ..................................        $   (61,131)    $  (131,615)
Weighted average combined shares of common
 stock outstanding used to compute basic
 earnings per combined common share .......           1,972,291       1,991,970
Additional combined common shares to be
 issued assuming exercise of stock options,
 net of combined shares assumed reacquired               10,921          14,120
Combined shares used to compute dilutive
 effect of stock option ...................           1,983,212       2,006,089
Basic earnings per combined common share ..         $      (.03)   $      (.08)
Diluted earnings per combined common share          $      (.03)   $      (.08)

Risks and Uncertanties (see back)

     The Companies have taken steps to make its products, systems and infrastructure Year 2000 compliant and have installed new hardware and financial software effective April 1, 1998. The Companies have already initiated the process of upgrading the ticketing system to a Year 2000 compliant product. Management has and will continue to obtain representation from its vendors that any new or existing systems are Year 2000 compliant. Management does not believe the cost for the balance of the Year 2000 implementation will be material.


Financial Condition, Liquidity and Capital Resources

     Working capital as of June 30, 1999, increased by $117,633 as compared to March 31, 1999. This was due principally to an increase in deferred operating costs applicable to the ski facilities.

     The change in the balances of accounts receivable and deferred operating costs from March 31, 1999 to June 30, 1999 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.


Moving Forward

     Capital expenditures for the First Quarter of Fiscal 2000 were for various equipment purchases. The Companies, in Fiscal 2000, will install a sewer line for the Pennsylvania Department of Transportation's planned rest area and the East Mountain chairlift at Jack Frost Mountain will be upgraded to a dual double lift. Each ski area will also receive a new groomer.

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


Date:  August 15, 1999