Form 10-Q/A
period 1999-06-30
BLUE RIDGE REAL ESTATE CO
filed 1999-08-13
CIK 12779

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


     Operating costs increased by $99,664 during the first three months of Fiscal 2000 as compared to the three months ended June 30, 1998. This increase was due primarily to a reclassification of salaries & wages and related employee benefits and payroll taxes to summer activities from deferred ski operating expenses for the first three months of fiscal 2000.



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


Per Share Data

Earnings per share are computed as follows:
                                                    3 Mos ended      3 Mos ended
                                                      June 30,         June 30,
                                                       1999             1998
Net Loss ...................................        $   (61,131)    $  (131,615)
Weighted average combined shares of common
 stock outstanding used to compute basic
 earnings per combined common share .......           1,972,291       1,991,970
Additional combined common shares to be
 issued assuming exercise of stock options,
 net of combined shares assumed reacquired               10,921          14,120
Combined shares used to compute dilutive
 effect of stock option ...................           1,983,212       2,006,089
Basic earnings per combined common share ..         $      (.03)   $      (.08)
Diluted earnings per combined common share          $      (.03)   $      (.08)

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