Form 10-Q
period 1999-09-30
BLUE RIDGE REAL ESTATE CO
filed 1999-11-12
CIK 12779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE  SECURITIES  EXCHANGE ACT OF 1934 For the  quarterly period ended September 30, 1999

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

                                         24-0854342 (Blue Ridge)
I.R.S. Employer Identification Number:   24-0822326 (Big Boulder)

Address of principal executive office:   Blakeslee,Pennsylvania
                             Zip Code:   18610
Registrants telephone number, including area code:  (570)-443-8433

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                YES___X____                   NO__________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report: Class Outstanding at September 30, 1999 Common Stock, without par value, 1,969,958 stated value $.30 per combined share*

     *Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (referred to as the "Corporations") and under the by-laws of the Corporations, shares of the Corporations are combined in unit certificates, each certificate representing the same number of shares of each of the Corporations. Shares of each Corporation may be transferred only together with an equal number of shares of the other Corporation. For this reason, a combined Blue Ridge/Big Boulder Form 10-Q is being filed. Except as otherwise indicated, all information applies to both Corporations.

                               INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

         Item 1-Financial Statements
               Combined Condensed Balance Sheets
               September 30, 1999 and March 31, 1999                      1 & 2

                Combined Condensed Statements of
                Operations - Three Months and Six
                Months ended September 30, 1999 and 1998
                                                                               3
                Combined Condensed Statements of
                Cash Flows - Six Months Ended
                September 30, 1999 and 1998                                   4

                  Notes to Financial Statements                               5


         Item 2-Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                          6 & 7


PART II - OTHER INFORMATION                                                   7

                  Signatures                                                  8

                 BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
                    BIG BOULDER CORPORATION AND SUBSIDIARIES
                        COMBINED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

     ASSETS                              September 30,      March 31,
                                                 1999           1999

Current Assets:
 Cash and cash equivalents
 (all funds are interest bearing)            $120,266     $2,707,188

 Accounts receivable                          592,940        559,678
  Inventories                                 343,405        283,946
 Prepaid expenses, principally
  insurance and real estate taxes             837,568        674,448
 Deferred operating costs-net of
  deferred revenue-ski facilities           3,312,499              0

     Total current assets                   5,206,678      4,225,260


Other non-current assets                            0         36,797

Properties:
 Land, principally unimproved               1,867,655      1,867,655

 Land improvements, buildings
  and equipment                            51,750,706     50,533,623
                                           53,618,361     52,401,278

 Less accumulated depreciation
  and amortization                         33,348,937     32,855,580
                                           20,269,424     19,545,698
                                          $25,476,102    $23,807,755


See accompanying notes to unaudited financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

                                         September 30,      March 31,
                                                 1999           1999
Current Liabilities:
 Notes Payable-Line of Credit               $ 650,000     $        0
 Current installments of
  long-term debt                              839,829        461,609
 Accounts and other payables                  945,650        861,740
 Accrued claims                                26,750         68,943
 Deferred revenue                             391,656        328,207
Accrued income taxes                           48,577        168,517
Accrued liabilities                           749,646      1,005,919
     Total current liabilities              3,652,108      2,894,935

 Long-term debt, less
  current installments                      8,543,312      8,338,296

 Deferred income taxes                      2,509,392      2,208,852

Commitments and Contingencies

Combined  shareholders'  equity:  Capital Stock, without par value, stated value
 $.30 per combined share, Blue Ridge and Big Boulder each have authorized 3,000,000 shares and each have issued 2,198,148 shares as of Sept.30 1999
 and as of March 31, 1999                     659,444        659,444

Capital in excess of stated
 value                                      1,461,748      1,461,748

Earnings retained in the
 business                                  10,217,490      9,782,983
                                           12,338,682     11,904,175

LESS: Cost of 228,190 & 225,190
 shares of capital stock in treasury as
 of September 30, 1999 & March 31,1999
 respectively.                              1,567,392      1,538,503
                                           10,771,290     10,365,672
                                          $25,476,102    $23,807,755


See accompanying notes to unaudited financial statements.

                 BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                            Three Months Ended         Six Months Ended
                            Sept. 30,  Sept. 30,       Sept. 30,    Sept. 30,
                                1999       1998            1999         1998

Revenues:
 Ski operations           $        0 $        0       $        0  $        0
 Real estate management    2,351,677  2,045,323        3,469,845   3,121,569
 Rental income               508,780    455,066          922,601     842,359
                           2,860,457  2,500,389        4,392,446   3,963,928
Costs and expenses:
 Ski operations                    0          0                0           0
 Real estate management    1,709,202  1,480,446        2,877,082   2,505,842
 Rental operations           277,176    221,280          471,868     458,792
 General & administra-
  tive expenses              263,877    240,471          516,845     563,068
                             -------    -------          -------     -------
                           2,250,255  1,942,197        3,865,795   3,527,702
                           =========  =========        =========   =========

Income from operations       610,202    558,192          526,651     436,226

Other income (expense:)
 Interest & other income      32,181     20,400           59,020      64,643
 Interest expense           (179,672)  (178,925)        (345,368)   (355,307)
                            --------   --------         --------    --------

                            (147,491)  (158,525)        (286,348)   (290,664)
                            --------   --------         --------    --------

Income before income taxes &
  extraordinary item         462,711    399,667          240,303     145,562
                             -------    -------          -------     -------

Provision for income
  taxes                      181,220    159,865           97,695      58,224
                             -------    -------           ------      ------

Income before
  extraordinary item         281,491    239,802          142,608      87,338
                             -------    -------          -------      ------

Extraordinary item-assets
  contributed from sewer
  line construction net of
  income taxes of $202,845   214,147    126,005          291,899     126,005
                             -------    -------          -------     -------

Net income                  $495,638   $365,807         $434,507    $213,343
                            ========   ========         ========    ========

Basic earnings per weighted average combined share:
  Before extraordinary item    $0.14     $0.12           $0.07       $0.04
  Extraordinary item            0.11      0.06            0.15        0.07
                                ----      ----            ----        ----
  Net income                   $0.25     $0.18           $0.22       $0.11
                               =====     =====           =====       =====

Diluted earnings per weighted average combined share:
  Before extraordinary item    $0.14     $0.12           $0.07       $0.04
  Extraordinary item            0.11      0.06            0.15        0.07
                                ----      ----            ----        ----
  Net income                   $0.25     $0.18            0.22       $0.11
                               =====     =====            ====       =====

                         BLUE RIDGE REAL ESTATE COMPANY
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                 COMBINED CONDENSED STATEMENT OF CASH FLOWS FOR
            SIX MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30 1998
                                   (UNAUDITED)

                                                  1999               1998
Cash Flows (used in) from Operating Activities:
Net income                                   $ 434,507          $ 213,343
Adjustments to reconcile net income to net
 cash used in operating activities:
Extraordinary item                            (291,899)          (126,005)
Depreciation and amortization                  294,523            300,523
 Deferred income taxes                         300,540            131,512
 Deferred revenue                               63,449             56,148
Changes in assets and liabilities:
 Accounts & other receivables                  (33,262)          (122,787)
 Refundable income taxes                             0              8,614
 Prepaid expenses and other current assets  (2,832,737)        (2,617,657)
 Accounts payable & accrued liabilities       (214,556)           (64,371)
 Accrued income taxes                         (119,940)          (214,120)
Net cash used by operating activities      $(2,399,375)       $(2,434,800)

Cash Flows (used in) from Investing Activities:
 Additions to intangible assets                (35,615)                 0
 Disposition of land                                 0                 83
 Contributed assets-sewer line construction    291,899            126,005
 Additions to properties                    (1,648,178)          (439,591)
 Net cash used in investing activities      (1,391,894)         $(313,503)

Cash flows (used in) from Financing Activities:
 Purchase of treasury stock                    (28,889)          (162,221)
 Proceeds from notes payable, bank             650,000            500,000
 Proceeds from long term debt                  800,000                  0
 Payment of notes payable, bank                      0                  0
 Payment of long-term debt                    (216,764)          (163,266)
Net cash from financing activities           1,204,347          $ 174,513

Net decrease in cash &
 cash equivalents                           (2,586,922)       $(2,573,790)

Cash & cash equivalents beginning of period  2,707,188          2,799,777

Cash and cash equivalents end of period       $120,266           $225,987

Supplemental disclosures of cash
 flow information:
 Cash paid (rcv'd.) during period:
  Interest                                    $345,866          $ 354,684
  Income taxes                                $120,000          $ 214,100

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


     1. The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations and the statements of cash flows for the periods ended September 30, 1999 and September 30, 1998.


     2. The results of operations for the three and six months are not necessarily indicative of the results to be expected for the full year since (a) the Companies two ski facilities operate principally during the months of December through March and (b) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses net of revenues received in advance attributable to the ski facilities for the months of April through November are deferred and recognized as revenue and operating expenses, ratably, over the operating period.

     3. The provision for income taxes for the six months ended September 30, 1999 and September 30,1998 represents the estimated annual effective tax rate for the year ending March 31, 2000 and 1999, respectively.The effective income tax rate for the first six months of Fiscal 2000 was 40%, as compared to 34% for the six months ended September 30, 1998. State taxes account primarily for the Fiscal 2000 effective rates being greater than the federal statutory rate of 34%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations


     Operations for the Second Quarter and First Half of Fiscal 2000 resulted in net income of .25 and .22 per combined share compared to a net income of $.18 and .11 per combined share for the three and six months ended September 30, 1998.


     Combined revenue of $4,392,446 represents an increase of $360,068 and 428,518 as compared to the three and six months ended September 30, 1998. Ski operations remained unchanged at $0. Real Estate Management increased $306,354 and $348,276 for the second quarter and first half of Fiscal 2000 as compared to the three and six months ended September 30, 1998. Rental Income increased $53,714 and $80,242 for the second quarter and first half of Fiscal 2000 as compared to the three and six months ended September 30, 1998.

     Real Estate Management increase in revenue is attributed to festival revenues, recreational activities, rental management operations and property management of homes in our resort communities.

     Rental income increase for the first six months of Fiscal 2000 as compared to the six months ended September 30, 1998 is due to increased rental income from the Dreshertown Plaza Shopping Center.

     Interest and Other Income increased $11,781 and decreased $5,623 for the second quarter and first half of Fiscal 2000 as compared to the three and six months ended September 30, 1998.

     Operating costs (net G & A) increased by $284,652 and $384,316 for the second quarter and first half of Fiscal 2000 as compared to the three and six months ended September 30, 1998. This increase was primarily due to the expansion of existing operations, including the introduction of a new summer festival-Pocono Biker's Music Rally.

     General and Administrative expenses increased by $23,406 for the second quarter of Fiscal 2000 and decreased by $46,223 for the first half of Fiscal 2000 as compared to the three and six months ended September 30, 1998. This fluctuation is the result of timing difference in the purchase of supplies. Several items are non-recurring services related to repair and maintenance.

     Interest expense for the second quarter of Fiscal 2000 increased by $747 as compares to the three months ended September 30, 1998 and decreased by $9,939 for the first half of Fiscal 2000 as compared to the six months ended September 30, 1998. The six months decrease is due to principal pay down on various notes.

Per Share Data
Earnings per share are computed as follows:
                                                6 Mos. Ended        6 Mos.Ended
                                                September 30,      September 30,
                                                        1999               1998
                                                        ----               ----

Net Income                                       $  434,507         $   213,343
                                                 ----------         -----------
Weighted average combined shares of common
 stock outstanding used to compute basic
 earnings per combined common share               1,971,791           1,988,453
Additional combined common shares to be
 issued assuming exercise of stock options,
 net of combined shares assumed reacquired           11,037              13,751
Combined shares used to complete dilutive
 effect of stock option                           1,982,828           2,002,204
                                                  ---------           ---------
Basic earnings per combined common share              $0.22               $0.11
                                                      -----               -----
Diluted earnings per combined common share            $0.22               $0.11
                                                      -----               -----
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

Financial Condition, Liquidity and Capital Resources
     Working capital as of September 30, 1999 increased by $224,245 as compared to March 31, 1999. This was due principally to an increase in deferred operating costs due to the ski facility.

     The change in the balances of accounts receivable and deferred operating costs from March 31, 1999 to September 30, 1999 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

     In June 1999, the Companies secured an $800,000 loan for the East Mountain Lift project.

Moving Forward

     Capital expenditures for the First Half of Fiscal 2000 were for the continued expansion of campsites at Fern Ridge Campground, the upgrade of the new dual double lift on East Mountain at Jack Frost Mountain and the purchase of a new groomer for each Ski Area. The Companies, in Fiscal 2000, will continue to install a sewer line for the Pennsylvania Department of Transportation's planned rest area and construct TRAXX, a 50 acre Motocross complex.

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

Date:  November 5, 1999