Form 10-Q
period 1999-12-31
BLUE RIDGE REAL ESTATE CO
filed 2000-02-14
CIK 12779

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

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

                            YES___X____ NO__________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report: Class Outstanding at December 31, 1999 Common Stock, without par value, 1,951,058 stated value $.30 per combined share*

     *Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (referred to as the "Corporations") and under the by-laws of the Corporations, shares of the Corporations are combined in unit certificates, each certificate representing the same number of shares of each of the Corporations. Shares of each Corporation may be transferred only together with an equal number of shares of the other Corporation. For this reason, a combined Blue Ridge/Big Boulder Form 10-Q is being filed. Except as otherwise indicated, all information applies to both Corporations

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

         Item 1-Financial Statements
                   Combined Condensed Balance Sheets
                   December 31, 1999 and March 31, 1999                   1 & 2

                  Combined Condensed Statements of
                   Operations - Three Months and Nine
                   Months ended December 31, 1999 and 1998                  3

                  Combined Condensed Statements of
                   Cash Flows - Nine Months Ended
                   December 31, 1999 and 1998                               4

                  Notes to Financial Statements                             5


         Item 2-Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                          6 & 7


PART II - OTHER INFORMATION                                                 7

                  Signatures                                                8

                 BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
                    BIG BOULDER CORPORATION AND SUBSIDIARIES
                        COMBINED CONDENSED BALANCE SHEETS




     ASSETS                               December 31,      March 31,
                                                 1999           1999
                                           (UNAUDITED)
Current Assets:
 Cash and cash equivalents
 (all funds are interest bearing)             749,315     $2,707,188
 Accounts receivable                          497,424        559,678
 Inventories                                  377,607        283,946
 Prepaid expenses, principally
  insurance and real estate taxes             794,567        674,448
 Deferred operating costs-net of
  deferred revenue-ski facilities           3,707,246              0
                                            ---------   ------------

     Total current assets                   6,126,159      4,225,260
                                            ---------      ---------


Other non-current assets                            0         36,797
                                            ---------         ------

Properties:
 Land, principally unimproved               1,869,709      1,867,655

 Land improvements, buildings
  and equipment                            52,319,802     50,533,623
                                           ----------     ----------
                                           54,189,511     52,401,278

 Less accumulated depreciation
  and amortization                         33,717,476     32,855,580
                                           ----------     ----------
                                           20,472,035     19,545,698
                                          $26,598,194    $23,807,755



See accompanying notes to unaudited financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

                                         December 31,      March 31,
                                                1999           1999
Current Liabilities:
 Notes Payable-Line of Credit              $1,400,000     $        0
 Current installments of
  long-term debt                              840,983        461,609
 Accounts and other payables                  923,250        861,740
 Deferred revenue                             715,180        328,207
Accrued income taxes                           48,607        168,517
Accrued liabilities                         1,234,061      1,074,862
                                            ---------      ---------
     Total current liabilities              5,162,081      2,894,935
                                            ---------      ---------

 Long-term debt, less
  current installments                      8,332,623      8,338,296
                                            ---------      ---------

 Deferred income taxes                      2,513,872      2,208,852
                                            ---------      ---------

Commitments and Contingencies

Combined  shareholders'  equity:  Capital Stock, without par value, stated value
 $.30 per combined share, Blue Ridge and Big Boulder each have authorized 3,000,000 shares and each have issued 2,198,148 shares as of Dec. 31, 1999 and as of March 31, 1999 659,444 659,444

Capital in excess of stated
 value                                      1,461,748      1,461,748

Earnings retained in the
 business                                  10,221,221      9,782,983
                                           ----------      ---------
                                           12,342,413     11,904,175

LESS: Cost of 247,090 & 225,190
 shares of capital stock in treasury as
 of December 31 1999 & March 31,1999,
 respectively.                              1,752,795      1,538,503
                                            ---------      ---------
                                           10,589,618     10,365,672
                                          $26,598,194    $23,807,755



See accompanying notes to unaudited financial statements.

                 BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                               Three Months Ended         Nine Months Ended
                               Dec. 31,   Dec. 31,        Dec. 31,   Dec. 31,
                                 1999       1998           1999        1998

Revenues:
 Ski operations             $2,293,328 $2,160,371      $2,293,328  $2,160,371
 Real estate management      1,011,876    790,319       4,481,721   3,911,888
 Rental income                 410,425    403,581       1,333,026   1,245,940
                               -------    -------       ---------   ---------
                             3,715,629  3,354,271       8,108,075   7,318,199
                             ---------  ---------       ---------   ---------
Costs and expenses:
 Ski operations              2,379,330  2,414,304       2,379,330   2,414,304
 Real estate management        927,013    791,738       3,804,095   3,297,580
 Rental operations             226,078    186,613       697,946       645,405
 General & administra-
  tive expenses                260,675    286,185       777,520       849,253
                             3,793,096  3,678,840     7,658,891     7,206,542
                             ---------  ---------     ---------     ---------

Income(loss)from operations    (77,467)  (324,569)      449,184       111,657
                               --------  ---------      -------       -------

Other income (expense:)
 Interest & other income        11,898        266        70,918        64,909
 Interest expense             (203,262)  (190,798)     (548,630)     (546,105)
                              ---------  ---------     ---------     ---------
                              (191,364)  (190,532)     (477,712)     (481,196)
                              ---------  ---------     ---------     ---------

Loss before income taxes
 & extraordinary item         (268,831)  (515,101)      (28,528)     (369,539)
                              ---------  ---------      --------     ---------

Benefit for income taxes      (109,107)  (206,039)      (11,412)     (147,815)
                              ---------  ---------      ----------   ---------

Loss before
  extraordinary item          (159,724)  (309,062)      (17,116)     (221,724)
                              ---------  ---------      --------     ---------

Extraordinary item-assets
  contributed from sewer
  line construction net of
  income taxes of $202,845     163,455     93,575       455,354       219,580

Net income (loss)             $  3,731  ($215,487)     $438,238       ($2,144)
                              ========  ==========     ========       ========

Basic earnings per weighted average combined share:
  Before extraordinary item    ($0.08)     ($0.16)      ($0.01)        ($0.11)
  Extraordinary item             0.08        0.05         0.23           0.11
                                 ----        ----         ----           ----
  Net income (loss)             $0.00      ($0.11)       $0.22          $0.00
                                =====       ======       =========      =====

Diluted earnings per weighted average combined share:
  Before extraordinary item    ($0.08)     ($0.16)      ($0.01)        ($0.11)
  Extraordinary item             0.08        0.05         0.23           0.11
                                 ------      ----         ----           ----
  Net income (loss)             $0.00      ($0.11)       $0.22          $0.00
                                =====       ======       =====          =====

                         BLUE RIDGE REAL ESTATE COMPANY
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                 COMBINED CONDENSED STATEMENT OF CASH FLOWS FOR
            NINE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                                  1999           1998
                                                  ----           ----
Cash Flows used in Operating Activities:
Net income (loss)                            $ 438,238     $   (2,144)
Adjustments to reconcile net income to net
 cash used by operating activities:
Extraordinary item                            (455,354)      (219,580)
Depreciation and amortization                  716,707        729,557
 Deferred income taxes                         305,020         23,656
 Deferred revenue                              386,973        461,547
Changes in assets and liabilities:
 Accounts & other receivables                   62,254       (268,316)
 Refundable income taxes                             0        (24,543)
 Prepaid expenses and other current assets  (3,192,752)    (3,468,944)
 Accounts payable & accrued liabilities        220,709        870,851
 Accrued income taxes                         (119,910       (214,090)
                                            ----------       --------
Net cash used by operating activities       (1,638,115)    (2,112,006)
                                            ===========    ===========

Cash Flows used in Investing Activities:
 Additions to intangible assets                (35,615)             0
 Additions to land                              (2,137)             0
 Disposition of land                                83             83
 Contributed assets-sewer line construction    455,354        219,580
 Additions to properties                    (2,296,852)      (888,996)
                                            -----------      ---------
 Net cash investing activities              (1,879,167)      (669,333)
                                            -----------      ---------

Cash flows from Financing Activities:
 Purchase of treasury stock                   (214,292)      (201,267)
 Proceeds from notes payable, bank           2,350,000      1,950,000
 Proceeds from long term debt                  800,000              0
 Payment of notes payable, bank               (950,000)    (1,050,000)
 Payment of long-term debt                    (426,299)      (291,160)
                                              ---------      --------
Net cash from financing activities           1,559,409        407,573
                                             ---------       --------

Net decrease in cash &
 cash equivalents                           (1,957,873)    (2,373,766)
                                            ------------    ---------

Cash & cash equivalents beginning of period  2,707,188      2,799,777

Cash and cash equivalents end of period       $749,315       $426,011
                                              ========       ========

Supplemental disclosures of cash
 flow information:
 Cash paid (rcv'd.) during period:
  Interest                                    $548,943      $ 539,559
  Income taxes                                $123,395      $ 214,100

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1. The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999, and the results of operations and the statements of cash flows for the three and nine month periods ended December 31, 1999 and 1998.


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

3. The provision for income taxes for the nine months ended December 31, 1999 and December 31,1998 represents the estimated annual effective tax rate for the year ending March 31, 2000 and 1999, respectively.The effective income tax rate for the first nine months of Fiscal 2000 was 40%, as compared to 34% for the nine months ended December 31, 1998. State taxes account primarily for the Fiscal 2000 effective rates being greater than the federal statutory rate of 34%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations


Operations for the Third Quarter and First Nine Months of Fiscal 2000 resulted in net income of $.00 and $.22 per combined share compared to a net loss of $(.11) and $.00 per combined share for the three and nine months ended December 31, 1998.


Combined revenue of $8,108,075 represents an increase of $361,358 and $789,876 for the third quarter and first nine months of Fiscal 2000 as compared to the three and nine months ended December 31, 1998. Ski operations revenue increased $132,957 for the third quarter and first nine months of Fiscal 2000 as compared to the three and nine months ended December 31, 1998.

The increase in ski operation revenue for the three and nine months of Fiscal 2000 as compared to the three and nine months ended December 31, 1998 is attributable to improved weather conditions as compared to previous year, resulting in an earlier opening date. Real Estate Management increased $221,557 and $569,833 for the third quarter and first nine months of Fiscal 2000 as compared to the three and nine months ended December 31, 1998. Rental Income increased $6,844 and $87,086 for the third quarter and first nine months of Fiscal 2000 as compared to the three and nine months ended December 31, 1998.

Real Estate Management increase in revenue is attributed to festival revenues, recreational activities, rental management operations and property management of homes in our resort communities.

Rental income increase for the first nine months of Fiscal 2000 as compared to the nine months ended December 31, 1998 is due to increased rental income from the Dreshertown Plaza Shopping Center.

     Interest and Other Income increased $11,632 and $6,009 for the third quarter and first nine months of Fiscal 2000 as compared to the three and nine months ended December 31, 1998.

Operating costs (net G & A) increased by $139,766 and $524,082 for the third quarter and first nine months of Fiscal 2000 as compared to the three and nine months ended December 31, 1998. This increase was primarily due to the expansion of existing operations, including the introduction of a new summer festival-Pocono Biker's Music Rally.

General and Administrative expenses decreased by $25,510 and $71,733 for the third quarter and first nine months of Fiscal 2000 as compared to the three and nine months ended December 31, 1998. This fluctuation is the result of consulting fees incurred in Fiscal '99 for Y2K compliance and the reclassification of several expenses to the Ski Area.

Interest expense increased by $12,464 and $2,525 for the third quarter and first nine months of Fiscal 2000 as compared to the three and nine months ended December 31, 1998. This increase is due to the loan for the East Mountain Lift at Jack Frost Mountain secured June 1999.

Per Share Data
Earnings per share are computed as follows:
                                           9 Mos. Ended      9 Mos.Ended
                                           December 31,     December 31,
                                                 1999              1998

Net Income                                   $   438,238     $    (2,144)
                                             ----------      ------------
Weighted average combined shares of common
 stock outstanding used to compute basic
 earnings per combined common share            1,967,091       1,983,288
Additional combined common shares to be
 issued assuming exercise of stock options,
 net of combined shares assumed reacquired             0               0
Combined shares used to complete dilutive
 effect of stock option would be anti-
 dilutive and are not included                 1,967,091       1,983,288
                                              ---------------------------
Basic earnings per combined common share           $0.22           $0.00
                                                  -----------------------
Diluted earnings per combined common share         $0.22           $0.00
                                                  -----------------------


Risks and Uncertainties
The companies have made their  products,  systems and  infrastructure  Year
2000 compliant and have installed new hardware and software. Nothing occurred January 1, 2000 to indicate any Y2K malfunction, nor are there any indications that the Companies would be required to make any additional investment in Y2K compliance.

Financial Condition, Liquidity and Capital Resources
Working capital as of December 31, 1999 decreased by $366,247 as compared to March 31, 1999. This was due principally to an increase in deferred revenue at the Ski Areas and an increase in current installments of long-term debt.

The change in the balances of accounts receivable and deferred operating costs from March 31, 1999 to December 31, 1999 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

In June 1999, the Companies secured an $800,000 loan for the East Mountain Lift project, of which $160,000 is classified as current debt.

Moving Forward
Capital expenditures for the First nine months of Fiscal 2000 were for the continued expansion of campsites at Fern Ridge Campground, the upgrade of the new dual double lift on East Mountain at Jack Frost Mountain and the purchase of a new groomer for each Ski Area. The Companies, in Fiscal 2000, will continue to install a sewer line for the Pennsylvania Department of Transportation's planned rest area and construct TRAXX, a 50 acre Motocross complex.

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





Date:  February 10, 2000