Form 10-K
period 2000-03-31
BLUE RIDGE REAL ESTATE CO
filed 2000-06-30
CIK 12779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K



           (X) ANNUAL REPORTS* PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended MARCH 31, 2000
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transtion period from         to

                                  0-2844 (Blue Ridge)
            Commission File No.   0-2843 (Big Boulder)

                         BLUE RIDGE REAL ESTATE COMPANY
________________________ BIG BOULDER CORPORATION___________________________
                    (exact name of Registrants as specified in their charters)

State or other jurisdiction of incorporation or organization: Pennsylvania

                                          24-0854342 (Blue Ridge)
I.R.S. Employer Identification Number:    24-0822326 (Big Boulder)


Address of principal executive office:    Blakeslee, Pennsylvania
                             Zip Code:    18610

Registrants' telephone number, including area code:    570- 443 - 8433
                                                       ---------------

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

   Common Stock, without par value, stated value $.30 per combined share*

                                   1
     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:
Yes_X_          No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of common stock, without par value, stated value $.30 per combined share, held by non-affiliates at June 16, 2000, was $17,582,171. The market value per share is based upon the per share cost of shares as indicated over the counter on March 31, 2000. There is no established public trading market for the Companies' stock.

     Number of shares outstanding of each of the issuer's classes of common stock.

            Class                        Outstanding June 16, 2000
Common Stock, without par value                  1,925,758 Shares
   stated value $.30 per
   combined share

                       DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the Companies' 2000 Annual Report to Shareholders are incorporated by reference into Part II hereof.

     Specified portions of the Companies' definitive Proxy Statement for the 2000 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

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

                                    FORM 10-K
                                     PART I
ITEM 1.  BUSINESS

         BLUE RIDGE REAL ESTATE COMPANY

         Blue Ridge Real Estate Company ("Blue Ridge"), which was incorporated in Pennsylvania in 1911, is believed to be one of the largest owners of investment property in Northeastern Pennsylvania. It owns 18,841 acres of land which are predominately located in the Pocono Mountains. These lands are held entirely as investment property. Income is derived from these lands through leases, selective timbering by others, condemnation, sales, and other dispositions. Blue Ridge also owns the Jack Frost Mountain Ski Area which is leased to Jack Frost Mountain Company, a 225-site campground, a retail store leased to Wal-Mart and a shopping center. The ski area, campground retail store and shopping center are more fully described under Item 2.

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

         Blue Ridge employs 29 full-time employees. Jack Frost Mountain Company, which operates the Jack Frost Mountain Ski Area, has 43 full-time employees and during the skiing season there are approximately 500 additional employees. Northeast Land Company has 24 full-time employees.

ITEM 1.  BUSINESS - (continued)

         BIG BOULDER CORPORATION

         Big  Boulder   Corporation   ("Big   Boulder")  was   incorporated   in
Pennsylvania in 1949. The major assets of the company are 929 acres of land, which includes a 175 acre lake, the Big Boulder Ski Area, and the Mountains's Edge. The principal source of revenue for Big Boulder is derived from the Big Boulder Ski Area which is leased to Lake Mountain Company.
         Lake Mountain Company, a wholly-owned subsidiary of Big Boulder Corporation was incorporated in Pennsylvania in 1983 and commenced operations on June 1, 1983. It was created to lease and operate the Big Boulder Ski Area, and operate the recreational facilities as they are located within the Big Boulder Lake tract.
         BBC Holdings, Inc., a wholly-owned subsidiary of Big Boulder, was incorporated in Delaware in 1986. It was established for investment purposes.
         Big Boulder has no employees. Lake Mountain Company, which operates the Big Boulder Ski Area, no longer has any employees. The Lake Mountain Company has been merged with the payroll of Jack Frost Mountain Company. Big Boulder Ski area has 21 full-time employees. During the skiing season, there are approximately 525 additional employees.

         INDUSTRY SEGMENT INFORMATION

         Information with respect to business segments is presented in Note 11 to the Registrants' financial statements included in Item 8.

         The quarterly results of operations for 2000, 1999 and 1998 reflect the cyclical nature of the Companies' business since (a) the Companies' two ski facilities operate principally during the months of December through March and
(b) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses, net of revenues received in advance attributable to the ski facilities for the months of April through November, are deferred and recognized as revenue and operating expenses, ratably, over the operating period.

ITEM 2.  PROPERTIES

         A.       BLUE RIDGE REAL ESTATE COMPANY
         The physical properties of Blue Ridge consist of approximately 18,944 acres owned by Blue Ridge and Northeast Land Company, the Jack Frost

Mountain  Ski  Area,  the  Fern  Ridge  Campground,   the  Wal-Mart  Store,  the
Dreshertown Shopping Center, a sewage treatment facility, corporate headquarters building, and other miscellaneous facilities.

                  SKI FACILITIES

         The Jack Frost Mountain Ski Area, under lease to Jack Frost Mountain Company since June 1, 1981, is located near White Haven, Carbon County, Pennsylvania, and commenced operations in December 1972. The Jack Frost Mountain Ski Area consists of twenty-one slopes and trails including a snowboard slope, snowmobile course, snowtubing hill, five double chairlifts, two triple chairlifts, one quad chairlift, and various buildings including a Summit Lodge with food service, a cocktail lounge, a ski shop, and a ski rental shop. The total lift capacity per hour is 12,000 skiers. These lifts are in good condition and are operated as needed during the ski season. These facilities are situated on approximately 473 acres owned by Blue Ridge and leased to Jack Frost Mountain Company. The total capital investment in the ski area is $21,300,683, the major portion of which represents the cost of the slopes and trails, chairlifts, snowmaking equipment, water supply, roads and parking areas, and all buildings including the Summit Lodge. The remainder is for furnishings and equipment for the Summit Lodge, trucks, maintenance equipment, and miscellaneous outside equipment. At March 31, 2000 the out-standing debt on the Jack Frost Mountain Ski Area was $1,272,829.

                  REAL ESTATE MANAGEMENT OPERATIONS

         The Wal-Mart Store located in Laurens, South Carolina, was acquired in September 1990 for cash consideration of $2,190,470 which was the total capital investment at March 31,2000. The building consists of 70,000 square feet, located on 10.217 acres of land and is leased to Wal-Mart on a triple net basis through January 31, 2014. At March 31, 2000 a mortgage totaling $1,337,642 was outstanding on this property.

         The Dreshertown Plaza Shopping Center, Dresher, Montgomery County, Pennsylvania, was acquired in July, 1986 for consideration of $4,592,579. The center consists of approximately 101,233 square feet located on approximately 15 acres of land. On March 31, 2000, the center was 97% occupied under leases expiring on various dates from April 30, 2000 to October 31, 2020. The total capital investment in the shopping center is $5,459,641. At March 31, 2000, a mortgage totaling $5,139,000 was out-standing on this property.

         The Fern Ridge Campground is located at the intersection of Route 115 and Interstate 80 in Monroe County, Pennsylvania. This campground is built on 85 acres and consists of 225 campsites, 75 with water and electric, 25 with rustic cabins and the remaining 125 are wilderness sites. Its operating period is from April 1 through September 30. At March 31, 2000, the Companies' investment in this facility was $776,538.

         Blue Ridge owns 18,841 acres of land which are predominately located in the Pocono Mountains. The majority of this property is leased to various hunting clubs. Blue Ridge also owns several cottages in the area that are leased to private individuals.

         Blue Ridge owns and leases to Jack Frost Mountain Company a sewage treatment facility to serve the resort housing at Jack Frost Mountain. The total investment in this facility at March 31, 2000 was $1,227,655 with outstanding debt of $125,711.

         Blue Ridge also owns The Sports Complex at Jack Frost Mountain which consists of a swimming pool, fitness trail, tennis courts, in-line skate park, motocross/B.M.X. and A.T.V. (All Terrain Vehicle) park and accompanying buildings. The Stretch is an exclusive fishing club. The Corporate Office Building is located on Route 940 and Mosey Wood Road.

     Northeast Land Company owns 103 acres of land which are located in the Pocono Mountains and a 196 foot communication tower.

         For the fiscal year ended March 31, 2000, revenues from operations of Blue Ridge and its subsidiaries amounted to $11,717,099. Approximately 49% of this revenue or $5,704,996 was derived from the Jack Frost Mountain Ski Area which operated 86 days during the fiscal year.

         B.       BIG BOULDER CORPORATION

         The physical properties owned by Big Boulder consist of approximately 929 acres, the Big Boulder Ski Area, a sewage treatment facility, a 200 foot communications tower, and the Mountain's Edge.

                  SKI FACILITIES

         The Big Boulder Ski Area's physical properties have been leased to Lake Mountain Company since June 1, 1983, and are located in Kidder Township, Carbon County, Pennsylvania. Big Boulder Ski Area commenced operations in 1947. The Big Boulder Ski Area contains fourteen slopes and trails including a snowboard slope, snowtubing hill, five double chairlifts, two triple chairlifts, and various buildings including a base lodge, providing food service, a cocktail lounge, a ski shop and a ski rental service. The total lift capacity per hour is 9,600 skiers. These lifts are in good condition and are operated as needed during the ski season. These facilities are situated on approximately 90 acres owned by Big Boulder. The total capital investment in the ski area is $13,153,033. At March 31, 2000, the outstanding debt on the Big Boulder Ski Area was $613,348.

REAL ESTATE MANAGEMENT OPERATIONS

         A sewage treatment facility was constructed by Big Boulder Corporation to serve the resort housing within the Big Boulder tract. The facility has the capacity of treating 225,000 gallons per day and is leased to Lake Mountain Company for operation.
The capital investment in the facility at March 31, 2000, was $1,511,847 with an outstanding debt of $330,625 at that date.

         Big Boulder Corporation constructed the Mountain's Edge which consists of 8,800 square feet and is located on the east shore of Big Boulder Lake, Kidder Township, Carbon County, Pennsylvania. The facility, leased to a private operator, commenced operations in May 1986. The restaurant has dining capacity for 100 patrons. The capital investment in the facility at March 31, 2000 was $1,584,801.

         Big Boulder owns 929 acres of land which are located in the Pocono Mountains. The Big Boulder Lake Club includes a 175 acre lake, swimming pool, tennis courts, boat docks and accompanying buildings.

         For the fiscal year ended March 31, 2000, revenues from operations of Big Boulder amounted to $7,048,071. Approximately 82% of this revenue of $5,773,973 was derived from the Big Boulder Ski Area which operated 95 days during that fiscal year.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANTS
                                                Age        Office Held Since

                  Michael J. Flynn               65                1991
          Chairman of the Board

          Gary A. Smith                          57                1992
                  President

                  Melanie Murphy                 40                1996
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

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          _______RELATED STOCKHOLDER MATTERS__________

         Information required with respect to Registrants' common stock and related shareholder matters is incorporated herein by reference to the caption entitled "Price Range of Common Shares and Dividend Information" on Page 12 of the Fiscal 2000 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

         Information required with respect to the specified financial data is incorporated herein by reference to Page 13 of the Fiscal 2000 Annual Report to Shareholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ________CONDITION AND RESULTS OF OPERATIONS______

         Information required with respect to Registrants' financial condition, changes in financial condition and results of operations is incorporated herein by reference to Pages 13 and 14 of the Fiscal 2000 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The required financial statements are incorporated herein by reference to Pages 2 through 12 of the Fiscal 2000 Annual Report to Shareholders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          _ON ACCOUNTING AND FINANCIAL DISCLOSURES_____

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         The information concerning Directors required by Item 10 of Form 10-K is set forth under the caption "Election of Directors" in the Registrants' definitive Proxy Statement for the 2000 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

         The information concerning Executive Officers required by Item 10 of Form 10-K is set forth in Item 4A of this report.

           CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANTS
                                                     Employed in Present
                                               Age     __Position Since___
Carl V. Kerstetter, Director of Marketing       49            1991
Eldon D. Dietterick, Secretary/Treasurer        54            1996
                  Carl V. Kerstetter and Eldon D. Dietterick have been employed by the Registrants on a full-time basis for more than five years.

ITEM 11. EXECUTIVE COMPENSATION

         The information concerning Executive Compensation required by Item 11 of Form 10-K is set forth under the caption "Remuneration of Executive Officers and Directors" in the registrant's definitive Proxy Statement for the 2000 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          __________OWNERS AND MANAGEMENT_________

         The information required by Item 12 of Form 10-K is set forth under the caption "Holdings of Common Stock" in the Registrants' definitive Proxy Statement for the 2000 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  ________AND REPORTS ON FORM 8-K________

  A. (1) Financial statements included in Registrants' Fiscal 1997 Annual Report to Shareholders on Pages 2 through 12 are incorporated by reference. The Report of Independent Auditors for the combined financial statements appears on Page 14 of this Form 10-K.

  A.  (2)  Financial Statement Schedules

          The following is a list of financial statement schedules filed as part of this Annual Report on Form 10-K. The report of Independent Auditors for the financial statement schedule appears on Page 14 of this Form 10-K. All other schedules omitted herein are so omitted because either (1) they are not applicable, (2) the required information is shown in the financial statements, or (3) conditions are present which permit their omission, as set forth in the instructions pertaining to the content of financial statements:

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

_______Signature_______       __________Title___________      ____Date___


-----------------------                                       -----------
 Michael J. Flynn             Chairman of the Board
                              Principal Executive Officer
-----------------------                                       -----------
 Gary A. Smith                President
                              Chief Operating Officer
                              Principal Financial Officer
----------------------                                        -----------
 Milton Cooper                Director

----------------------                                        -----------
 Allen J. Model               Director

----------------------
 Wolfgang Traber              Director                        ___________

                         INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Blue Ridge Real Estate Company
and Big Boulder Corporation:


We have audited the combined financial statements of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the "Companies") as of March 31, 2000 and for the year then ended, and have issued our report thereon dated June 21, 2000; such financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the combined financial statement schedules of the Companies listed in Item 14. These financial statement schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion based on our audit. In our opinion, such combined financial statement
schedules,   when  considered  in  relation  to  the  basic  combined  financial statements taken a whole, present fairly in all material respects the information set therein.



Parente Randolph, P.C.
June 21, 2000

Wilkes-Barre, Pennsylvania

                        REPORT OF INDEPENDENT ACCOUNTANTS

To Shareholders of
Blue Ridge Real Estate Company
and Big Boulder Corporation

In our opinion, the accompanying combined balance sheet and the related combined statements of operations and earnings retained in the business and cash flows present fairly, in all material respects, the financial position of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the "Companies") at March 31, 1999, and the results of their operations and their cash flows for the years ended March 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 14, the March 31, 1999 financial statements have been restated.




PricewaterhouseCoopers LLP

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULED



To the Board of Directors of
Blue Ridge Real Estate Company
and Big Boulder Corporation

Our audits of the combined financial statements referred to in our report dated June 4, 1999 appearing in the 1999 Annual Report to Shareholders of Blue Ridge Real Estate Company and Big Boulder Corporation (which report and combined dinancial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the combined financial statements schedules listed in Item 14 (a)(2) of the Form 10-K. In our opinion, these combined financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements.


PricewaterhouseCoopers LLP

COMBINED SCHEDULE III.

             REAL ESTATE AND ACCUMULATED DEPRECIATION March 31, 2000

COLUMN A            COLUMN B       COLUMN C                COLUMN D

                                   Initial Cost            Cost Capitalized
                                   to Company              Subsequent To
                                   Acquisition
                                          BUILDINGS &
DESCRIPTION       ENCUMBRANCES     LAND   IMPROVEMENTS     IMPROVEMENTS

Land located
in N E PA including

various improvements             1,867,766      49,915         4,142,339

Corporate
Building                                       282,918           187,989

Buildings Leased
to Others
Eastern PA
Exchanged Asset-
Shopping Center    5,700,000       780,700   4,554,235           124,706
Other                      0             0           0         2,412,766
Laurens,SC         1,600,000       276,000   1,914,470                 0
TOTAL              7,300,000     2,924,466   6,801,538         6,867,800



                                   COLUMN E                 COLUMN F

                          Gross Amount at which Carried
                          at Close of Period (1)(2)
Land located in
N E PA including                   BUILDING                  ACCUMULATED
Various improvements   LAND      IMPROVEMENTS   TOTAL       DEPRECIATION
                   1,869,711     4,626,270   6,495,981         2,713,433
Corporate Building                 470,907     470,907           251,664

Buildings Leased to
Others Eastern PA
Exchanged Asset-
Shopping Center      780,700     4,661,271   5,441,971         2,663,813
Other                      0     2,412,766   2,412,766         1,247,552
Laurens, SC          276,000     1,914,470   2,190,470           595,612

TOTAL              2,926,411    14,085,684  17,012,095         7,472,074



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
TOTAL

(1)  Activity for the fiscal years ended March 31, 2000,  March 31, 1999 & March
     31, 1998 is as follows:
                                     2000                1999         1998
                                     ----                ----         ----

 Balance at beginning of year   16,159,756      15,927,399        17,477,744
 Additions during year:
 Improvements                      418,407         232,439           181,369
 (reclassify)                      434,015               0        (1,731,686)
                                17,012,178      16,159,838        15,927,427
 Deductions during year:
 Cost of real estate sold               83              82                28
 Balance at end of year         17,012,095      16,159,756        15,927,399

(2)  The  aggregate  cost for Federal  Income Tax  purposes at March 31, 2000 is
     $15,549,463

(3)  Activity for the fiscal years ended March 31, 2000,  March 31, 1999 & March
     31, 1998 is as follows:
                                        2000          1999         1998
                                        ----          ----         ----

 Balance at beginning of year      6,754,807        6,366,443      7,029,213
  Additions during year:
  (Reclassification)                 304,923                0       (920,651)
  Current year depreciation          412,344          388,364        257,881
   Less retirements                                         0              0
 Balance at end of year            7,472,074        6,754,807      6,366,443


                         BLUE RIDGE REAL ESTATE COMPANY
                             BIG BOULDER CORPORATION

To Our Shareholders,

         The Companies report net income of $480,640 or $.24 per combined share for fiscal 2000 compared to a loss of <$79,199> and <$.04> for the previous year. The prior year financial statement has been restated to reflect a different accounting treatment for the PennDOT project.

         The ski areas experienced a profitable season with 346,000 visitors. Skiers and snowboarders combined visits totaled 256,000 and snowtubers added another 90,000. Sixty to seventy degree temperatures in early March caused an abrupt end to the season. Big Boulder, after closing for the season, initiated a use for the snow remaining on the slopes. The ski area hosted a motorcycle hill climb and a snowmobile hill climb, adding to the total number of visitors for the season.

         The $800,000 renovation and addition to our Jack Frost's East Mountain chairlift was well received by our skiing public and Snow Ridge homeowners. We increased our uphill capacity by 1200 skiers per hour on our most popular slopes.

         Tubing continues to grow in popularity and has become a major contributing factor to our ski areas.

         Efforts to expand our market are paying off with an increasing percentage of visitors from New York and New Jersey. Our efforts include television, billboards and group leader contacts.

         Winter sports remains our primary business, however, profit centers introduced during the non-ski season have made sizable contributions to the companies' overall performance.

         Big Boulder has developed a reputation for music festivals with top-rated entertainers. Our nationally acclaimed Blues Festival is rated as one of the top five in the country while the Pocono Gathering and the Bikers Festival continue to grow in popularity and attendance.

         Jack Frost's summer operations cater to the 12 to 25 year old echo boomer market with extreme sports.

         During fiscal 2000, we introduced Traxx, a motocross and ATV park. This facility contains four separate areas that represent different riding abilities plus an enduro trail. The park has been well received and has introduced Jack Frost to a new customer base. Attendance at this motocross complex is young families.

         Our Splatter Paintball Games, In-line Skate Park and Mountain Bike Center attract customers to Jack Frost Mountain during the spring, summer and fall months.

         The Fernridge Campground with 225 sites, including 25 wilderness cabins, continues to grow in occupancy, primarily because of Big Boulder's festivals and the NASCAR races at the neighboring Pocono Track. We are cross selling accommodations at the campground with Traxx and Splatter.

         The Pennsylvania Department of Transportation's (PennDOT) plans for a rest area on Interstate 80 in our Core Area is moving forward with a planned contract letting this fall. Our company's involvement is to build a sewer line from our Jack Frost Mountain plant to the rest area and provide service. This is an $841,000 project with completion scheduled this summer.

         The growth in cellular communication has created an opportunity for us in the form of leased space on towers. The companies' vast landholdings have strategic locations for communication sites. Four towers have been constructed with municipal approval for a fifth tower adjacent to our Fernridge Campground. Leases with major wireless communication companies have been secured.

         We continue to explore possible real estate ventures in an effort to realize the companies' major potential, i.e. future development opportunities of its large landholdings. Municipal approval for home sites adjacent to our ski areas and permits for a golf course are in place. Municipal sewage is now available to company lands located at the intersection of the Pennsylvania Turnpike and Interstate 80.

         The growth and success of our companies is a result of the creativity and dedication of our employees. I would like to thank them for their hard work and loyalty throughout the year.

Gary A. Smith
President
Blakeslee, Pennsylvania
June 16, 2000





BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
AND
BIG BOULDER CORPORATION AND SUBSIDIARIES
COMBINED BALANCE SHEETS
March 31, 2000 and 1999
ASSETS                                              2000              1999
Current Assets:
  Cash and cash equivalents (all funds are
   interest bearing)                           2,553,510        $2,707,188
      Accounts receivable                        448,838           559,678
   Inventories                                   213,215           283,946
   Prepaid expenses and other current assets     620,284           674,448
     Total current assets                      3,835,847         4,225,260
 Other non-current assets                              0            36,797
Properties:
Land, principally unimproved (19,873
 and 19,875, respectively, acres per
 land ledger)                                  1,869,709        1,867,655
 Land improvements, buildings and equipment   52,025,096       50,533,623
                                              53,894,805       52,401,278
Less accumulated depreciation & amortization  33,774,181       32,855,580
                                              20,120,624       19,545,698
                                             $23,956,471      $23,807,755

LIABILITIES AND SHAREHOLDERS' EQUITY                2000             1999
Current liabilities:
Current installments of long-term debt          $842,152       $  461,609
Accounts and other payables                      410,430          861,740
Accrued claims                                    46,601           68,943
Accrued income taxes                             293,113          168,517
Accrued pension expense                          494,837          329,334
Accrued liabilities                              659,800          676,585
Deferred revenue                                 216,899          328,207
 Total current liabilities                     2,963,832        2,894,935
Long-term debt, less current installments      7,976,642        8,338,296
Deferred income taxes                          2,149,945        2,192,945
Deferred income                                  502,433          248,187
Commitments and contingencies
Combined  shareholders'  equity:
Capital stock, without par value, stated
value $.30 per combined share, Blue Ridge
and Big Boulder each authorized 3,000,000
shares, each issued 2,198,148 shares             659,444          659,444
Capital in excess of stated value              1,461,748        1,461,748
Earnings retained in the business             10,031,343        9,550,703
                                              12,152,535       11,671,895
Less cost of 250,790 and 225,190 shares of
capital stock in treasury as of March 31,
2000 and 1999, respectively                    1,788,916        1,538,503
                                              10,363,619       10,133,392
                                             $23,956,471      $23,807,755


The  accompanying   notes  are  an  integral  part  of  the  combined  financial statements.

BLUE RIDGE REAL ESTATE COMAPNY AND SUBSIDIARIES AND BIG BOULDER CORPORATION AND SUBSIDIARIES COMBINED STATEMENTS OF OPERATIONS AND EARNINGS RETAINED IN THE BUSINESS for the years ended March 31, 2000,1999 & 1998


                                           2000            1999        1998
Revenues:
         Ski operations                  $11,565,643  $11,124,018    $12,298,893
         Real estate management            5,417,962    4,926,533      4,610,779
         Rental income                     1,903,314    1,736,929      1,746,323
                                          18,886,919   17,787,480     18,655,995
Costs and expenses:
         Ski operations                   11,135,115   11,293,011     11,395,132
         Real estate management            4,798,647    4,230,279      3,941,009
         Rental income                       936,870      868,536        826,504
         General and administration        1,084,649    1,064,167      1,068,163
                                          17,955,281   17,455,993     17,230,808
         Income from operations              931,638      331,487      1,425,187

Other income (expense):
         Interest and other income           620,203      246,745       131,397
         Interest expense                   (732,201)    (698,913)     (818,994)
                                            (111,998)    (452,168)     (687,597)

Income (loss)before income taxes             819,640     (120,681)      737,590

Provision(credit)for income taxes:
         Current                             382,000      144,357       248,927
         Deferred                            (43,000)    (185,839)       94,070
                                             339,000      (41,482)      342,997

Net income (loss), as restated in 1999       480,640      (79,199)      394,593

Earnings retained in business:
         Beginning of year                 9,550,703     9,629,902    9,235,309
         End of year                     $10,031,343    $9,550,703   $9,629,902

Basic and diluted earnings (loss)per
 weighted average combined share
 as restated in 1999                           $0.24        ($0.04)       $0.20


The  accompanying   notes  are  an  integral  part  of  the  combined  financial statements.

BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
AND
BIG BOULDER CORPORATION AND SUBSIDIARIES
COMBINED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2000, 1999 & 1998



                                                 2000          1999        1998
Cash Flows From Operating Activities:
 Net income (loss)                           $480,640      ($79,199)   $394,593
 Adjustments to reconcile net income (loss)
   to net cash provided by
   operating activities:
Depreciation and amortization                1,921,237    2,003,891    2,059,272
 Deferred income taxes                         (43,000)    (102,471)      94,070
Gain on sale of assets                         (19,006)      (4,930)     (33,746)
 Changes in operating assets and liabilities:
   Accounts receivable                         110,840       35,178     (164,228)
   Refundable income taxes                           0        8,614       14,532
   Prepaid expenses & other current assets     161,692)    (251,671)     166,428
   Accounts payable & accrued liabilities     (324,934)     497,289       47,746
   Accrued income taxes                        124,596)     (99,368)     129,319
   Deferred revenue                           (111,308)      91,609       44,042
Net cash provided by operating  activities   2,300,757    2,098,942    2,752,028
Cash Flows From (used in) Investing Activities:
   Marketable securities                            0             0      303,096
   Deferred income                            254,246       248,187            0
   Proceeds from disposition of assets         19,089        16,150       33,773
   Additions to properties                 (2,496,246)   (1,763,597)  (1,804,696)
Net cash used in investing activities      (2,222,911)   (1,499,260)  (1,467,827)
Cash Flows From (used in) Financing
   Activities:
   Borrowings under short-term financing    2,550,000     1,950,000    2,000,000
   Payment of short-term financing         (2,550,000)   (1,950,000)  (2,000,000)
   Additions to long-term debt                800,000             0    5,331,999
   Payment of long-term debt                 (781,111)     (491,004)  (5,819,521)
   Purchase of treasury stock                (250,413)     (201,267)     (81,003
Net cash used in financing activities        (231,524)     (692,271)    (568,525)
Net increase (decrease) in cash & cash
   equivalents                               (153,678)      (92,589)     715,676
Cash & cash equivalents, beginning of year  2,707,188     2,799,777    2,084,101
Cash & cash equivalents, end of year       $2,553,510    $2,707,188   $2,799,777

Supplemental disclosures of cash flow
information:
Cash paid during year for:
   Interest                                  $732,458     $714,107      $826,330
   Income taxes                              $335,395     $214,100      $141,898


The  accompanying   notes  are  an  integral  part  of  the  combined  financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
BASIS OF COMBINATION:
         The combined financial statements include the accounts of Blue Ridge Real Estate Company (Blue Ridge) and its wholly-owned subsidiaries,
Northeast Land Company, Jack Frost Mountain Company, and BRRE Holdings, Inc.; and Big Boulder Corporation (Big Boulder) and its wholly-owned subsidiaries, Lake Mountain Company and BBC Holdings, Inc. Under a Security Combination Agreement between Blue Ridge and Big Boulder and under the bylaws of both Companies, shares of the Companies are combined in unit certificates, each certificate representing concurrent ownership of the same number of shares of each company; shares of each company may be transferred only together with an equal number of shares of the other company. All significant intercompany accounts and transactions are eliminated. DISPOSITION OF LAND AND RESORT HOMES:
         The Companies recognize income on the disposition of real estate in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" (SFAS 66). Down payments of less than 20% are accounted for as deposits as required by SFAS No 66.
         The costs of developing land for resale as resort homes and the costs of constructing certain related amenities are allocated to the specific parcels to which the costs relate. Such costs, as well as the costs of construction of the resort homes, are charged to operations as sales occur. Land held for resale and resort homes under construction are stated at lower of cost or market. PROPERTIES AND DEPRECIATION:
         Properties are stated at cost. Depreciation and amortization is provided principally using the straight-line method over the following years:

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

         Upon sale or retirement of depreciable property, the cost and related accumulated depreciation are removed from the related accounts, and resulting gains or losses are reflected in income.
         Interest, real estate taxes, and insurance costs, including those costs associated with holding unimproved land, are normally charged to expense as incurred. Interest cost incurred during construction of facilities is capitalized as part of the cost of such facilities.
         Maintenance and repairs are charged to expense, and major renewals and betterments are added to property accounts.
         Impairment losses are recognized in operating income as they are determined. The Companies periodically review their property and equipment to determine if its carrying cost will be recovered from future operating cash flows. In cases when the Companies do not expect to recover their carrying cost, the Companies recognize an impairment loss. No such losses were recognized in the three years ended March 31, 2000.
INVENTORIES:
         Inventories consist of food, beverage and retail merchandise and are stated at cost which approximates market, with cost determined using the first-in, first-out method.

DEFERRED REVENUE:
         Deferred revenues include revenues billed in advance for services and dues which are not yet earned.
INCOME TAXES:
         The Companies' account for income taxes utilizing the asset and liability method of recognizing the tax consequence of transactions that have been recognized for financial reporting or income tax purposes. Among other things, this method requires current recognition of the effect of changes in statutory tax rates on previously provided deferred taxes. Valuation allowances are established, when necessary, to reduce tax assets to the amount expected to be realized. Blue Ridge, including its subsidiaries, and Big Boulder, including its subsidiaries, report as separate entities for federal income tax purposes. State income taxes are reported on a separate company basis.
DEFERRED INCOME:
         Amounts received under a contract for reimbursement of the cost of a constructed asset are deferred. The amounts will be recognized as income over the period in which depreciation on those assets is charged.
ADVERTISING COSTS:
         Advertising costs are charged when incurred. Advertising expense for the years ended March 31, 2000, 1999 and 1998 was $1,488,268, $1,580,385 and
$1,487,194, respectively.
USE OF ESTIMATES AND ASSUMPTIONS:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
STATEMENT OF CASH FLOWS:
         For purposes of reporting cash flows, the Companies consider cash equivalents to be all highly liquid investments with maturities of three months or less when acquired.
CONCENTRATION OF CREDIT RISK:
         Financial instruments which potentially subject the Companies to concentration of credit risk consist principally of temporary cash investments. The Companies' temporary cash investments are held by financial institutions. The Companies have not experienced any losses related to these investments. EARNINGS (LOSS) PER SHARE:
         Basic earnings (loss) per share is calculated based on the weighted-average number of shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of stock options.
RECLASSIFICATION
          Certain reclassifications have been made to conform to current year presentation.

2.  CONDENSED FINANCIAL INFORMATION:

         Condensed financial information of the constituent Companies, Blue Ridge and its subsidiaries and Big Boulder and its subsidiaries, at March 31, 2000, 1999 and 1998 and for each of the periods then ended is as follows:


                                  BLUE RIDGE AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                 2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION:
Current assets                  $1,293,937    $1,839,683    $1,902,941
Total assets                    16,237,715    16,096,555    15,896,492
Current liabilities              2,523,048     2,403,281     1,864,255
Shareholders'equity              4,445,461     4,384,868     4,699,630
OPERATIONS:
Revenues                        11,798,218    11,468,148    10,914,914
Income(loss)before taxes           464,004      (185,036)       94,741
Provision(credit)for
 income taxes                      153,000       (71,540)      110,495
Net income (loss)                  311,004      (113,496)      (15,754)
                                  BIG BOULDER AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                   2000         1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Current assets                  $2,541,910    $2,385,577    $2,207,029
Total assets                     7,718,756     7,711,200     8,047,488
Current liabilities                440,784       491,654       537,044
Shareholders'equity              5,918,158     5,748,524     5,714,228
OPERATIONS:
Revenues                         7,088,701     6,319,332     7,741,081
Income(loss)before taxes           355,636        64,355       642,849
Provision(credit)for
 income taxes                      186,000        30,058       232,502
Net income (loss)                  169,636        34,297       410,347

3.  SHORT-TERM FINANCING:
         At March 31, 2000, Blue Ridge had an unused line of credit  aggregating
$2,000,000 available for short-term financing, expiring August 31, 2000, which management expects to be renewed. The line of credit bears interest at .25% less than the prime rate.

4.  LONG-TERM DEBT:
         Long-term debt as of March 31, 2000 and 1999 consists of the following:
                                                       2000           1999

Mortgage note payable to bank, interest is LIBOR
plus 160 basis points (7.73% at March 31, 2000)
payable monthly with principal
reduction of $18,000 through August 2001.               5,138,999    5,298,499


Mortgage note payable to bank, interest at 80%
of the bank's prime rate (7.0% at March 31, 2000)
payable in monthly installments of
$24,187 through Fiscal 2005                             1,572,168    1,862,414


Mortgage note payable to insurance  company,
interest fixed at 10.5% payable in
monthly installments of $15,351 including
interest through Fiscal 2014                            1,337,642    1,379,007

Mortgage  note payable to bank,  interest at
7% payable  monthly with  principle
reduction at $32,500 per month December to
March through 2001                                         129,985     259,985


Mortgage note payable to bank,  interest at e
6.84% payable monthly with principl
reduction at $40,000 per month December to
March through 2004                                         640,000           0
                                                         8,818,794   8,799,905
Less current installments                                  842,152     461,609
                                                        $7,976,642   8,338,296

Properties at cost,  which have been pledged as collateral  for long-term  debt, include the following at March 31, 2000:
 Investment properties leased to others                            7,650,111
 Ski facilities                                                   19,783,966

The aggregate amount of long-term debt maturing in each of the five years ending subsequent to March 31, 2000, is as follows: 2001-$842,152; 2002- $5,424,227;
2003-$506,847; 2004-$513,085; 2005-$360,010.

5.  INCOME TAXES:
         The provision (credit) for income taxes is as follows:
                                            2000          1999         1998
Currently payable
   Federal                              $382,000      $141,749      $246,896
   State                                       0         2,608         2,031
                                         382,000       144,357       248,927
Deferred:
   Federal                               (43,000)     (185,839)       94,070
   State                                       0             0             0
                                         (43,000)     (185,839)       94,070
                                        $339,000)     ($41,482)     $342,997

A reconciliation  between the amount computed using the statutory federal income tax rate and the provision (credit) for income taxes is as follows:
                                            2000            1999        1998
Computed at statutory rate              $279,000      ($41,032)     $248,272
State net operating losses
subject to valuation allowance            46,000             0        27,311
State income taxes, net of federal
 income tax                                    0         1,721         1,341
Other                                      6,000         5,228             0
AMT (utilization) tax                      8,000        (7,399)       66,073
Provision(credit)for income taxes      ($339,000)     ($41,482)     $342,997

The  components of the deferred tax assets and  liabilities as of March 31, 2000 and 1999 are as follows:
                                                     2000          1999
Deferred tax asset:
 Reimbursement of cost of sewer line (note 14)   $201,275       $99,275
 Accrued expenses                                  52,472       $74,897
 Net operating loss and AMT credit carryforward   653,977       563,948
 Contribution carryforward                          1,073         1,384
                                                  908,797       739,504
 Less valuation allowance                        (297,336)     (170,702)
                                                  611,461       568,802
Deferred tax liability:
 Depreciation                                  (2,761,406)   (2,761,747)
                                               (2,761,406)   (2,761,747)
 Net deferred tax liability                   ($2,149,945)  ($2,192,945)




At March 31, 2000, the Companies have $385,048 of Alternative Minimum Tax (AMT) credit carryforward available to reduce future federal income taxes. The AMT credit has no expiration date. For state income tax purposes, the Companies have available state net operating loss carryforwards of $3,317,268 which start to expire between Fiscal 2001 and 2010. The valuation allowance increased by $126,634 during Fiscal 2000 due to additional state net operating losses which are not expected to be utilized.

6.  PENSION BENEFITS:

ASSUMPTIONS                                     2000          1999     1998
Discount Rates used to determine projected
benefit obligations as of March 31,             7.50%         6.75%    7.00%
Expected long-term rates of return on assets    8.50%         8.50%    8.50%
Rates of increase in compensation levels        5.00%         5.00%    5.00%

CHANGE IN BENEFIT OBLIGATION                       2000          1999
Benefit obligation at beginning of year      $3,102,102    $2,708,402
Service cost(net of expenses)                   216,936       184,417
Interest cost                                   208,672       186,169
Plan amendments                                       0             0
Actuarial (gain) loss                          (322,519)      161,653
Benefit payments                               (139,976)     (138,539)
Benefit obligation at end of year            $3,065,215    $3,102,102

CHANGE IN PLAN ASSETS                              2000          1999
Fair value of plan assets at
 beginning of year                           $3,145,730    $3,070,947
Actual return on plan assets                    491,996       243,655
Employer contributions                                0             0
Benefits paid                                  (139,976)     (138,539)
Actual expenses paid during the year            (23,929)      (30,333)
Fair value of plan assets at end of year     $3,473,821    $3,145,730

RECONCILIATION OF FUNDED STATUS OF THE PLAN        2000          1999
Funded status at end of year                   $408,606       $43,628
Unrecognized transition obligation              111,652       120,132
Unrecognized net prior service cost               9,881        10,492
Unrecognized net actuarial gain              (1,025,015)     (501,089)
Net amount recognized at end of year          ($494,876)    ($326,837)

COMPONENTS OF NET PERIODIC BENEFIT COST           2000      1999       1998
Service Cost                                  $240,936   240,717    177,661
Interest Cost                                  208,672   186,169    170,907
Expected return of plan assets                 282,286   250,562    194,539

Net amortization and deferral:
  Amortization of transition obligation          8,480     8,480      8,480
  Amortization of prior service cost               611       611        611
  Amortization of accumulated gain              (8,374)  (19,911)   (12,463)
  Net amortization and deferral               $    717  ($10,820)   ($3,372)
Total net periodic pension cost               $168,039  $165,504   $150,657


7.  PROPERTIES:
Properties consist of the following at March 31, 2000 and 1999:
                                                 2000              1999
Land, principally unimproved                 $1,869,709      $1,867,655
Land improvements                             4,626,270       3,879,885
Corporate buildings                             470,907         470,907
Buildings leased to others                   10,076,083      10,035,091
Ski facilities:
 Land                                             4,552           4,552
 Land improvements                            8,769,371       7,107,257
 Buildings                                    6,515,956       7,405,053
Machinery & equipment                        19,163,807      19,267,786
Equipment & furnishings                       2,398,150       2,363,092
                                             53,894,805      52,401,278
Less accumulated depreciation                33,774,181      32,855,580
                                            $20,120,624     $19,545,698

Buildings  leased to others  include land of $1,056,700 at March 31, 2000,  1999 and 1998.

8.  LEASES:
         The Companies are lessors under various operating lease agreements for the rental of land, land improvements and investment properties leased to others. Rents are reported as income over the terms of the leases as they are earned. A shopping center is leased to various tenants for renewable terms averaging 3.62 years with options for renewal. A store has been net leased until January 2014. Information concerning rental properties and minimum future rentals under current leases as of March 31, 2000, is as follows:

                                    Properties Subject To Lease
                                                         Accumulated
                                         Cost           Depreciation
Investment properties leased to
   others                               $7,956,599         $3,332,328
Land and land improvements               3,980,540          1,178,647
Minimum future rentals:
 Fiscal years ending March 31:    2001   1,643,397
                                  2002   1,200,090
                                  2003   1,121,414
                                  2004   1,001,436
                                  2005     855,838
                            Thereafter  10,046,580*
                                       $15,868,755
*Includes  $1,422,750 under a land lease expiring in 2072 and $1,708,250 under a net  lease  for a store  expiring  in 2014.  There  were no  contingent  rentals included in income for Fiscal 2000, 1999 or 1998.

9.  FAIR VALUE:
         The Companies have estimated the fair value of their financial instruments at March 31, 2000 and 1999 as follows: The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values. The carrying values of variable and fixed rate long-term debt are reasonable estimates of their fair values based on their discounted cash flows at discount rates currently available to the Companies for debt with similar terms and remaining maturities.

10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
         The results of operations for each of the quarters in the last two years are presented below.

                               INCOME(LOSS)  NET              NET
           OPERATING           FROM          INCOME (LOSS)    INCOME (LOSS)
QUARTER    REVENUES            OPERATIONS    AS REPORTED      ADJUSTED
2000
1st       $1,531,989         ($83,551)       ($61,131)       $(87,119)
2nd        2,860,457          610,202         495,638         424,036
3rd        3,715,629          (77,467)          3,731         (50,925)
4th       10,778,844          482,454         194,648         194,648
         $18,886,919         $931,638        $632,886        $480,640

                           EARNINGS(LOSS)              EARNINGS (LOSS)
                           PER WEIGHTED                PER WEIGHTED
                           AVG. COMBINED               AVG.COMBINED
                              SHARE                      SHARE
QUARTER                    AS REPORTED                 ADJUSTED
2000
                               ($0.03)                  ($0.05)
                                 0.25                     0.22
                                (0.00)                   (0.03)
                                (0.14)                    0.10
                                $0.08                    $0.24

                               INCOME(LOSS)      NET              NET
               OPERATING         FROM          INCOME (LOSS)     INCOME (LOSS)
QUARTER        REVENUES        OPERATIONS      AS REPORTED       ADJUSTED
1999
1st           $1,463,539       $(121,966)      $(152,464)       ($152,464)
2nd            2,500,389         558,192         365,807          280,097
3rd            3,354,271        (324,569)       (215,487)        (279,138)
4th           10,469,281         219,830         155,225           72,306
             $17,787,480        $331,487        $153,081         $(79,199)
                           EARNINGS(LOSS)              EARNINGS (LOSS)
                           PER WEIGHTED                PER WEIGHTED
                           AVG. COMBINED               AVG.COMBINED
                              SHARE                      SHARE
QUARTER                    AS REPORTED                 ADJUSTED
2000
                               ($0.08)                  ($0.08)
                                 0.18                     0.14
                                (0.11)                   (0.14)
                                 0.09                     0.04
                                $0.08                   ($0.04)

         The  quarterly  results of  operations  for 2000 and 1999  reflect  the cyclical nature of the Companies' business since (1) the Companies' two ski facilities operate principally during the months of December through March and
(2) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses, net of revenues received in advance attributable to the ski facilities for the months of April through November, are deferred and recognized as revenue and operating expenses, ratably, over the operating  period.  The net income  and  earnings  per share have been  adjusted quarterly to reflect the reclassification of the previously reported extraordinary item as referenced in note 14.

11.  BUSINESS SEGMENT INFORMATION:
         The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In accordance with SFAS No. 131, the Companies' business segments were determined from the Companies' internal organization and management reporting, which are based primarily on differences in services.
         The Companies and the subsidiaries, under SFAS No.131, operate in two business segments consisting of the following:


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

                                       3/31/00      03/31/99      03/31/98
Revenues:
 Ski operations                    $11,565,643   $11,124,018    $12,298,893
 Real estate management/
  Rental operations                  7,321,276     6,663,462      6,357,102
                                   $18,886,919   $17,787,480    $18,655,995

Income:(loss)
 Ski operations                       $430,528     ($168,993)    $  903,761
 Real estate management/
 Rental operations                   1,585,759     1,564,647      1,589,589
                                    $2,016,287    $1,395,654     $2,493,350

General & administrative expenses:
 Ski Operations                      ($661,636)    ($670,425)     ($672,943)
 Real estate management/
 Rental operations                    (423,013)     (393,742)      (395,220)
                                   ($1,084,649)  ($1,064,167)   ($1,068,163)

Interest and other income:
 Ski Operations                       $378,324      $155,449        $82,780
 Real estate management/
 Rental operations                     241,879        91,296         48,617
                                      $620,203      $246,745       $131,397

Interest expense:
 Ski operations                      ($446,643)    ($440,315)     ($515,966)
 Real estate management/
 rental operations                    (285,558)     (258,598)      (303,028)
                                     ($732,201)    ($698,913)     ($818,994)

Income (loss) before income taxes,
 as restated in 1999:                 $819,640     ($120,681)      $737,590



    In Fiscal 2000, 1999 and 1998, no one customer represented 10% or more of total revenues.

     Identifiable assets, net of accumulated depreciation at March 31, 2000, 1999 and 1998 and depreciation expense and capital expenditures for the years then ended by Business segment are as follows:

                                     Identifiable  Depreciation  Capital
      2000                            Assets       Expense      Expenditure
Ski Operations                      $11,480,288    $1,397,361   $2,080,192
Real Estate Management/Rental
 Operations                          11,079,448       426,243      330,347
Other Corporate                       1,396,735        97,633       85,707
                       Total        $23,956,471    $1,921,237   $2,496,246

1999
Ski Operations                      $11,622,619    $1,485,975   $1,249,973
Real Estate Management/Rental
 Operations                          $9,858,387       419,891      321,087
Other Corporate                       2,326,749        98,025      192,537
                       Total        $23,807,755    $2,003,891   $1,763,597

     1998
Ski Operations                      $12,203,047    $1,417,719   $1,382,580
Real Estate Management/Rental
 Operations                           9,730,578       449,728      181,369
Other Corporate                       2,010,355       191,825      240,747
                       Total        $23,943,980    $2,059,272   $1,804,696

12.  CONTINGENT LIABILITIES AND COMMITMENTS:
         The Companies are party to various legal proceedings incidental to their business. Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are possible of assertion against the Companies. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that are not expected to have a material effect on the combined financial position or results of operations of the Companies.
     Blue Ridge has pledged approximately 20 acres of its leased land (cost $144,786) to serve as collateral, together with the lessee's land improvements, for the lessee's mortgage loan which amounts to approximately $1,290,000 at March 31, 2000.

13.  STOCK OPTIONS AND CAPITAL STOCK:
         The Board of Directors has authorized the repurchase of the Companies' common stock in the open market from time to time. As of March 31, 2000, 250,790 shares have been repurchased. In Fiscal 2000, 25,600 shares were repurchased. 19,056 shares were repurchased in Fiscal 1999 and 12,000 shares were repurchased in Fiscal 1998.
         In Fiscal 1998. the Chairman of the Board of the Companies was granted options for 35,000 shares of the Companies' common stock at $6.75 per share. Ten thousand options were granted in 1993 and 25,000 in July 1997. The options expire July 1, 2003. The option price of $6.75 was equal to the market value on the dates of grant.
         The Companies apply Accounting Principles Board Opinion 25 and the related interpretations in accounting for the options. Accordingly, no compensation cost has been recognized in the financial statements relative to these options. Had compensation cost for the Companies' options been determined consistent with Financial Accounting Standards Board Statement No. 123, the
Companies' net income and earnings per share would have been reduced to the proforma amounts indicated below, based on the following assumptions:
         The fair value of the 1998 option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998: dividend yield of 0%; expected volatility of 37.8%; risk free interest rate of 6.4%, and expected life of 6 years.

                                       1998
Net Income:
  As reported                      $394,593
  Pro Forma                        $340,879
Basic earnings per share:
  As reported                         $0.20
  Pro Forma                           $0.17
Diluted earnings per share:
  As reported                         $0.20
  Pro Forma                           $0.17

Option activity during the periods ended March 31, 2000, 1999 and 1998 is as follows:

                             2000             1999             1998
                                     Exercise         Exercise         Exercise
                             Shares   Price   Shares   Price   Shares   Price

Outstanding at beginning
      of year:               35,000   $6.75   35,000   $6.75   10,000   $6.75
Granted                           -       -        -       -   25,000   $6.75
Exercised                         -       -        -       -        -       -
Canceled                          -       -        -       -        -       -
Outstanding at end of year   35,000   $6.75   35,000   $6.75   35,000   $6.75
Options exercisable at
      year-end               35,000   $6.75   35,000   $6.75   35,000   $6.75
Option price range            $6.75            $6.75            $6.75
Weighted average fair value
of options granted during year   $-              $-             $3.26

All 35,000 options outstanding are exercisable at $6.75 per share and have a remaining contractual life of 3.25 years.

14.  RESTATEMENT:
         In 1999, the Companies under a contract with the Pennsylvania Department of Transportation ("PDOT"), began construction of a two-mile sewer line from the Jack Frost treatment plant to a rest station on Interstate Route
80. The total estimated construction budget for the project is $841,832 plus reimbursement of estimated income taxes of $567,628. The Companies expect to complete construction in fiscal year 2001. The Companies received $413,644 from PDOT in 1999 and recorded the amount, net of estimated income taxes of $72,162 as an extraordinary item. During the fourth quarter of Fiscal 2000, management determined that the amounts received under the contract related to construction of the sewer line should be deferred and recognized as income over the period in which depreciation on those assets is charged. The amounts related to reimbursement of income taxes and non-capital overhead expenses will be recognized as income in the periods in which the related income taxes and overhead expenses are incurred. Accordingly, results of operations for 1999 have been restated decreasing net income by $232,280 ($.12 per share), net of income taxes of approximately $16,000.
         The Companies received $771,786 in Fiscal 2000 as taxable reimbursement for construction costs. $254,246, net of reimbursed estimated income taxes and overhead expenses of $517,540, has been deferred. The cumulative proceeds (net of reimbursed estimated income taxes and overhead expenses) of $248,187 and $502,433 as of March 31, 1999 and 2000, respectively, have been reported as Deferred income in the accompanying Combined Balance Sheets. Other income includes $517,540 in 2000 and $155,000 in 1999 related to reimbursement of related income taxes and overhead expenses. Construction cost capitalized of $502,433 as of March 31, 2000 is recorded in Land Improvements, Buildings and Equipment.


15.  PER SHARE DATA:
Earnings per share and computed as follows:
                                        2000           1999              1998

Net Earnings                           $480,640     $79,199)         $394,593
Weighted average combined
shares of common stock out-
standing used to compute basic
earnings per combined
common share                          1,962,491   1,980,706         1,993,014
Additional combined common shares to
be issue assuming exercise of stock
options, net of combined shares
assumed reacquired                       10,295      12,346             8,029

Combined shares used to compute
dilutive effect of stock
option                                1,972,786    1,993,052        2,001,043

Basic and diluted earnings per
combined common share                    $0.24       ($0.04)            $0.20


                          INDEPENDENT AUDITOR'S REPORT

To Shareholders of
Blue Ridge Real Estate Company
and Big Boulder Corporation:

We have audited the combined balance sheet of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the "Companies") as of March 31, 2000 and the related combined statements of operations and earnings retained in the business and cash flows for the year then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audit. The combined financial statements of the Companies as of March 31, 1999 and 1998 were audited by other auditors whose report dated June 4, 1999 expressed an unqualified opinion on those statements. As discussed in Note 14, the Companies have restated their 1999 financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 combined financial statements referred to above present fairly, in all material respects, the combined financial position of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Parente Randolph, P.C.
June 21, 2000

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

         The following sets forth the high asked and low price quotations as reported on the monthly statistical reports of the National Association of Securities Dealers, Inc. for Fiscal Years 2000 and 1999. No dividends were paid on common stock in either Fiscal Year.
             FISCAL YEAR 2000                  HIGH        LOW
                                               ASKED        BID
                First Quarter                 10.500      9.500
               Second Quarter                 10.500      9.250
                Third Quarter                  9.875      9.250
               Fourth Quarter                  9.750      9.125

             FISCAL YEAR 1999                  HIGH        LOW
                                               ASKED        BID
                First Quarter                 12.375     10.500
               Second Quarter                 12.375     10.375
                Third Quarter                 11.250      9.000
               Fourth Quarter                 10.500      9.375

         The reported quotations represent prices between dealers, do not reflect retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The approximate number of holders of record of common stock on March 31, 2000 and 1999 were 636 and 659, respectively.

BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
AND BIG BOULDER CORPORATION AND SUBSIDIARIES
COMBINED SUMMARY OF SELECTED FINANCIAL DATA

                                              2000          1999          1998
Revenues                               $18,886,919   $17,787,480   $18,655,995
Net income(loss)                           480,640       (79,199)      394,593
Net income(loss)per combined share           $0.24        ($0.04)        $0.20
Cash dividends per combined share                0             0             0
Weighted average number of
 combined shares outstanding             1,962,491      1,980,706    1,993,014
Total assets                            23,956,471     23,807,755   23,943,980
Long-term debt                           8,818,794      8,799,905    9,290,909
Shareholders' equity                    10,363,619     10,133,392   10,413,858

                                                             1997         1996
Revenues                                              $16,038,000  $15,308,986
Net income(loss)                                          486,806       43,263
Net income(loss)per combined share                          $0.24        $0.02
Cash dividends per combined share                               0            0
Weighted average number of
 combined shares outstanding                             2,004,014   2,004,014
Total assets                                            23,802,737  23,209,690
Long-term debt                                           9,778,431   9,694,167
Shareholders' equity                                    10,100,268   9,613,462

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
RESULTS OF OPERATIONS

FISCAL 2000 VERSUS FISCAL 1999
     For Fiscal Year ended March 31, 2000, the Companies reported net income of $480,640 or $.24 per combined share as compared with a net loss of $(79,199) or $.04 per combined share for Fiscal 1999.
     Combined revenue of $18,886,919 represents an increase of $1,099,439 or 6% when compared to Fiscal 1999.
         Ski Operations increased $441,625 or 4%, and Real Estate Management Operations increased $657,814 or 9% when compared to Fiscal 1999.
     The Ski Operations had approximately 256,000 skiers visit our slopes compared to 257,000 skier visits last season. The decrease of 1,000 skier visits represents a decrease of less than 1%. Revenue per skier was $30 compared to $27 last season for an increase of $3.00 or 10%. Tubing operations had approximately 90,000 tuber visits compared to 86,000 tuber visits last season. The increase of 4,000 tuber visits represents a 5% increase. Revenue per tuber was $13.84 compared to $13.95 last season for an decrease of $.11 or 1%. The ski areas operated for a combined total of 181 days compared to 179 days last season. The food and beverage operation at the ski areas contributed revenue of $8.13 per skier visit. The retail shop operation at the ski areas contributed revenue of $1.97 per skier visit compared to $2.16 the previous season.
     The Real Estate Management Operations increase is attributed to fewer vacancies in investment properties, festival revenues, leasing commissions in resort communities, fees for services provided to the Trust of the resort communities, and fishing and hunting leases. The increases were offset by a decrease in commissions for resale of homes in our resort communities. Disposition of properties occur sporadically and do not follow any pattern during the fiscal year. No major land sales occurred in Fiscal 2000 or Fiscal 1999.
         Operating costs associated with Ski Operations decreased by $157,896 when compared to Fiscal 1999. This decrease is attributed to reduced advertising, vehicle maintenance and depreciation costs.
         Operating costs associated with Real Estate Management Operations increased by $636,702 when compared to Fiscal 1999. This increase is attributed to increased expenses related to summer activities and the investment properties. General and Administration expenses increased by $20,482 when compared to Fiscal 1999. The increase is attributable to an increase in supplies and services.
         Interest and Other Income increased by $373,458 when compared to Fiscal 1999 This increase is attributable to reimbursement of estimated income taxes and overhead expenses related to the construction of the sewer line and an increase in disposed assets and resulting gains.
         Interest expense increased by $33,288 when compared to Fiscal 1999.This increase is attributable to an additional mortgage note payable for the East Mountain Lift at Jack Frost Mountain and an increase in the prime interest rate.
         The effective Tax Rate for Fiscal 2000 and 1999 was 41% and 34% respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
RESULTS OF OPERATIONS

FISCAL 1999 VERSUS FISCAL 1998
         For Fiscal Year ended March 31, 1999, the Companies reported net loss of ($79,199) or ($.04) per combined share as compared with a net income of $394,593 or $.20 per combined share for Fiscal 1998.
     Combined revenue of $17,787,480 represents a decrease of $868,515 or 5% when compared to Fiscal 1998.
         Ski Operations decreased $1,174,875 or 10%, and Real Estate Management Operations increased $306,360 or 5% when compared to Fiscal 1998.
         The Ski Operations had approximately 257,000 skiers visit our slopes compared to 293,000 skier visits last season. The decrease of 36,000 skier visits represents a 12% decrease. Revenue per skier was $27 compared to $28 last season for a decrease of $1.00 or 2%. Tubing operations had approximately 86,000 tuber visits compared to 92,000 tuber visits last season. The decrease of 6,000 tuber visits represents a 7% decrease. Revenue per tuber was $13.95 compared to $13.27 last season for an increase of $.68 or 5%. The ski areas operated for a combined total of 179 days compared to 208 days last season. The food and beverage operation at the ski areas contributed revenue of $7.66 per skier visit. The retail shop operation at the ski areas contributed revenue of $2.16 per skier visit compared to $1.83 the previous season.
         The Real Estate Management Operations increase is attributed to fewer vacancies in investment properties, festival revenues, leasing commissions in resort communities, fees for services provided to the Trust of the resort communities, and fishing and hunting leases. The increases were offset by a decrease in commissions for resale of homes in our resort communities. Disposition of properties occur sporadically and do not follow any pattern during the fiscal year. No major land sales occurred in Fiscal 1999 or Fiscal 1998.
         Operating costs associated with Ski Operations decreased by $102,121 when compared to Fiscal 1998. This decrease is attributed to decreased personnel costs due to a reduction in the number of operating days.
         Operating costs associated with Real Estate Management Operations increased by $289,270 when compared to Fiscal 1998. This increase is attributed to increased expenses related to summer activities and the investment properties. General and Administration expenses decreased by $3,996 when compared to Fiscal 1998. The decrease is attributable to a decrease in supplies and services.
         Interest and Other Income increased by $115,348 when compared to Fiscal 1998. This increase is attributable to a reclass of reimbursed estimated income taxes and overhead expenses related to the construction of the sewer line.
         Interest expense decreased by $120,081 when compared to Fiscal 1998. This decrease is attributable to a reduction of debt.
         The effective Tax Rate for Fiscal 1999 and 1998 was 34.4% and 46.5% respectively.


LIQUIDITY AND CAPITAL RESOURCES
         The Combined Statement of Cash Flows reflects net cash provided by operating activities of $2,300,757, $2,098,942, and $2,752,028 in Fiscal 2000,
1999 and 1998 respectively.
         The major capital investment made in Fiscal 2000 were the construction of the TRAXX Motocross Park, upgrade of the East Mountain Lift at Jack Frost Mountain and the purchase of new ticketing computer equipment.
         During Fiscal 2000, the Companies borrowed against their $2,000,000 line of credit for a period of five months in varying amounts with a maximum of $1,900,000.
         During Fiscal 1999, the Companies borrowed against their $2,000,000 line of credit for a period of five months in varying amounts with a maximum of $1,850,000.
         The Companies have a combined working capital of $872,015 at March 31, 2000 versus $1,330,325 at March 31, 1999.

MOVING FORWARD

         A motocross park is being developed on 50 acres of Company land at Jack Frost Mountain. This facility will include four riding areas from a child's riding section for 5 to 9 year olds to an expert track. An Enduro Trail and All Terrain Vehicle (ATV) rental area are in place. This complex is expected to be a significant revenue generator during the non ski months.

         The Companies are also investing in communication towers at strategic locations on its lands.

BOARD OF DIRECTORS
         Milton Cooper
                  Chairman, Kimco Realty Corporation;
                  Director, Getty Petroleum Corp.;
                  Director, Kimco Realty Corporation
         Michael J. Flynn
                  Chairman of the Board of the Companies;
                  Vice Chairman and Director, Kimco Realty Corporation Allen J. Model
                  Private Investor, Model Entities
         Wolfgang Traber
                  Chairman of the Board, Hanseatic Corporation & Co. N.Y. The above Directors serve both Companies.

OFFICERS
         Gary A. Smith
                  President
         Melanie A. Murphy
                  Vice President of Operations
         Eldon D. Dietterick
                  Secretary/Treasurer
         Christine A. Liebold
                  Assistant Secretary
         Cynthia A. Barron
                  Controller
         The above Officers serve both Companies.



TRANSFER AGENT
         Summit Bank, Hackensack, New Jersey


INDEPENDENT ACCOUNTANTS
         Parente Randolph, PC, Wilkes Barre, Pennsylvania


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

RESORTS IN THE POCONO MOUNTAINS
         Big Boulder Ski Area
         Jack Frost Mountain
         Fern Ridge Campground
INVESTMENT PROPERTIES
         Dreshertown Plaza Shopping Center
                  Dresher, Montgomery County, Pennsylvania
         Wal-Mart Store, Laurens, South Carolina
         The Mountains Edge, Lake Harmony, Pennsylvania

LAND HOLDINGS
         Blue Ridge
                  18,841 acres of land, held for investment
         Big Boulder
                  929 acres of land, held for investment
         Northeast Land Company
                  103 acres of land
RECREATIONAL AREAS
         "The Stretch" on the Tunkhannock
         Porter Run Hunting Preserve
         TRAXX, Motocross, ATV and BMX Park
         Splatter (Paintball game)
         Wheels, In-Line Skate and Board Park
         Hub, Mountain Bike Facility