Form 10-Q
period 2000-06-30
BLUE RIDGE REAL ESTATE CO
filed 2000-08-14
CIK 12779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2000

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

                                         24-0854342 (Blue Ridge)
I.R.S. Employer Identification Number:   24-0822326 (Big Boulder)

Address of principal executive office:   Blakeslee, Pennsylvania
                             Zip Code:   18610
Registrant's telephone number, including area code:  (570) 443-8433

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            YES___X____ NO__________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report:
              Class                      Outstanding at June 30, 2000
Common Stock, without par value,                    1,925,758
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

                         INDEX

                                                                       Page No.

PART I - FINANCIAL INFORMATION

         Item 1-Financial Statements
                   Combined Condensed Balance Sheets
                   June 30, 2000 and March 31, 2000                       1 & 2

                  Combined Condensed Statements of
                   Operations - Three Months ended
                   June 30, 2000 & 1999                                        3

                  Combined Condensed Statements of
                   Cash Flows - Three Months Ended
                   June 30, 2000 & 1999                                        4

                  Notes to Financial Statements                                5


         Item 2-Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                           6 & 7


PART II - OTHER INFORMATION                                                    7

                  Signatures                                                   8

                 BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
                    BIG BOULDER CORPORATION AND SUBSIDIARIES
                        COMBINED CONDENSED BALANCE SHEETS



     ASSETS                                   June 30,      March 31,
                                                 2000           2000
                                           (UNAUDITED)
Current Assets
 Cash and cash equivalents
 (all funds are interest bearing)          $  905,787     $2,553,510

Accounts receivable                           396,256        448,838
 Inventories                                  216,403        213,215
 Prepaid expenses, principally
  insurance and real estate taxes             562,058        620,284
 Deferred operating costs-net of
  deferred revenue-ski facilities           1,822,594              0
                                            ---------    -----------
     Total current assets                   3,903,098      3,835,847
                                            ---------      ---------


Properties:
 Land, principally unimproved (19,873       1,869,709      1,869,709
  acres per land ledger)
 Land Improvements, buildings
  and equipment                            52,284,211     52,025,096
                                           ----------     ----------

                                           54,153,920     53,894,805
                                           ----------     ----------

 Less accumulated depreciation
  and amortization                         34,256,018     33,774,181
                                           ----------     ----------
                                           19,897,902     20,120,624
                                           ----------     ----------
                                          $23,801,000    $23,956,471
                                          ===========    ===========

See accompanying notes to unaudited financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                              June 30,      March 31,
                                                 2000           2000
Current Liabilities:

 Current installments of
  long-term debt                           $  843,369     $  842,152
 Accounts and other payables                  497,524        410,430
 Accrued claims                                49,067         46,601
Accrued income taxes                          120,543        293,113
Accrued pension expense                       536,876        494,837
Accrued liabilities                           675,731        659,800
Deferred revenue                              513,186        216,899
                                              -------        -------
     Total current liabilities              3,236,296      2,963,832
                                            ---------      ---------

 Long-term debt, less
  current installments                      7,855,829      7,976,642
                                            ---------       --------

 Deferred income taxes                      2,151,836      2,149,945
                                            ---------      ---------

 Deferred income                              502,433        502,433
                                              -------        -------
Commitments and Contingencies

Combined shareholders' equity:
 Capital Stock, without par value,
 stated value $.30 per combined share,
 Blue Ridge and Big Boulder each have
 authorized 3,000,000 shares and each
 have issued 2,198,148 shares as of June
 30, 2000 and as of March 31, 2000            659,444        659,444

Capital in excess of stated
 value                                      1,461,748      1,461,748

Earnings retained in the
 business                                   9,925,232     10,031,343
                                           ----------     ----------
                                           12,046,424     12,152,535
                                           ----------     ----------

LESS: Cost of 272,390 & 250,790
 shares of capital stock in treasury as
 of June 30, 2000 & March 31, 2000
 respectively.                              1,991,818      1,788,916
                                            ---------      ---------
                                           10,054,606     10,363,619
                                           ----------     ----------
                                          $23,801,000    $23,956,471
                                          ===========    ===========

See accompanying notes to unaudited financial statements.


                 BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              June 30,       June 30,
                                                 2000           1999
Revenues:
 Ski operations                            $        0     $        0
 Real estate management                     1,192,659      1,118,168
 Rental income                                454,383        413 821
                                             --------        -------
                                            1,647,042      1,531,989
                                            ---------      ---------
Costs and expenses:
 Ski operations                                     0              0
 Real estate management                     1,126,342      1,167,880
 Rental operations                            219,964        194,692
 General & administrative expenses            276,131        252,968
                                             --------       --------
                                            1,622,437      1,615,540
                                            ---------      ---------

Income from operations                         24,605      (  83,551)
                                               ------      ---------

Other income (expense:)
 Interest & other income                       48,875         78,603
 Interest expense                            (179,591)      (165,696)
                                              -------        -------
                                             (130,716)       (87,093)
                                             --------        -------

Loss before Income taxes                     (106,111)      (170,644)
                                             ---------      ---------

Benefit for income taxes                            0        (83,525)
                                                    --       --------


Net loss, as restated in 1999                (106,111)       (87,119)
                                             =========       ========

Basic and diluted loss per weighted
 average combined share as restated
 in 1999                                       ($0.05)        ($0.05)

See accompanying notes to unaudited financial statements.



                         BLUE RIDGE REAL ESTATE COMPANY
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                   COMBINED CONDENSED STATEMENT OF CASH FLOWS
                THREE MONTHS ENDED JUNE 30, 2000 & JUNE 30, 1999
                                   (UNAUDITED)

                                                    2000         1999
Cash Flows from Operating Activities:
Net Income (Loss)                              $(106,111)     $ (87,119)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Depreciation and amortization                   481,837        473,833
 Deferred income taxes                             1,891        (29,494)
 Gain on sale of assets                           (3,000)             0
Changes in assets and liabilities:
 Accounts & other receivables                     52,582        148,525
 Prepaid expenses and other current assets    (1,767,556)    (1,825,468)
 Accounts Payable & accrued liabilities          147,530       (432,489)
 Accrued income taxes                           (172 570)            30
 Deferred revenue                                296,287        163,878
                                                 -------        -------
Net cash used in operating activities        $(1,069,110)   $(1,588,304)
                                             -----------    -----------

Cash Flows (used in) from Investing Activities:
Deferred income                                        0         25,988
Proceeds from disposition of assets                3,000              0
 Additions to properties                        (259,115)      (791,867)
                                                 -------       ---------
Net cash used in investing activities          $(256,115)     $(765,879)
                                                 -------      ----------

Cash flows (used in) from Financing Activities:
 Purchase of Treasury stock                     (202,902)       (10,012)
 Proceeds from notes payable, bank                     0        800,000
 Payment of long-term debt                      (119,596)      (102,601)
                                                 -------       ---------
Net cash used in financing activities        $ ($322,498)     $ 687,387

Net increase (decrease) in cash and
 cash equivalents                            $(1,647,723)   $(1,666,796)

Cash and cash equivalents, beginning
of period                                     $2,553,510     $2,707,188

Cash and cash equivalents,
 end of period                                $  905,787    $ 1,040,392
                                                 =======     ==========

Supplemental  disclosures  of cash
 flow  information:
 Cash paid during period:
  Interest                                      $179,780      $ 166,253
                                                ========      =========
  Income taxes,

See accompanying notes to unaudited financial statements.
                                    4

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

     1. The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of Management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations and the statements of cash flows for the three month period ended June 30, 2000 and June 30, 1999.

     Certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.These combined financial statements should be read in conjunction with the financial statements and notes thereto included in the Companies' Annual Report on Form 10-K for the year ended March 31, 2000.

2. The Companies and the subsidiaries, under SFAS No. 131, operate in two business segments - Ski Operations and Real Estate Management/Rental Operations.
   The results of operations for the three months are not necessarily indicative of the results to be expected for the full year since the Companies' two ski facilities operate principally during the months of December through March. Costs and expenses net of revenues received in advance attributable to the Ski Operations for the months of April through November are deferred and recognized as revenue and operating expenses, ratably, over the operating period. Therefore revenues and operating expenses of the Real Estate Management/Rental Operations are as disclosed on the statement of operations.
   Depreciation of ski facility fixed assets is calculated over the 12 month period. The expense is deferred until the operating period, at which time it will be recognized ratably.

3. In 1999, the Companies, under a contract with the Pennsylvania Department of Transportation ("PDOT"), began construction of a two-mile sewer line from the Jack Frost treatment plant to a rest station on Interstate Route 80. The monies received from PDOT in 1999 were recorded, net of estimated income taxes, as an extraordinary item. During the fourth quarter of Fiscal 2000, management determined that the amounts received under the contract related to construction of the sewer line should be deferred and recognized as income over the period in which depreciation on those assets is charged. The amounts related to reimbursement of income taxes and non-capital overhead expenses will be recognized as income in the periods in which the related income taxes and overhead expenses are incurred. Accordingly, results of operations for 1999 and the first three quarters of 2000 have been restated. The effect on the quarter ended June 30, 1999 was an increase in the net loss of $25,988($.02 per share).

4. A benefit for income taxes for the three months ended June 30, 2000 has not been provided due to quarterly losses and the existance of net operating loss carryforwards for federal and state tax purposes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations


Operations for the three months ended June 30, 2000 (Fiscal 2001) resulted in a net loss of $(.05) per combined share compared to a net loss of $(.05) per combined share for the three months ended June 30, 1999.


Combined revenue of $1,647,042 represents an increase of $ 115,053 as compared to the three months ended June 30, 1999. Ski operations remained unchanged at $0. Real Estate Management increased $74,491 and Rental Income increased $40,562.


Real Estate Management increase in revenue is attributed to festival revenues, recreational activities, rental management operations and property management of homes in our resort communities.


Rental income increase in revenue is from investment properties.


Interest and Other Income increased $19,038. This increase was due to interest income received from a pending land transaction.


Operating costs decreased by $16,266 during the first three months of Fiscal 2001 as compared to the three months ended June 30, 1999. This decrease was due primarily to a reduction in services provided to homeowner associations.


General and Administrative expenses for the first three months of Fiscal 2001 as compared to the three months ended June 30, 1999, increased by $23,163, this fluctuation is the result of timing differences in the purchase of supplies. Several items are non-recurring services related to repair and maintenance.


Interest expense for the first three months of Fiscal 2001, as compared to the three months ended June 30, 1999, increased by $13,895. This increase is attributable to an additional mortgage note payable for the East Mountain Lift at Jack Frost Mountain and an increase in the prime interest rate.


Per Share Data

Loss per share are computed as follows:
                                                    3 Mos ended      3 Mos ended
                                                       June 30,         June 30,
                                                          2000              1999
Net Loss                                            $(106,111)         $(87,119)
                                                     --------            ------
Weighted average combined shares of common
 stock outstanding used to compute basic
 earnings per combined common share                 1,933,491          1,972,291
Additional combined common shares to be
 issued assuming exercise of stock options,
 net of combined shares assumed reacquired             10,240             10,921
                                                       ------             ------
Combined shares used to compute dilutive

 effect of stock option                             1,943,731          1,983,212
                                                    =========           ========
Basic  and diluted loss per combined
                       common share                     $(.05)            $(.05)
                                                           ==                ==


Financial Condition, Liquidity and Capital Resources

     Working capital as of June 30, 2000, decreased by $205,213 as compared to March 31, 2000. This was due principally to an increase in deferred revenue relating to summer activities.

The change in the balances of accounts receivable and deferred operating costs from March 31, 2000 to June 30, 2000 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.


Moving Forward

     Capital expenditures for the First Quarter of Fiscal 2000 were for various equipment purchases. The Companies, in Fiscal 2001, will continue in the process of developing a motocross park on 50 acres of Company land at Jack Frost Mountain and in the construction of a communication tower located at the Fernridge Campground.



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


Date:  August 15, 2000
                                   8