Form 10-Q
period 2000-09-30
BLUE RIDGE REAL ESTATE CO
filed 2000-11-13
CIK 12779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report:
                     Class                     Outstanding at September 30, 2000
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

                                      INDEX
                                                                    Page No.

PART I - FINANCIAL INFORMATION

         Item 1-Financial Statements
                   Combined Condensed Balance Sheets
                   September 30, 2000 and March 31, 2000             1 & 2

                  Combined Condensed Statements of
                   Operations - Three Months and Six
                   Months ended September 30, 2000 and 1999
                                                                         3

                  Combined Condensed Statements of
                   Cash Flows - Six Months Ended
                   September 30, 2000 and 1999                           4

                  Notes to Financial Statements                          5


         Item 2-Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                     6 & 7


PART II - OTHER INFORMATION                                              7

                  Signatures                                             8

                 BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
                    BIG BOULDER CORPORATION AND SUBSIDIARIES
                        COMBINED CONDENSED BALANCE SHEETS


ASSETS                                            September 30,      March 31,
                                                          2000           2000
                                                    (UNAUDITED)
Current Assets:
 Cash and cash equivalents
 (all funds are interest bearing)                    $261,363     $2,553,510

 Accounts receivable                                  295,846        448,838
  Inventories                                         229,421        213,215
 Prepaid expenses, principally
  insurance and real estate taxes                     544,292        620,284
 Deferred operating costs-net of
  deferred revenue-ski facilities                   3,684,377              0
                                                    ---------   ------------

     Total current assets                           5,015,299      3,835,847
                                                    ---------      ---------


Properties:
 Land, principally unimproved
  (19,741 acres per land ledger)                    1,868,505      1,869,709
 Land improvements, buildings
  and equipment                                    52,944,577     52,025,096
                                                   ----------     ----------
                                                   54,813,082     53,894,805
 Less accumulated depreciation
  and amortization                                 34,721,721     33,774,181
                                                   ----------     ----------
                                                   20,091,361     20,120,624
                                                  $25,106,660    $23,956,471

See accompanying notes to unaudited financial statements.


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    September 30,      March 31,
                                                            2000           2000
Current Liabilities:
 Notes Payable-Line of Credit                          $ 700,000     $        0
 Current installments of
  long-term debt                                         865,404        842,152
 Accounts and other payables                             758,396        410,430
 Accrued claims                                          108,240         46,601
 Accrued income taxes                                    120,573        293,113
 Accrued pension expense &
  accrued liabilities                                    931,345      1,154,637
 Deferred revenue                                        283,424        216,899
                                                         -------        -------
     Total current liabilities                         3,767,382      2,963,832
                                                       ---------      ---------

 Long-term debt, less
  current installments                                 7,753,069      7,976,642
                                                       ---------      ---------

Deferred income taxes                                  2,453,338      2,149,945
                                                       ---------      ---------

Deferred income                                          502,433        502,433
                                                         -------        -------

Commitments and Contingencies

Combined  shareholders'  equity: Capital Stock, without par value, stated value
 $.30 per  combined  share,  Blue Ridge and Big  Boulder  each have  authorized
 3,000,000 shares and each have issued 2,198,148 shares as of Sept.30 2000
 and as of March 31, 2000                                659,444        659,444

Capital in excess of stated
 value                                                 1,461,748      1,461,748

Earnings retained in the
 business                                             10,501,064     10,031,343
                                                      ----------     ----------
                                                      12,622,256     12,152,535

LESS: Cost of 272,390 & 250,790
 shares of capital stock in treasury as
 of September 30, 2000 & March 31,2000
 respectively.                                         1,991,818      1,788,916
                                                       ---------      ---------
                                                      10,630,438     10,363,619
                                                     $25,106,660    $23,956,471

See accompanying notes to unaudited financial statements.

                 BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                Three Months Ended          Six Months Ended
                               Sept. 30,  Sept. 30,     Sept. 30,   Sept. 30,
                                   2000       1999          2000        1999
                                   ----       ----          ----        ----

Revenues:
 Ski operations              $        0 $        0    $        0  $        0
 Real estate management       2,391,502  2,351,677     3,584,161   3,469,845
 Rental income                  484,131    508,780       938,514     922,601
                                -------    -------       -------     -------
                              2,875,633  2,860,457     4,522,675   4,392,446
                              ---------  ---------     ---------   ---------
Costs and expenses:
 Ski operations                       0          0             0           0
 Real estate management       1,841,370  1,709,202     2,967,712   2,877,082
 Rental operations              229,985    277,176       449,949     471,868
 General & administra-
  tive expenses                 266,797    263,877       542,928     516,845
                                -------    -------       -------     -------
                              2,338,152  2,250,255     3,960,589   3,865,795
                              ---------  ---------     ---------   ---------

Income from operations          537,481    610,202       562,086     526,651
                                -------    -------       -------     -------

Other income (expense:)
 Interest & other income        536,114    174,726       584,989     253,329
 Interest expense              (184,763)  (179,672)     (364,354)   (345,368)
                              ---------   --------      ---------   --------
                                351,351)    (4,946)      220,635     (92,039)
                               --------     ------       -------    --------

Income before income taxes      888,832    605,256       782,721     434,612
                                -------    -------       -------     -------

Provision for income
  taxes                         313,000    181,220       313,000      97,695
                                -------    -------       -------      ------


Net income, as restated
         in 1999               $575,832   $424,036      $469,721    $336,917
                               ========   ========      ========    ========

Basic and diluted income
per weighted average combined
share as restated in 1999         $0.29      $0.22          0.24       $0.17
                                  =====      =====          ====       =====

See accompanying notes to unaudited financial statements.


                         BLUE RIDGE REAL ESTATE COMPANY
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                   COMBINED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

Six Months Ended September 30,                    2000           1999
                                                  ----           ----

Cash Flows from Operating Activities:
Net Income (Loss)                            $ 469,721   $    336,917
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization                  296,122        294,523
 Deferred income taxes                         303,393        300,540
 Gain on sale of assets                       (522,363)             0
 Deferred revenue                               66,525         63,449
Changes in assets and liabilities:
 Accounts & other receivables                  152,992        (33,262)
 Prepaid expenses and other current assets  (2,948,174)    (2,832,737)
 Accounts payable & accrued liabilities        186,313       (214,556)
 Accrued income taxes                         (172,540)      (119,940)
                                              ---------    -----------
Net cash used by operating activities       (2,168,011)    (2,205,066)
                                           ============    ===========

Cash Flows (used in) from Investing Activities:
 Deferred income                                     0         97,590
 Additions to intangible assets                      0        (35,615)
 Proceeds from disposition of assets           523,567              0
 Additions to properties                      (944,480)    (1,648,178)
                                              ---------    -----------
 Net cash used in investing activities        (420,913)    (1,586,203)
                                              ---------    -----------

Cash flows (used in) from Financing Activities:
 Purchase of treasury stock                   (202,902)       (28,889)
 Proceeds from notes payable, bank              62,360        650,000
 Proceeds from short term financing            700,000        800,000
 Payment of long-term debt                    (262,681)      (216,764)
                                              ---------      --------
Net cash from financing activities             296,777      1,204,347
                                               -------      ---------

Net increase (decrease) in cash &
 cash equivalents                           (2,292,147)    (2,586,922)
                                            -----------     ---------

Cash & cash equivalents beginning of period  2,553,510      2,707,188

Cash and cash equivalents end of period       $261,363       $120,266
                                              ========       ========

Supplemental disclosures of cash
 flow information:
 Cash paid (rcv'd.) during period:
  Interest                                    $364,804       $345,866
  Income taxes                                $179,714       $120,000

                                       -4-

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1. The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.).In the opinion of management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations and the statements of cash flows for the three and six month periods ended September 30, 2000 and September 30, 1999.

         Certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These combined financial statements should be read in conjunction with the financial statements and notes thereto included in the Companies' Annual report on Form 10-K for the year ended March 31, 2000.


2. The Companies and the subsidiaries, under SFAS No. 131 operate in two business segments - Ski Operations and Real Estate Management/Rental Operations.
         The results of operations for the three months are not necessarily indicative of the results to be expected for the full year since the Companies' two ski facilities operate principally during the months of December through March. Costs and expenses net of revenues received in advance attributable to the Ski Operations for the months of April through November are deferred and recognized as revenue and operating expenses, ratably, over the operating period. Therefore revenues and operating expenses of the Real Estate Management/Rental Operations are as disclosed on the statement of operations.
         Depreciation of ski facility fixed assets is calculated over the 12 month period. The expense is deferred until the operating period, at which time it will be recognized ratably.

3. In 1999, the Companies, under a contract with the Pennsylvania Department of Transportation ("PDOT"), began construction of a two-mile sewer line from the Jack Frost treatment plant to a rest station on Interstate Route 80. The monies received from PDOT in 1999 were recorded, net of estimated income taxes, as an extraordinary item. During the fourth quarter of Fiscal 2000, management determined that the amounts received under the contract related to construction of the sewer line should be deferred and recognized as income over the period in which depreciation on those assets is charged. The amounts related to reimbursement of income taxes and non-capital overhead expenses will be recognized as income in the periods in which the related income taxes and overhead expenses are incurred. Accordingly results of operations for 1999 and the first three quarters of 2000 have been restated. The effect on the three and six month periods ended September 30, 1999 was a decrease in the net income of $71,602 ($.03 per share) and $94,590 ($.05 per share).

4. The provision for income taxes for the six months ended September 30, 2000 represents the estimated annual effective tax rate for the year ending March 31, 2001. The effective income tax rate for the first six months of Fiscal 2001 was 40%. State taxes account primarily for the Fiscal 2001 effective rates being greater than the federal statutory rate of 34%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations


Operations for the three and six months ended September 30, 2000 (Fiscal 2001) resulted in net income of .29 and .24 per combined share compared to a net income of $.22 and $.17 per combined share for the three and six months ended September 30, 1999.


Combined revenue of $4,522,675 for the three and six months ended September 30, 2000 represents an increase of $15,176 and 130,229 as compared to the three and six months ended September 30, 1999. Ski operations remained unchanged at $0. Real Estate Management increased $39,825 and $114,316 for the three and six months ended September 30, 1999. Rental Income decreased $24,649 and increased $15,913 for the three and six months ended September 30, 2000 as compared to the three and six months ended September 30, 1999.

Real Estate Management increase in revenue is attributed to festival revenues, recreational activities, rental management operations and property management of homes in our resort communities.

Rental income increase in revenue is from investment properties.

Interest and Other Income increased $361,388 and 331,660 for the three and six months ended September 30, 2000 as compared to the three and six months ended September 30, 1999. This increase was due to the sale of land.

Operating costs increased by $84,977 and $68,711 for the first three and six months of Fiscal 2001 as compared to the three and six months ended September 30, 1999. This increase was due primarily to the continued growth of our summer activities.

General and Administrative expenses for the first three and six months of Fiscal 2001 as compared to the three and six months ended September 30, 1999, increased by $2,920 and $26,083, this fluctuation is the result of a timing difference in the purchase of supplies. Several items are non-recurring services related to repair and maintenance.

Interest expense for the first three and six months of Fiscal 2001, as compared to the three and six months ended September 30, 1999 increased by $5,091 and $18,986. This increase is attributable to an additional mortgage note payable for the East Mountain Lift at Jack Frost Mountain and an increase in the prime interest rate.


Per Share Data
Earnings per share are computed as follows:
                                             6 Mos. Ended      6 Mos.Ended
                                             September 30,    September 30,
                                                      2000             1999
                                             -------------------------------
Net Income                                      $  469,721      $   336,917
                                                ---------------------------
Weighted average combined shares of common
 stock outstanding used to compute basic
 earnings per combined common share              1,929,625        1,971,791
Additional combined common shares to be
 issued assuming exercise of stock options,
 net of combined shares assumed reacquired          10,488           11,037
Combined shares used to complete dilutive
 effect of stock option                          1,940,113        1,982,828
                                                ---------------------------
Basic and diluted earnings per combined
 common share                                        $0.24            $0.17
                                                    -----------------------


Financial Condition, Liquidity and Capital Resources
Working capital as of September 30, 2000 increased by $375,902 as compared to March 31, 2000. This was due principally to an increase in deferred revenue relating to the ski facility.

The change in the balances of accounts receivable and deferred operating costs from March 31, 2000 to September 30, 2000 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.


Moving Forward
Capital expenditures for the First Half of Fiscal 2001 were for various equipment purchases. The Companies, in Fiscal 2001, will continue in the process of developing a motocross park on 50 acres of Company land at Jack Frost Mountain.




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

Date:  November 6, 2000