Form 10-K/A
period 2000-03-31
BLUE RIDGE REAL ESTATE CO
filed 2001-02-14
CIK 12779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A



           (X) ANNUAL REPORTS* PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended MARCH 31, 2000
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from         to

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. (X)

     The aggregate market value of common stock, without par value, stated value $.30 per combined share, held by non-affiliates at June 16, 2000, was $17,582,171. The market value per share is based upon the per share cost of shares as indicated over the counter on March 31, 2000. There is no established public trading market for the Companies' stock.

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

     Specified portions of the Companies' definitive Proxy Statement for the 2000 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and are incorporated herein in entirety.

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

                                   FORM 10-K/A
                                     PART I
ITEM 1.  BUSINESS

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         The information concerning Directors required by Item 10 of Form 10-K is set forth below.
                              ELECTION OF DIRECTORS

     Four directors of each Corporation are to be elected at the Joint Meeting, as set forth by resolution of the Board of Directors.

     The By-Laws of each of the Corporations permit up to eight members to comprise the whole Board of Directors of each Corporation.

     The persons named as proxy agents in the enclosed Proxy Card have advised the Board of Directors of each Corporation that it is their intention to cumulate votes in their discretion among all or less than all of the four nominees for the Board of Directors unless a specific direction to cumulate votes in a particular manner is included on the Proxy Card. If elected, the directors of each Corporation will hold office until the next Annual Meeting of such Corporation when their successors are elected. If any vacancy shall occur because of death or other unexpected occurrence in the slates of nominees listed below for election as directors, the proxy agents have advised the Boards of Directors of the Corporations that it is their intention to vote the proxies for such substitute nominees as may be proposed by or on behalf of the Boards of Directors of each of the Corporations.

     Information with respect to the nominees, the periods during which they have served as directors of each Corporation, their principal occupations and their ages is set forth in the following table:

                   FIRST
                  BECAME
      NAME      DIRECTOR             OCCUPATION (1)                 AGE

Milton Cooper        1983 Chairman and Director, Kimco Realty        71
                          Corporation; Director, Getty Realty Corp.;
                          Mass Mutual Participation Investors-
                          Closed End Investment Co.;
                          Mass Mutual Investors-Closed End
                          Investment Co.

Michael J. Flynn     1990 Chairman of the Board, Blue Ridge          65
                          Real Estate Company and Big Boulder
                          Corporation since 1991; Vice Chairman
                          and Director, Kimco Realty Corporation
                          (since January 1996); Chairman of the
                          Board and President, Slattery
                          Associates, Inc. (November 1987-
                          December 1995)

Allen J. Model       1975 International Consultant, Overseas         54
                          Strategic Consulting, Ltd. (January,
                          1993-Present); Private Investor
                          (1991-1996); Director, Metro West Bank;
                                  Lighting Controls Inc.; Anchor Health
                                          Properties

Wolfgang Traber      1986 Chairman of the Board, Hanseatic           56
                          Corporation (August 1994-Present);
                          Partner and Chief Executive Officer,
                          HCH Hanseatic GmbH (August 1991-
                          August 1994);  Director, Petroleum
                          Heat and Power Company, Inc. and
                          Star Gas Corporation

(1) Unless otherwise noted, the affiliations shown constitute the individual's principal business experience for at least the last 5 years. Directorships in public companies are also identified.

     Each of the nominees for election as director has stated that there is no arrangement or understanding of any kind between him or any other person or persons relating to his election as a director except that such nominees have agreed to serve as a director of the Corporations if elected.

         The directors are to be elected by a plurality of the votes cast at the Joint Meeting. The Board of Directors unanimously recommends a vote FOR each of the nominees.

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

ITEM 11. EXECUTIVE COMPENSATION

         The information concerning Executive Compensation required by Item 11 of Form 10-K is set forth below.

                  2000 ANNUAL COMPENSATION FOR THE TOP OFFICERS

                           Annual Compensation (1)                               Long-Term
                                                                                 Compensation
                                                                                 Awards
                                                                                 Securities
Name and Principal                                           Other Annual        Underlying
                                                                                                          All Other
   Position         Year       Salary($)       Bonus($)      Compensation($)(2)      Options/SARS(#)
                                                                                                          Compensation($)

Gary A. Smith       2000      $125,000       $28,000              $1,506                    0                 0
Chief Executive     1999       125,000        32,000                 570                    0                 0
Officer & President 1998       113,467        30,000               1,070                    0                 0

Melanie Murphy      2000      $ 85,000       $22,000              $1,369                    0                 0
Vice President of   1999        78,269        26,000               1,570                    0                 0
Operations          1998        73,462        24,000               1,447                    0                 0




         (1)  Compensation  is paid to Mr.  Smith and Ms.  Murphy by Blue  Ridge
              Real Estate  Company,  a portion of which is then allocated to Big
              Boulder Corporation.

         (2)      Personal use of Company Vehicle

     Director  Compensation.  An annual  retainer  of $5,000 is paid to Allen J.
Model and  Michael  J.  Flynn.  An annual  retainer  of $1,000 is paid to Milton
Cooper, and Wolfgang Traber. All Directors receive $1,000 for each Board Meeting they attend. Directors do not receive compensation for committee meetings.
Michael J. Flynn, Chairman of the Board, received a $35,000 consulting fee during Fiscal 2000. Mr. Flynn has an Option to Purchase 35,000 shares of Common
Stock at $6.75 per share exercisable to July 1, 2003.

     Employee Benefit Plans. The Corporations have a defined benefit pension plan. Eligible employees of the Corporations and certain of their subsidiaries participate in the pension plan which provides to each such participant annual retirement income beginning at age 65 equal product of (x) 31% of the first
$10,000 of such participant's average compensation for the five highest consecutive years in the last ten year ("final average earnings") prior to retirement during which the employee was most highly paid plus 40% of such earnings in excess of $10,000; and (y) the ratio of the participant's years of credited service (if less than 15 years) to 15 years.

     The table which follows shows the estimated  annual  benefits  payable upon
retirement   to  persons  in  specified   remuneration   and  years  of  service
classifications  under the pension plan. The retirement benefits shown are based upon retirement at the age of 65.

                                                     YEARS OF SERVICE
     AVERAGE SALARY*            5               10               15**
     $   15,000               1,700            3,400            5,100
     $   30,000               3,700            7,400           11,100
     $   45,000               5,700           11,400           17,100
     $   60,000               7,700           15,400           23,100
     $   75,000               9,700           19,400           29,100
     $   90,000              11,700           23,400           35,100
     $  105,000              13,700           27,400           41,100
     $  120,000              15,700           31,400           47,100
     $  135,000              17,700           35,400           53,100
     $  150,000              19,700           39,400           59,100
     $  160,000              21,000           42,000           63,000

     *Based on 5  consecutive  years of highest  earnings  in the last 10 years.
**Minimum number of years of continuous service required to receive maximum pension. Remuneration covered by the pension program includes salary, overtime and awards under an annual incentive program. Mr. Smith has 17 years of credited service and $153,000 remuneration for purposes of the pension program. Ms.
Murphy has 16 years of credited service and $107,000 remuneration for purposes of the pension program.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          __________OWNERS AND MANAGEMENT_________

         The information required by Item 12 of Form 10-K is set forth below.

                                            HOLDINGS OF COMMON STOCK

     The following table sets forth, as reported to the  Corporations as of June
16,  2000,  the number of shares of Common  Stock of each  Corporation  owned or controlled by persons who  beneficially  own more than 5% of each  Corporation's outstanding shares, the nominees for Directors, the Corporations' President, and the Corporations' Vice President and directors as a group:
                                              NUMBER OF SHARES   PERCENT
                                               BENEFICIALLY    OF SHARES
                 NAME                          OWNED (1)     OUTSTANDING

Milton Cooper                                   877,160(2)      45.51%
Michael J. Flynn                                 36,100(3)       1.87%
Allen J. Model                                  287,551(4)      14.92%
Wolfgang Traber                                     -0-           -0-
Gary A. Smith                                       731            *
Melanie Murphy                                       10            *
Peter Model                                     266,014(5)      13.80%
  310 S. Juniper Street
  Philadelphia, Pa. 19107

All Executive Officers and Directors
  Named Above as a Group (6 Persons)          1,201,552(6)      62.34%
*Less than 1%

(1) Beneficial ownership of shares comprises voting power (the power to vote, or direct the voting, of such shares) and/or investment power (the power to dispose, or to direct the disposition, of such shares).

(2) As reflected in Amendment No.7 to Schedule 13D filed with the SEC on December 3, 1997. Includes 67,803 shares as to which Mr. Cooper disclaims beneficial ownership; such shares are owned by KC Holdings, Inc., a corporation for which Mr. Cooper is Chairman of the Board and President. Mr. Cooper owns approximately 7.7% of the outstanding stock of KC Holdings, Inc.

(3) Includes currently exercisable option to purchase 35,000 shares.

(4) As reflected in Amendment No.4 to Schedule 13D filed with the SEC on December 12, 1997. Includes 232,693 shares held as co-trustee, with Peter Model, of the Trust under Paragraph I, Article Sixth of the Last Will and Testament of
Leo Model; 21,663 shares held in trust for himself and his children of which Mr.
Model is trustee with another  person and 1,267 shares held by his wife,  Pamela
Model, as to which Mr. & Mrs. Model share voting and dispositive power.

(5) As reflected in Amendment No.4 to Schedule 13D filed with the SEC on December 12, 1997. Beneficial ownership, for which the Corporations are aware, includes 232,693 shares held as trustee as described in footnote (4)


  above; 11,658 shares to which he exercises sole voting and investment power; and 21,663 shares held in trust for the benefit of Peter
              Model and his children as to which Peter Model, as a trustee, shares voting and investment power.

(6)  Includes option to purchase 35,000 shares identified in footnote (3) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.
PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  ________AND REPORTS ON FORM 8-K________

  A. (1) Financial statements included in Registrants' Fiscal 2000 Annual Report to Shareholders on Pages 2 through 12 are incorporated by reference. The Report of Independent Auditors for the combined financial statements appears on Page 17 of this Form 10-K/A.

  A.  (2)  Financial Statement Schedules

          The following is a list of financial statement schedules filed as part of this Annual Report on Form 10-K. The report of Independent Auditors for the financial statement schedule appears on Page 17 of this Form 10-K/A. All other schedules omitted herein are so omitted because either (1) they are not applicable, (2) the required information is shown in the financial statements, or (3) conditions are present which permit their omission, as set forth in the instructions pertaining to the content of financial statements:

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
              Stock Option Agreement - Michael J. Flynn

    13.1 The Registrants' Fiscal 2000 Annual Report to Shareholders to the extent referred to in the responses to the items of this Annual Report.

              Subsidiaries of the Registrants
    21.1      List of the Subsidiaries of the Registrants (6)
              (1) Filed  September  23,  1966 as an  Exhibit  to Form  10-K  and
                  incorporated herein by reference

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

BLUE RIDGE REAL ESTATE COMPANY             BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION                    BIG BOULDER CORPORATION

By:__/S/______________________             By:  /S/________________________
        Gary A. Smith                           Cynthia A. Barron
        President                               Chief Accounting Officer
Dated:___6-06-00 _____________             Dated:___6-06-00 _______________
         --------                                   --------

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

_______Signature_______       __________Title___________      ____Date___


___/S/_________________                                       __6-07-00__
 Michael J. Flynn             Chairman of the Board
                              Principal Executive Officer
___/S/__________________                                       __6-06-00__
 Gary A. Smith                President
                              Chief Operating Officer
                              Principal Financial Officer
___/S/_________________                                       __6-07-00__
 Milton Cooper                Director

___/S/_________________                                       __6-07-00__
 Allen J. Model               Director

___/S/_________________                                       __6-07-00__
 Wolfgang Traber              Director




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

/S/

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


/S/

PricewaterhouseCoopers LLP

June 4, 1999

Philadelphia, Pennsylvania

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

/S/

PricewaterhouseCoopers LLP

June 4, 1999

Philadelphia, Pennsylvania



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




                 BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
                                       AND
                    BIG BOULDER CORPORATION AND SUBSIDIARIES
                      COMBINED STATEMENTS OF OPERATIONS AND
                        EARNINGS RETAINED IN THE BUSINESS
                 for the years ended March 31, 2000,1999 & 1998

                                                2000               1999           1998
Revenues:
         Ski operations                  $11,565,643        $11,124,018     $12,298,893
         Real estate management            5,417,962          4,926,533       4,610,779
         Rental income                     1,903,314          1,736,929       1,746,323
                                          18,886,919         17,787,480      18,655,995
Costs and expenses:
         Ski operations                   11,135,115         11,293,011      11,395,132
         Real estate management            4,798,647          4,230,279       3,941,009
         Rental income                       936,870            868,536         826,504
         General and administration        1,084,649          1,064,167       1,068,163
                                          17,955,281         17,455,993      17,230,808
         Income from operations              931,638            331,487       1,425,187

Other income (expense):
         Interest and other income          620,203             246,745         131,397
         Interest expense                  (732,201)           (698,913)       (818,994)
                                           (111,998)           (452,168)       (687,597)

Income (loss)before income taxes            819,640            (120,681)        737,590

Provision(credit)for income taxes:
         Current                            382,000)            144,357         248,927
         Deferred                           (43,000)           (185,839)         94,070
                                            339,000             (41,482)        342,997

Net income (loss), as restated in 1999      480,640             (79,199)        394,593

Earnings retained in business:
         Beginning of year                9,550,703           9,629,902       9,235,309
         End of year                    $10,031,343          $9,550,703      $9,629,902

Basic and diluted earnings (loss)per
 weighted average combined share
 as restated in 1999                          $0.24              ($0.04)          $0.20


The  accompanying   notes  are  an  integral  part  of  the  combined  financial statements.



                 BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
                                       AND
                    BIG BOULDER CORPORATION AND SUBSIDIARIES
                        COMBINED STATEMENTS OF CASH FLOWS
                 For the years ended March 31, 2000, 1999 & 1998


                                                     2000          1999              1998
                                                     ----          ----              ----
Cash Flows From Operating Activities:
 Net income (loss)                               $480,640      ($79,199)         $394,593
 Adjustments to reconcile net income (loss)
   to net cash provided by
   operating activities:
Depreciation and amortization                   1,921,237     2,003,891         2,059,272
 Deferred income taxes                            (43,000)     (102,471)           94,070
Gain on sale of assets                            (19,006)       (4,930)          (33,746)
 Changes in operating assets and liabilities:
   Accounts receivable                            110,840        35,178          (164,228)
   Refundable income taxes                              0         8,614            14,532
   Prepaid expenses & other current assets        161,692)     (251,671)          166,428
   Accounts payable & accrued liabilities        (324,934)      497,289            47,746
   Accrued income taxes                           124,596)      (99,368)          129,319
   Deferred revenue                              (111,308)       91,609            44,042
Net cash provided by operating  activities      2,300,757     2,098,942         2,752,028
 Cash Flows From (used in)
 Investing Activities:
   Marketable securities                                0             0           303,096
   Deferred income                                254,246       248,187                 0
   Proceeds from disposition of assets             19,089        16,150            33,773
   Additions to properties                     (2,496,246)   (1,763,597)       (1,804,696)
Net cash used in investing activities          (2,222,911)   (1,499,260)       (1,467,827)
Cash Flows From (used in) Financing
   Activities:
   Borrowings under short-term financi          2,550,000     1,950,000         2,000,000
   Payment of short-term financing             (2,550,000)   (1,950,000)       (2,000,000)
   Additions to long-term debt                    800,000             0         5,331,999
   Payment of long-term debt                     (781,111)     (491,004)       (5,819,521)
   Purchase of treasury stock                    (250,413)     (201,267)          (81,003)
Net cash used in financing activities            (231,524)     (692,271)         (568,525)
Net increase (decrease) in cash & cash
   equivalents                                   (153,678)      (92,589)          715,676
Cash & cash equivalents, beginning of year      2,707,188     2,799,777         2,084,101
Cash & cash equivalents, end of year           $2,553,510    $2,707,188        $2,799,777

Supplemental disclosures of cash flow information: Cash paid during year for:
   Interest                                      $732,458      $714,107          $826,330
   Income taxes                                  $335,395      $214,100          $141,898


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

         Upon sale or retirement of depreciable property, the cost and related accumulated depreciation are removed from the related accounts, and resulting gains or losses are reflected in income.
         Interest, real estate taxes, and insurance costs, including those costs associated with holding unimproved land, are normally charged to expense as incurred. Interest cost incurred during construction of facilities is capitalized as part of the cost of such facilities.
         Maintenance and repairs are charged to expense, and major renewals and betterments are added to property accounts.
         Impairment losses are recognized in operating income as they are determined. The Companies review its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, the Companies calculate the expected future net cash flows to be generated by the asset. If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the difference between the carrying value and the fair value of the asset. No such losses were recognized in the three years ended March 31, 2000.

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


2.  CONDENSED FINANCIAL INFORMATION:

         Condensed  financial  information of the  constituent  Companies,  Blue
Ridge and its subsidiaries and Big Boulder and its subsidiaries, at March 31, 2000, 1999 and 1998 and for each of the periods then ended is as follows:

                                            BLUE RIDGE AND SUBSIDIARIES
-------------------------------------------------------------------------------
                                      2000          1999           1998
-------------------------------------------------------------------------------

FINANCIAL POSITION:
Current assets                  $1,293,937    $1,839,683     $1,902,941
Total assets                    16,237,715    16,096,555    15,896,492
Current liabilities              2,523,048     2,403,281     1,864,255
Shareholders'equity              4,445,461     4,384,868     4,699,630
OPERATIONS:
Revenues                        11,798,218    11,468,148    10,914,914
Income(loss)before taxes           464,004      (185,036)       94,741
Provision(credit)for
 income taxes                      153,000       (71,540)      110,495
Net income (loss)                  311,004      (113,496)      (15,754)
                  BIG BOULDER AND SUBSIDIARIES
-------------------------------------------------------------------------------
                                      2000          1999          1998
------------------------------------------------------------------------------
Current assets                  $2,541,910    $2,385,577    $2,207,029
Total assets                     7,718,756     7,711,200     8,047,488
Current liabilities                440,784       491,654       537,044
Shareholders'equity              5,918,158     5,748,524     5,714,228
OPERATIONS:
Revenues                         7,088,701     6,319,332     7,741,081
Income(loss)before taxes           355,636        64,355       642,849
Provision(credit)for
 income taxes                      186,000        30,058       232,502
Net income (loss)                  169,636        34,297       410,347

3.  SHORT-TERM FINANCING:
         At March 31, 2000, Blue Ridge had an unused line of credit  aggregating
$2,000,000 available for short-term financing, expiring August 31, 2000, which management expects to be renewed. The line of credit bears interest at .25% less than the prime rate.

4.  LONG-TERM DEBT:
        Long-term debt as of March 31, 2000 and 1999 consists of the following:
                                                             2000           1999
Mortgage note payable to bank, interest is LIBOR
plus 160 basis points (7.73% at March 31,
2000) payable monthly with principal
reduction of $18,000 through August 2001.               5,138,999     5,298,499

Mortgage note payable to bank, interest at
80% of the bank's prime rate (7.0% at
March 31, 2000) payable in monthly installments
of $24,187 through Fiscal 2005                          1,572,168     1,862,414

Mortgage note payable to insurance company,
interest fixed at 10.5% payable in monthly
installments of $15,351 including interest
through Fiscal 2014                                     1,337,642     1,379,007


                                                            2000            1999
                                                            ----            ----
Mortgage  note payable to bank,  interest
at 7% payable  monthly with  principle
reduction at $32,500 per month December to
March through 2001                                       129,985         259,985

Mortgage note payable to bank,  interest at
6.84% payable monthly with principle
reduction at $40,000 per month December to
March through 2004                                       640,000               0
                                                       8,818,794       8,799,905
Less current installments                                842,152         461,609
                                                      $7,976,642       8,338,296

Properties at cost,  which have been pledged as collateral  for long-term  debt, include the following at March 31, 2000:
 Investment properties leased to others                                7,650,111
 Ski facilities                                                       19,783,966

The aggregate amount of long-term debt maturing in each of the five years ending subsequent to March 31, 2000, is as follows: 2001-$842,152; 2002- $5,424,227;
2003-$506,847; 2004-$513,085; 2005-$360,010.

5.  INCOME TAXES:
         The provision (credit) for income taxes is as follows:
                                            2000          1999          1998
                                            ----          ----          ----
Currently payable
   Federal                              $382,000      $141,749      $246,896
   State                                       0         2,608         2,031
                                         382,000       144,357       248,927
Deferred:
   Federal                               (43,000)     (185,839)       94,070
   State                                       0             0             0
                                         (43,000)     (185,839)       94,070
                                        $339,000)     ($41,482)     $342,997

A reconciliation  between the amount computed using the statutory federal income tax rate and the provision (credit) for income taxes is as follows:
                                            2000            1999        1998
                                            ----            ----        ----
Computed at statutory rate              $279,000      ($41,032)     $248,272
State net operating losses
subject to valuation allowance            46,000             0        27,311
State income taxes, net of federal
 income tax                                    0         1,721         1,341
Other                                      6,000         5,228             0
AMT (utilization) tax                      8,000        (7,399)       66,073
Provision (credit) for income taxes    ($339,000)     ($41,482)     $342,997

The  components of the deferred tax assets and  liabilities as of March 31, 2000 and 1999 are as follows:
                                                     2000          1999
                                                     ----          ----
Deferred tax asset:
 Reimbursement of cost of sewer line (note 14)   $201,275       $99,275
 Accrued expenses                                  52,472       $74,897
 Net operating loss and AMT credit carryforward   653,977       563,948
 Contribution carryforward                          1,073         1,384
                                                  908,797       739,504
 Less valuation allowance                        (297,336)     (170,702)
                                                  611,461       568,802
Deferred tax liability:
 Depreciation                                  (2,761,406)   (2,761,747)
                                               (2,761,406)   (2,761,747)
 Net deferred tax liability                   ($2,149,945)  ($2,192,945)


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

6.  PENSION BENEFITS:

ASSUMPTIONS                                        2000          1999      1998
-----------                                        ----          ----      ----
Discount Rates used to determine projected
benefit obligations as of March 31,                7.50%         6.75%     7.00%
Expected long-term rates of return on assets       8.50%         8.50%     8.50%
Rates of increase in compensation levels           5.00%         5.00%     5.00%

CHANGE IN BENEFIT OBLIGATION                       2000          1999

Benefit obligation at beginning of year      $3,102,102    $2,708,402
Service cost (net of expenses)                  216,936       184,417
Interest cost                                   208,672       186,169
Plan amendments                                       0             0
Actuarial (gain) loss                          (322,519)      161,653
Benefit payments                               (139,976)     (138,539)
Benefit obligation at end of year            $3,065,215    $3,102,102

CHANGE IN PLAN ASSETS                              2000          1999
Fair value of plan assets at
 beginning of year                           $3,145,730    $3,070,947
Actual return on plan assets                    491,996       243,655
Employer contributions                                0             0
Benefits paid                                  (139,976)     (138,539)
Actual expenses paid during the year            (23,929)      (30,333)
Fair value of plan assets at end of year     $3,473,821    $3,145,730

RECONCILIATION OF FUNDED STATUS OF THE PLAN        2000          1999

Funded status at end of year                   $408,606       $43,628
Unrecognized transition obligation              111,652       120,132
Unrecognized net prior service cost               9,881        10,492
Unrecognized net actuarial gain              (1,025,015)     (501,089)
Net amount recognized at end of year          ($494,876)    ($326,837)

COMPONENTS OF NET PERIODIC BENEFIT COST            2000          1999       1998
                                                   ----          ----       ----
Service Cost                                   $240,936       240,717    177,661
Interest Cost                                   208,672       186,169    170,907
Expected return of plan assets                  282,286       250,562    194,539

Net amortization and deferral:
  Amortization of transition obligation           8,480         8,480      8,480
  Amortization of prior service cost                611           611        611
  Amortization of accumulated gain               (8,374)      (19,911)   (12,463)
  Net amortization and deferral                $    717      ($10,820)   ($3,372)
Total net periodic pension cost                $168,039      $165,504   $150,657


7.  PROPERTIES:
Properties consist of the following at
 March 31, 2000 and 1999:
                                                 2000              1999
                                                 ----              ----
Land, principally unimproved                 $1,869,709      $1,867,655
Land improvements                             4,626,270       3,879,885
Corporate buildings                             470,907         470,907
Buildings leased to others                   10,076,083      10,035,091
Ski facilities:
 Land                                             4,552           4,552
 Land improvements                            8,769,371       7,107,257
 Buildings                                    6,515,956       7,405,053
Machinery & equipment                        19,163,807      19,267,786
Equipment & furnishings                       2,398,150       2,363,092
                                             53,894,805      52,401,278
Less accumulated depreciation                33,774,181      32,855,580
                                            $20,120,624     $19,545,698

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

                                           2000         1999            1998

Net Earnings                           $480,640     ($79,199)       $394,593
Weighted average combined
shares of common stock out-
standing used to compute basic
earnings per combined
common share                          1,962,491    1,980,706       1,993,014
Additional  combined  common
shares to be  issued  assuming
exercise  of stock options, net
of combined shares assumed
reacquired                               10,295       12,346           8,029

Combined shares used to compute
dilutive effect of stock
option                                1,972,786    1,993,052       2,001,043

Basic and diluted earnings per
combined common share                     $0.24       ($0.04)          $0.20



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

BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
AND BIG BOULDER CORPORATION AND SUBSIDIARIES
COMBINED SUMMARY OF SELECTED FINANCIAL DATA

                                              2000          1999          1998
                                              ----          ----          ----
Revenues                               $18,886,919    $17,787,480  $18,655,995
Net income(loss)                           480,640        (79,199)     394,593
Net income(loss)per combined share           $0.24         ($0.04)       $0.20
Cash dividends per combined share                0              0            0
Weighted average number of
 combined shares outstanding             1,962,491      1,980,706    1,993,014
Total assets                            23,956,471     23,807,755   23,943,980
Long-term debt                           8,818,794      8,799,905    9,290,909
Shareholders' equity                    10,363,619     10,133,392   10,413,858

                                                             1997         1996
                                                             ----         ----
Revenues                                              $16,038,000  $15,308,986
Net income(loss)                                          486,806       43,263
Net income(loss)per combined share                          $0.24        $0.02
Cash dividends per combined share                               0            0
Weighted average number of
 combined shares outstanding                            2,004,014    2,004,014
Total assets                                           23,802,737   23,209,690
Long-term debt                                          9,778,431    9,694,167
Shareholders' equity                                   10,100,268    9,613,462

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
RESULTS OF OPERATIONS
FISCAL 2000 VERSUS FISCAL 1999
     For Fiscal Year ended March 31, 2000, the Companies reported net income of $480,640 or $.24 per combined share as compared with a net loss of $(79,199) or $.04 per combined share for Fiscal 1999.
     Combined revenue of $18,886,919 represents an increase of $1,099,439 or 6% when compared to Fiscal 1999.
         Ski Operations increased $441,625 or 4%, and Real Estate Management Operations increased $657,814 or 9% when compared to Fiscal 1999.
     The Ski Operations had approximately 256,000 skiers visit our slopes compared to 257,000 skier visits last season. The decrease of 1,000 skier visits represents a decrease of less than 1%. Revenue per skier was $30 compared to $27 last season for an increase of $3.00 or 10%. Tubing operations had approximately 90,000 tuber visits compared to 86,000 tuber visits last season. The increase of 4,000 tuber visits represents a 5% increase. Revenue per tuber was $13.84 compared to $13.95 last season for a decrease of $.11 or 1%. The ski areas operated for a combined total of 181 days compared to 179 days last season. The food and beverage operation at the ski areas contributed revenue of $8.13 per skier visit. The retail shop operation at the ski areas contributed revenue of $1.97 per skier visit compared to $2.16 the previous season.
     The Real Estate Management Operations increase is attributed to fewer vacancies in investment properties(25%), leasing commissions in resort communities(62%) and fishing and hunting leases(13%). The increases were offset by a decrease in commissions for resale of homes in our resort communities. Disposition of properties occur sporadically and do not follow any pattern during the fiscal year. No major land sales occurred in Fiscal 2000 or Fiscal 1999.
         Operating costs associated with Ski Operations decreased by $157,896 when compared to Fiscal 1999. This decrease is attributed to reduced advertising(59%) and depreciation costs(50%).
         Operating costs associated with Real Estate Management Operations increased by $636,702 when compared to Fiscal 1999. This increase is attributed to increased expenses related to summer activities and the investment properties. General and Administration expenses increased by $20,482 when compared to Fiscal 1999. The increase is attributable to an increase in supplies and services.
         Interest and Other Income increased by $373,458 when compared to Fiscal 1999 This increase is attributable to reimbursement of estimated income taxes and overhead expenses related to the construction of the sewer line(97%) and an increase in disposed assets and resulting gains(3%).
         Interest expense increased by $33,288 when compared to Fiscal 1999.This increase is attributable to an additional mortgage note payable for the East Mountain Lift at Jack Frost Mountain and an increase in the prime interest rate.
         The effective Tax Rate for Fiscal 2000 and 1999 was 41% and 34% respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
RESULTS OF OPERATIONS
FISCAL 1999 VERSUS FISCAL 1998
         For Fiscal Year ended March 31, 1999, the Companies reported net loss of ($79,199) or ($.04) per combined share as compared with a net income of $394,593 or $.20 per combined share for Fiscal 1998.
     Combined revenue of $17,787,480 represents a decrease of $868,515 or 5% when compared to Fiscal 1998.
         Ski Operations decreased $1,174,875 or 10%, and Real Estate Management Operations increased $306,360 or 5% when compared to Fiscal 1998.
         The Ski Operations had approximately 257,000 skiers visit our slopes compared to 293,000 skier visits last season. The decrease of 36,000 skier visits represents a 12% decrease. Revenue per skier was $27 compared to $28 last season for a decrease of $1.00 or 2%. Tubing operations had approximately 86,000 tuber visits compared to 92,000 tuber visits last season. The decrease of 6,000 tuber visits represents a 7% decrease. Revenue per tuber was $13.95 compared to $13.27 last season for an increase of $.68 or 5%. The ski areas operated for a combined total of 179 days compared to 208 days last season. The food and beverage operation at the ski areas contributed revenue of $7.66 per skier visit. The retail shop operation at the ski areas contributed revenue of $2.16 per skier visit compared to $1.83 the previous season.
         The Real Estate Management Operations increase is attributed to fewer vacancies in investment properties(35%), festival revenues(37%), leasing commissions in resort communities(12%), fees for services provided to the Trust of the resort communities(12%), and fishing and hunting leases(4%). The increases were offset by a decrease in commissions for resale of homes in our resort communities. Disposition of properties occur sporadically and do not follow any pattern during the fiscal year. No major land sales occurred in Fiscal 1999 or Fiscal 1998.
         Operating costs associated with Ski Operations decreased by $102,121 when compared to Fiscal 1998. This decrease is attributed to decreased personnel costs due to a reduction in the number of operating days.
         Operating costs associated with Real Estate Management Operations increased by $289,270 when compared to Fiscal 1998. This increase is attributed to increased expenses related to summer activities and the investment properties. General and Administration expenses decreased by $3,996 when compared to Fiscal 1998. The decrease is attributable to a decrease in supplies and services.
         Interest and Other Income increased by $115,348 when compared to Fiscal 1998. This increase is attributable to a reclass of reimbursed estimated income taxes and overhead expenses related to the construction of the sewer line.
         Interest expense decreased by $120,081 when compared to Fiscal 1998. This decrease is attributable to a reduction of debt.
         The effective Tax Rate for Fiscal 1999 and 1998 was 34.4% and 46.5% respectively.

LIQUIDITY AND CAPITAL RESOURCES
     The Combined Statement of Cash Flows reflects net cash provided by operating activities of $2,300,757, $2,098,942, and $2,752,028 in Fiscal 2000,
1999 and 1998 respectively.
     The major capital investments made in Fiscal 2000 were the construction of the TRAXX Motocross Park, upgrade of the East Mountain Lift at Jack Frost Mountain and the purchase of new ticketing computer equipment. The motocross park and the new computer equipment were financed wholly from working cash. The lift upgrade was financed by a mortgage note payable in the amount of $800,000 as detailed in Note 4 of the combined financial statements. The Companies are also investing working capital in the construction of various communication towers, all of which have proposed and/or confirmed tenants.
     During Fiscal 2002 a mortgage note payable to First Union National Bank in the amount of $4,851,000 comes due. The Companies intend to refinance the note and will actively seek a loan commitment from the current lender for such a refinancing. The companies fully expect the refinancing to be accomplished during Fiscal 2001. . During Fiscal 2000, the Companies borrowed against their $2,000,000 line of credit for a period of five months in varying amounts with a maximum of $1,900,000. During Fiscal 1999, the Companies borrowed against their $2,000,000 line of credit for a period of five months in varying amounts with a maximum of $1,850,000. The rate of interest is one quarter of one percentage point (0.25%) less than the Prime Rate.

MOVING FORWARD

         A motocross park is being developed on 50 acres of Company land at Jack Frost Mountain. This facility will include four riding areas from a child's riding section for 5 to 9 year olds to an expert track. An Enduro Trail and All Terrain Vehicle (ATV) rental area are in place. This complex is expected to be a significant revenue generator during the non-ski months.

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

FORM 10-K AVAILABLE

The Companies will furnish to any shareholder, without charge, a copy of their Fiscal Year 2000 Annual Report as filed with the Securities and Exchange Commission on Form 10-K. Written request should be directed to the attention of the Secretary, Blue Ridge Real Estate Company, P. O. Box 707, Blakeslee, PA 18610-0707

CORPORATE PROPERTIES

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