Form 10-Q
period 2000-12-31
BLUE RIDGE REAL ESTATE CO
filed 2001-02-14
CIK 12779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000

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

                            YES___X____ NO__________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report:
                     Class                      Outstanding at December 31, 2000
Common Stock, without par value,                     1,923,784
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

                                      INDEX


                                                                   Page No.

PART I - FINANCIAL INFORMATION

         Item 1-Financial Statements
                   Combined Condensed Balance Sheets
                   December 31, 2000 and March 31, 2000             1 & 2

                  Combined Condensed Statements of
                   Operations - Three Months and Nine
                   Months ended December 31, 2000 and 1999              3

                  Combined Condensed Statements of
                   Cash Flows - Nine Months Ended
                   December 31, 2000 and 1999                           4

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

                 BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
                    BIG BOULDER CORPORATION AND SUBSIDIARIES
                        COMBINED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)




                ASSETS                    December 31,      March 31,
                                                 2000           2000
                                              -------         ------


Current Assets:
 Cash and cash equivalents
 (all funds are interest bearing)         $ 1,525,893     $2,553,510
 Accounts receivable                          833,301        448,838
 Inventories                                  311,185        213,215
 Prepaid expenses, principally
  insurance and real estate taxes             475,476        620,284
 Deferred operating costs-net of
  deferred revenue-ski facilities           4,135,610              0
                                            ---------   ------------

     Total current assets                   7,281,465      3,835,847
                                            ---------      ---------


Properties:
 Land, principally unimproved
  (19,741 acres per land ledger)            1,868,505      1,869,709
 Land improvements, buildings
  and equipment                            53,257,016     52,025,096
                                           ----------     ----------
                                           55,125,521     53,894,805
                                           ----------     ----------

 Less accumulated depreciation
  and amortization                         35,092,775     33,774,181
                                           ----------     ----------
                                           20,032,746     20,120,624
                                           ----------     ----------
                                          $27,314,211    $23,956,471
                                          ===========    ===========



See accompanying notes to unaudited financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

                                         December 31,      March 31,
                                                2000           2000
                                             -------          -----
Current Liabilities:
 Notes Payable-line of credit              $1,950,000     $        0
 Current installments of
  long-term debt                              834,184        842,152
 Accounts and other payables                1,156,498        410,430
 Accrued claims                               128,370         46,601
 Accrued income taxes                         113,206        293,113
 Accrued pension expense                      620,876        494,837
Accrued liabilities                           992,150        659,800
Deferred revenue                              517,169        216,899
                                             --------        -------
     Total current liabilities              6,312,453      2,963,832
                                            ---------      ---------

Long-term debt, less
  current installments                      7,568,404      7,976,642
                                            ---------      ---------

Deferred income taxes                       2,383,153      2,149,945
                                            ---------      ---------

Deferred income                               515,631        502,433
                                              -------        -------

Commitments and Contingencies

Combined  shareholders'  equity:  Capital Stock, without par value, stated value
 $.30 per combined share, Blue Ridge and Big Boulder each have authorized 3,000,000 shares and each have issued 2,198,148 shares as of Dec. 31,
 2000 and as of March 31, 2000                659,444        659,444

Capital in excess of stated
 value                                      1,461,748      1,461,748

Earnings retained in the
 business                                  10,424,038     10,031,343
                                           ----------     ----------
                                           12,545,230     12,152,535
                                           ----------     ----------

LESS: Cost of 274,364 & 250,790
 shares of capital stock in treasury as
 of December 31 2000 & March 31,2000,
 respectively.                              2,010,660      1,788,916
                                            ---------      ---------
                                           10,534,570     10,363,619
                                           ----------     ----------
                                          $27,314,211    $23,956,471
                                          ===========    ===========


See accompanying notes to unaudited financial statements.

                 BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                          Three Months Ended            Nine Months Ended
                           Dec. 31,   Dec. 31,          Dec. 31,  Dec. 31,
                             2000       1999            2000      1999
                             ----       ----            ----      ----

Revenues:
 Ski operations           $2,657,373 $2,293,328    $2,657,373  $2,293,328
 Real estate management      997,071  1,011,876     4,581,232   4,481,721
 Rental income               428,439    410,425     1,366,953   1,333,026
                             -------    -------     ---------   ---------
                           4,082,883  3,715,629     8,605,558   8,108,075
                           ---------  ---------     ---------   ---------
Costs and expenses:
 Ski operations            2,685,046  2,379,330     2,685,046   2,379,330
 Real estate management      966,804    927,013     3,934,516   3,804,095
 Rental operations           220,219    226,078       670,168     697,946
 General & administra-
  tive expenses              267,654    260,675       810,582     777,520
                             -------    -------       -------     -------
                           4,139,723  3,793,096     8,100,312    ,658,891
                           ---------  ---------     ---------   ---------

Income from operations       (56,840)   (77,467)      505,246     449,184
                             --------    -------      -------     -------

Other income (expense:)
 Interest & other income     134,403    120,697       719,392     374,026
 Interest expense           (208,589)  (203,262)     (572,943)   (548,630)
                            ---------  ---------     ---------   ---------
                             (74,186)   (82,565)      146,449    (174,604)
                             --------   --------      -------    ---------

Income (loss) before
 income taxes               (131,026)  (160,032)      651,695     274,580
                            ---------  ---------      -------     -------

Provision (benefit) for
 income taxes                (54,000)  (109,107)      259,000     (11,412)
                             --------  ---------      -------     --------

Income (loss) as
  restated in 1999           (77,026)   (50,925)      392,695     285,992
                             ========   ========      =======     =======


Basic and diluted income (loss)
 per weighted average combined
 share as restated in 1999   ($0.04)     ($0.03)        $0.20       $0.14
                              ======      ======        =====       =====


See accompanying notes to unaudited financial statements.

                         BLUE RIDGE REAL ESTATE COMPANY
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                 COMBINED CONDENSED STATEMENT OF CASH FLOWS FOR
            NINE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                 2000            1999
                                                 ----            ----
Cash Flows used in Operating Activities:
Net income                                   $ 392,695    $   285,992
Adjustments to reconcile net income to net
 cash used in operating activities:
 Depreciation and amortization                 738,853        716,707
 Deferred income taxes                         233,208        305,020
 Gain on sale of assets                       (524,088)             0
 Deferred revenue                              300,270        386,973
Changes in assets and liabilities:
 Accounts & other receivables                 (384,463)        62,254
 Prepaid expenses and other current assets  (3,370,936)    (3,192,752)
 Accounts payable & accrued liabilities      1,286,226        220,709
 Accrued income taxes                         (179,907)      (119,910)
                                              --------       --------
Net cash used in operating activities       (1,508,142)    (1,335,007)
                                            -----------    -----------

Cash Flows used in Investing Activities:
 Deferred Income                                13,198        152,246
 Additions to intangible assets                      0        (35,615)
 Additions to land                                   0         (2,137)
 Proceeds from disposition of assets           525,292             83
 Additions to properties                    (1,370,015)    (2,296,852)
                                            ----------     ----------
 Net cash used in investing activities        (831,525)    (2,182,275)
                                              --------     ----------

Cash flows from Financing Activities:
 Purchase of treasury stock                   (221,744)      (214,292)
 Proceeds from notes payable, bank           2,050,000      2,350,000
 Proceeds from long term debt                   62,360        800,000
 Payment of notes payable, bank               (100,000)      (950,000)
 Payment of long-term debt                    (478,566)      (426,299)
                                              ---------       --------
Net cash from financing activities           1,312,050      1,559,409
                                             ---------       ---------

Net decrease in cash &
 cash equivalents                           (1,027,617)    (1,957,873)

Cash & cash equivalents beginning of period  2,553,510      2,707,188
                                             ---------      ---------

Cash and cash equivalents end of period     $1,525,893       $749,315
                                            ==========       ========

Supplemental disclosures of cash
flow information: Cash paid during period:
  Interest                                    $569,917       $ 539,559
  Income taxes                                $226,783       $ 214,100

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2000, and the results of operations and the statements of cash flows for the three and nine month periods ended December 31, 2000 and 1999.

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

3. In 1999, the Companies, under a contract with the Pennsylvania Department of Transportation ("PDOT"), began construction of a two-mile sewer line from the Jack Frost treatment plant to a rest station on Interstate Route 80. The monies received from PDOT in 1999 were recorded, net of estimated income taxes, as an extraordinary item. During the fourth quarter of Fiscal 2000, management determined that the amounts received under the contract related to construction of the sewer line should be deferred and recognized as income over the period in which depreciation on those assets is charged. The amounts related to reimbursement of income taxes and non-capital overhead expenses will be recognized as income in the periods in which the related income taxes and overhead expenses are incurred. Accordingly results of operations for 1999 and the first three quarters of 2000 have been restated. The effect on the three and six month periods ended December 30, 1999 was a decrease in the net income of $54,656 ($.03 per share) and $152,246 ($.08 per share).

     4. The provision (benefit) for income taxes for the nine months ended December 31, 2000 and December 31, 1999 represents the estimated annual effective tax rate for the year ending March 31, 2001 and 2000, respectively. The effective income tax rate for the first nine months of Fiscal 2000 was 40%, as compared to 34% for the nine months ended December 31, 1999. State taxes account primarily for the Fiscal 2000 effective rates being greater than the federal statutory rate of 34%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Operations for the Third Quarter and First Nine Months of Fiscal 2001 resulted in net income (loss) of $(.04) and $.20 per combined share compared to a net income (loss) of $(.03) and $.14 per combined share for the three and nine months ended December 31, 1999.


Combined revenue of $8,605,558 represents an increase of $367,254 and $497,483 for the third quarter and first nine months of Fiscal 2001 as compared to the three and nine months ended December 31, 1999. Ski operations revenue increased 364,045 for the third quarter and first nine months of Fiscal 2001 as compared to the three and nine months ended December 31, 1999.

The increase in ski operation revenue for the three and nine months of Fiscal 2001 as compared to the three and nine months ended December 31, 1999 is attributable to improved weather conditions as compared to the previous year, resulting in an opening date of 11/24/00 as compared to the opening date of 12/04/99 last year. Real Estate Management decreased $14,805 and increased $99,511 for the third quarter and first nine months of Fiscal 2001 as compared to the three and nine months ended December 31, 1999. Rental Income increased $18,014 and $33,927 for the third quarter and first nine months of Fiscal 2001 as compared to the three and nine months ended December 31, 1999.

Real Estate Management increased for the first nine months of fiscal 2001 as compared to the nine months ended December 31, 1999 due to rental management operations (77%) and increased revenue from communication towers (23%).

Rental income increase for the first nine months of Fiscal 2001 as compared to the nine months ended December 31, 1999 is due to increased rental income from the Dreshertown Plaza Shopping Center (27%) and the Mountains Edge Restaurant (73%).

Interest and Other Income increased $13,706 and $345,366 for the third quarter and first nine months of Fiscal 2001 as compared to the three and nine months ended December 31, 1999. The increase is primarily due to a gain on the disposition of land.

Operating costs (net G & A) increased by $339,648 and $408,359 for the third quarter and first nine months of Fiscal 2001 as compared to the three and nine months ended December 31, 1999. This increase was primarily related to the early opening of the Jack Frost Ski facility.

General and Administrative expenses increased by $6,979 and $33,062 for the third quarter and first nine months of Fiscal 2001 as compared to the three and nine months ended December 31, 1999. This fluctuation is the result of timing differences in the purchase of recurring supplies and services.

Interest expense increased by $5,327 and $24,313 for the third quarter and first nine months of Fiscal 2001 as compared to the three and nine months ended December 31, 1999. This increase is due to an additional mortgage note payable of $800,000 for the East Mountain Lift at Jack Frost Mountain and an increase in the prime interest rate from December 1999 of 1 percentage point.

Per Share Data
Earnings per share are computed as follows:
                                                9 Mos. Ended       9 Mos. Ended
                                                 December 31,      December 31,
                                                        2000              1999
                                              ---------------------------------

Net Income                                        $  392,695       $   285,992
                                                  ----------       -----------
Weighted average combined shares of common
 stock outstanding used to compute basic
 earnings per combined common share                1,927,894         1,967,091
Additional combined common shares to be
 issued assuming exercise of stock options,
 net of combined shares assumed reacquired            10,365            10,691
Combined shares used to complete dilutive
 effect of stock option                            1,938,260         1,977,782
                                                   ---------------------------
Basic and diluted earnings per combined
 common share                                          $0.20             $0.14
                                                       -----------------------

Financial Condition, Liquidity and Capital Resources
Working capital as of December 31, 2000 increased by $96,997 as compared to March 31, 2000. The increase primarily due to the cyclical nature of the Companies' business. The change in the balance of deferred operating costs from March 31, 2000 to December 31, 2000 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March. The Companies have executed a commitment letter to refinance the mortgage note payable to First Union National Bank. The note will be extended for a two year period at similar terms.

Moving Forward
Capital expenditures for the First nine months of Fiscal 2001 were used to expand our Motorcross Park and install snowmaking capability on a portion of this facility to introduce snowmobiling as an amenity to the Jack Frost Mountain Resort. The companies in fiscal 2002 will upgrade its software package for managing the vacation home accommodations adjacent to its ski slopes, and expand its Fernridge Campground with additional cabins, campsites and renovations to comply with its newly acquired liquor license.

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




Date:  February 2, 2001