Form 10-K
period 2001-03-31
BLUE RIDGE REAL ESTATE CO
filed 2001-06-29
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


FORM 10-K



(X) ANNUAL REPORTS* PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended MARCH 31, 2001
OR
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the transition period from         to

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

Registrants' telephone number, including area code:570-443-8433

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value, stated value $.30 per combined share*

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes _X No___ 1

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. (X)

     The aggregate market value of common stock, without par value, stated value $.30 per combined share, held by non-affiliates at June 15, 2001, was $18,222,710. The market value per share is based upon the per share cost of shares as indicated over the counter on March 31, 2001. There is no established public trading market for the Companies' stock.

     Number of shares outstanding of each of the issuer's classes of common stock.

            Class                        Outstanding June 15, 2001
Common Stock, without par value                  1,918,180 Shares
   stated value $.30 per
   combined share

DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the Companies' 2001 Annual Report to Shareholders are incorporated by reference into Part II hereof.

     Specified portions of the Companies' definitive Proxy Statement for the 2001 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

     -------------------- *Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (the "Corporations") and under the By-Laws of the Corporations, shares of the Corporations are combined in unit certificates, each certificate representing the same number of shares of each of the Corporations. Shares of each Corporation may be transferred only together with an equal number of shares of the other Corporation. For this reason, a combined Blue Ridge /Big Boulder Form 10-K is being filed. Except as otherwise indicated, all information applies to both Corporations.


FORM 10-K
PART I
ITEM 1.  BUSINESS

     BLUE RIDGE REAL ESTATE COMPANY

     Blue Ridge Real Estate Company ("Blue Ridge"), which was incorporated in Pennsylvania in 1911, is believed to be one of the largest owners of investment property in Northeastern Pennsylvania. It owns 18,709 acres of land which are predominately located in the Pocono Mountains. These lands are held entirely as investment property. Income is derived from these lands through leases, selective timbering by others, condemnation, sales, and other dispositions. Blue Ridge also owns the Jack Frost Mountain Ski Area which is leased to Jack Frost Mountain Company, a 225-site campground, a retail store leased to Wal-Mart and a shopping center. The ski area, campground retail store and shopping center are more fully described under Item 2. Jack Frost Mountain Company, a wholly-owned subsidiary of Blue Ridge was incorporated in Pennsylvania in 1980 and commenced operations on June 1, 1981. It was created to lease and operate the Jack Frost Mountain Ski Area and to provide certain services to other facilities, such as the Snow Ridge resort community, and to operate recreational facilities located within the Jack Frost Mountain tract. Northeast Land Company, a wholly owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1967. The major assets of the company consist of 103 acres of land in Northeast Pennsylvania. Revenues are from managing the rental homes at Snow Ridge, Blue Heron,
Laurelwoods and Midlake as resort accommodations, and from real estate commissions for the sale of homes at these resort communities, and from Trust and Condo fees for Services to these resort communities. Northeast Land Company also rec eives revenue from a land lease to a Burger King franchise, and leased space on a 196 foot communication tower. BRRE Holdings, Inc., a wholly-owned subsidiary of Blue Ridge, was incorporated in Delaware in 1986. It was established for investment purposes. Blue Ridge employs 26 full-time employees. Jack Frost Mountain Company, which operates the Jack Frost Mountain Ski Area, has 54 full-time employees and during the skiing season there are approximately 500 additional employees. Northeast Land Company has 24 full-time employees.

     BIG BOULDER CORPORATION

     Big Boulder Corporation ("Big Boulder") was incorporated in Pennsylvania in 1949. The major assets of the company are 929 acres of land, which includes a 175 acre lake, the Big Boulder Ski Area, and the Mountains's Edge. The principal source of revenue for Big Boulder is derived from the Big Boulder Ski Area which is leased to Lake Mountain Company. Lake Mountain Company, a wholly-owned subsidiary of Big Boulder Corporation was incorporated in Pennsylvania in 1983 and commenced operations on June 1, 1983. It was created to lease and operate the Big Boulder Ski Area, and operate the recreational facilities as they are located within the Big Boulder Lake tract.
     BBC Holdings, Inc., a wholly-owned subsidiary of Big Boulder, was incorporated in Delaware in 1986. It was established for investment purposes.
     Big Boulder has no employees. Lake Mountain Company, which operates the Big Boulder Ski Area, no longer has any employees. The Lake Mountain Company has been merged with the payroll of Jack Frost Mountain Company. Big Boulder Ski area has 20 full-time employees. During the skiing season, there are approximately 525 additional employees.

     INDUSTRY SEGMENT INFORMATION

     Information with respect to business segments is presented in Note 11 to the Registrants' financial statements included in Item 8.

     The quarterly results of operations for 2001, 2000 and 1999 reflect the cyclical nature of the Companies' business since (a) the Companies' two ski facilities operate principally during the months of December through March and
(b) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses, net of revenues received in advance attributable to the ski facilities for the months of April through November, are deferred and recognized as revenue and operati ng expenses, ratably, over the operating period.

ITEM 2.  PROPERTIES

     A.     BLUE RIDGE REAL ESTATE COMPANY
     The physical properties of Blue Ridge consist of approximately 18,812 acres owned by Blue Ridge and Northeast Land Company, the Jack Frost

4
Mountain  Ski  Area,  the  Fern  Ridge  Campground,   the  Wal-Mart  Store,  the
Dreshertown Shopping Center, a sewage treatment facility, corporate headquarters building, and other miscellaneous facilities.

          SKI FACILITIES

     The Jack  Frost  Mountain  Ski Area,  under  lease to Jack  Frost  Mountain
 Company  since  June 1, 1981,  is located  near  White  Haven,  Carbon  County,
 Pennsylvania, and commenced operations in December 1972. The Jack Frost Mountain Ski Area consists of twenty-one slopes and trails including a snowboard slope, snowmobile course, snowtubing hill, five double chairlifts, two triple chairlifts, one quad chairlift, and various buildings including a Summit Lodge with food service, a cocktail lounge, a ski shop, and a ski rental shop. The total lift capacity per hour is 12,000 skiers. These lifts are in good condition and are operated as needed during the ski season. These facilities are situated on approximately 473 acres owned by Blue Ridge and leased to Jack Frost Mountain Company. The total capital investment in the ski area is $21,218,879, the major portion of which represents the cost of the slopes and trails, chairlifts, snowmaking equipment, water supply, roads and parking areas, and all buildings including the Summit Lodge.
     The remainder is for furnishings and equipment for the Summit Lodge, trucks, maintenance equipment, and miscellaneous outside equipment. At March 31,
     2001 the out-standing debt on the Jack Frost Mountain Ski Area was $930,012. REAL ESTATE MANAGEMENT OPERATIONS The Wal-Mart Store located in Laurens, South Carolina, was acquired in September 1990 for cash consideration of $2,190,470 which was the total capital investment at March 31,2001. The building consists of 70,000 square feet, located on 10.217 acres of land and is leased to Wal-Mart on a triple net basis through January 31, 2039. At March 31, 2001 a mortgage totaling $1,291,719 was outstanding on this property. The Dreshertown Plaza Shopping Center, Dresher, Montgomery County, Pennsylvania, was acquired in July, 1986 for consideration of $4,592,579. The center consists of approximately 101,233 square feet located on approximately 15 acres of land. On March 31, 2001, the center was 97% occupied under leases expiring on various dates from April 30, 2001 to October 31, 2020. The total capital investment in the shopping center is $5,459,641. At March 31, 2001, a mortgage totaling
$4,941,000 was  out-standing  on this property.   The Fern Ridge  Campground is
located at the intersection of Route 115 and Interstate 80 in Monroe County, Pennsylvania. This campground is built on 85 acres and consists of 225 campsites, 75 with water and electric, 25 with rustic cabins and the remaining 125 are wilderness sites. Its operating period is from April 1 through September
30. At March 31, 2001, the Companies' investment in this facility was $930,920. Blue Ridge owns 18,709 acres of land which are predominately located in the Pocono Mountains. The majority of this property is leased to various hunting clubs. Blue Ridge also owns several cottages in the area that are leased to private individuals. Blue Ridge owns and leases to Jack Frost Mountain Company a sewage treatment facility to serve the resort housing at Jack Frost Mountain. The total investment in this facility at March 31, 2001 was $1,227,655 with outstanding debt of $102,503. Blue Ridge also owns The Sports Complex at Jack Frost Mountain which consists of a swimming pool, fitness trail, tennis courts, in-line skate park, motocross/B.M.X. and A.T.V. (All Terrain Vehicle) park and accompanying buildings. The Stretch is an exclusive fishing club. The Corporate Office Building is located on Route 940 and Mosey Wood Road. Northeast Land Company owns 103 acres of land which are located in the Pocono Mountains and a 196 foot communication tower. For the fiscal year ended March 31, 2001, revenues from operations of Blue Ridge and its subsidiaries amounted to $12,367,702. Approximately 48% of this revenue or $5,992,023 was derived from the Jack Frost Mountain Ski Area which operated 122 days during the fiscal year. B. BIG BOULDER CORPORATION The physical properties owned by Big Boulder consist of approximately 929 acres, the Big Boulder Ski Area, a sewage treatment facility, a 200 foot communications tower, and the Mountain's Edge. SKI FACILITIES The Big Boulder Ski Area's physical properties have been leased to Lake Mountain Company since June 1, 1983, and are located in Kidder Township, Carbon County, Pennsylvania. Big Boulder Ski Area commenced operations in 1947. The Big Boulder Ski Area contains fourteen slopes and trails including a snowboard slope, snowtubing hill, five double chairlifts, two triple chairlifts, and various buildings including a base lodge, providing food service, a cocktail lounge, a ski shop and a ski rental service. The total lift capacity per hour is 9,600 skiers. These lifts are in good condition and are operated as needed during the ski season. These facilities are situated on approximatel y 90 acres owned by Big Boulder. The total capital investment in the ski area is $13,470,981. At March 31, 2001, the outstanding debt on the Big Boulder Ski Area was $500,114. REAL ESTATE MANAGEMENT OPERATIONS A sewage treatment facility was constructed by Big Boulder Corporation to serve the resort housing within the Big Boulder tract. The facility has the capacity of treating 225,000 gallons per day and is leased to Lake Mountain Company for operation. The capital investment in the facility at March 31, 2001, was $1,511,847 with an outstanding debt of $269,293 at that date. Big Boulder Corporation constructed the Mountain's Edge which consists of 8,800 square feet and is located on the east shore of Big Boulder Lake, Kidder Township, Carbon County, Pennsylvania. The facility, leased to a private operator, commenced operations in May 1986. The restaurant has dining capacity for 100 patrons. The capital investment in the facility at March 31, 2001 was $1,594,192. Big Boulder owns 929 acres of land which are located in the Pocono Mountains. The Big Boulder Lake Club includes a 175 acre lake, swimming pool, tennis courts, boat docks and accompanying buildings. For the fiscal year ended March 31, 2001, revenues from operations of Big Boulder amounted to $6,528,749. Approximately 81% of this revenue of $5,275,348 was derived from the Big Boulder Ski Area which operated 78 days during that fiscal year. ITEM 3. LEGAL PROCEEDINGS Not applicable. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Not
applicable.   ITEM 4A.  EXECUTIVE  OFFICERS OF THE  REGISTRANTS Age Office Held
Since Michael J. Flynn 66 1991 Chairman of the Board Eldon D. Dietterick 55 1995 Secretary/Treasurer All officers of the Registrants serve for a one-year period or until their election at the first meeting of the Board of Directors after the Annual Meeting of Shareholders. Michael J. Flynn was elected Chairman of the Board of the Registrants on July 11, 1991. He is Vice Chairman of the Board of
Kimco Realty Corporation since January 1996. Mr. Flynn serves as a Director of Kimco Realty Corporation. Mr. Flynn was formerly Chairman of the Board and President of Slattery Associates, Inc. and Director of Slattery Group, Inc. From 1987 to December 1995. Eldon D. Dietterick was appointed Secretary/Treasurer in October, 1998. He has been employed by the Registrants on a full-time basis since January 1985; he was appointed Secretary in October 1996. ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND _______RELATED STOCKHOLDER MATTERS__________ Information required with respect to Registrants' common stock and related shareholder matters is incorporated herein by reference to the caption entitled "Price Range of Common Shares and Dividend Information" on Page 12 of the Fiscal 2001 Annual Report to Shareholders. ITEM 6. SELECTED FINANCIAL DATA Information required with respect to the specified financial data is incorporated herein by reference to Page 13 of the Fiscal 2001 Annual Report to
Shareholders.   ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
________CONDITION AND RESULTS OF OPERATIONS______ Information required with respect to Registrants' financial condition, changes in financial condition and results of operations is incorporated herein by reference to Pages 13 and 14 of the Fiscal 2001 Annual Report to Shareholders. ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA The required financial statements are incorporated herein by reference to Pages 2 through 12 of the Fiscal 2001 Annual Report to
Shareholders. ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS _ON ACCOUNTING AND FINANCIAL DISCLOSURES_____ Not applicable. PART III ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS The information concerning Directors required by Item 10 of Form 10-K is set forth under the caption "Election of Directors" in the Registrants' definitive Proxy Statement for the 2001 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference. The information concerning Executive Officers required by Item 10 of Form 10-K is set forth in Item 4A of this report. CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANTS Employed in Present Age __Position Since___ Carl V. Kerstetter, Director of Marketing 50 1991 Cynthia A. Barron, Controller 37 1996 Carl V. Kerstetter and Cynthia A. Barron have been employed by the Registrants on a full-time basis for more than five years. ITEM 11. EXECUTIVE COMPENSATION The information concerning Executive Compensation required by Item 11 of Form 10-K is set forth under the caption "Renumeration of Executive Officers and Directors" in the registrant's definitive Proxy Statement for the 2001 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference. ITEM
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL __________OWNERS AND MANAGEMENT_________ The information required by Item 12 of Form 10-K is set forth under the caption "Holdings of Common Stock" in the Registrants' definitive Proxy Statement for the 2001 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               ________AND REPORTS ON FORM 8-K________

     A. (1) Financial statements included in Registrants' Fiscal 2001 Annual Report to Shareholders on Pages 2 through 12 are incorporated by reference. The Report of Independent Auditors for the combined financial statements appears on Page 15 of this Form 10-K. A. (2) Financial Statement Schedules The following is a list of financial statement schedules filed as part of this Annual Report on Form 10-K. The report of Independent Auditors for the financial statement schedule appears on Page 14 of this Form 10-K. All other schedules omitted herein are so omitted because either (1) they are not applicable, (2) the required information is shown in the financial statements, or (3) conditions are present which permit their omission, as set forth in the instructions pertaining to the content of financial statements:


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

    10.1.16   First Mortgage, First Union National Bank,
               Dreshertown Plaza Shopping Center,
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
              Stock Option Agreement - Michael J. Flynn

    13.1 The Registrants' Fiscal 2001 Annual Report to Shareholders, to the extent referred to in the responses to the Items of this Annual Report.

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

              Copies of Exhibits are available to Shareholders by contacting Eldon D. Dietterick, Secretary, Blakeslee,PA 18610. A charge of $.25 per page to cover the Registrants' expenses will be made.


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

BLUE RIDGE REAL ESTATE COMPANY     BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION            BIG BOULDER CORPORATION

By:__/S/_____________________      By:  /S/______________________
    Eldon D. Dietterick                  Cynthia A. Barron
    Secretary/Treasurer                  Chief Accounting Officer
Dated:___6-29-01____               Dated:___6-29-01 ____

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

     Each person in so signing also makes, constitutes and appoints Michael J. Flynn, President, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

_______Signature_______   __________Title___________  ____Date___


___/S/_________________                               __6-29-01__
 Michael J. Flynn          Chairman of the Board & President
                           Principal Executive Officer
___/S/__________________                              __6-29-01__
 Eldon D. Dietterick       Secretary/Treasurer

___/S/_________________                               __6-29-01__
 Milton Cooper             Director

___/S/_________________                               __6-29-01__
 Allen J. Model            Director

___/S/_________________                               __6-29-01__
 Wolfgang Traber           Director









INDEPENDENT AUDITORS' REPORT ON
FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Blue Ridge Real Estate Company
and Big Boulder Corporation:


     We have audited the combined financial statements of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the "Companies") as of March 31, 2001, and for the year then ended, and have issued our report thereon dated June 15, 2001; such financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the combined financial statement schedules of the Companies listed in Item 14. These financial statement schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion based on our audit. In our opinion, such combined financial statement
schedules,   when  considered  in  relation  to  the  basic  combined  financial statements taken as a whole, present fairly in all material respects the information set therein.

/S/

Parente Randolph, P.C.
June 15, 2001

Wilkes-Barre, Pennsylvania

















INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Blue Ridge Real Estate Company and
Big Boulder Corporation:

     We have audited the combined balance sheets of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the "Companies") as of March 31, 2001 and 2000, and the related combined statements of operations and earnings retained in the business and cash flows for the years then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits. The combined fi nancial statements of the Companies as of March 31, 1999 were audited by other auditors whose report dated June 4, 1999, expressed an unqualified opinion on those statements. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by managemen t, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the 2001 and 2000 combined financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/

Parente Randolph, P.C.
Wilkes-Barre, Pennsylvania
June 15, 2001


REPORT OF INDEPENDENT ACCOUNTANTS



To Shareholders of
Blue Ridge Real Estate Company
and Big Boulder Corporation

In our opinion, the accompanying combined balance sheet and the related combined statements of operations and earnings retained in the business and cash flows present fairly, in all material respects, the financial position of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the "Companies") at March 31, 1999, and the results of their operations and their cash flows for the years ended March 31, 1999 and 1998 in conformity with accounting principles generally ac cepted in the United States. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examinin g, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



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


/S/

PricewaterhouseCoopers LLP
June 4, 1999

Philadephia, Pennsylvania





















COMBINED SCHEDULE III.

REAL ESTATE AND ACCUMULATED DEPRECIATION  March 31, 2001

Column A        Column B      Column C          Column D

                              Initial Cost       Cost Capitalized
                              to Company           Subsequent To
                                                   Acquisition
                                          Buildings &
Description     Encumbrances     Land   Improvements     Improvements

Land located
in N E PA including
various improvements           1,867,766     49,915    5,485,623

Corporate
Building                                    282,918      187,989

Buildings Leased
to Others
Eastern PA
Exchanged Asset-
Shopping Center    5,700,000     780,700   4,554,235     124,706
Other                      0           0           0   2,436,810
Laurens,SC         1,600,000     276,000   1,914,470           0
TOTAL              7,300,000   2,924,466   6,801,538   8,235,128


                               Column E                 Column F

                      Gross Amount at which Carried
at Close of Period (1)(2)
Land located in
N E PA including              Building               Accumulated
Various improvements   Land   Improvements   Total  Depreciation
                  1,868,506   5,534,798   7,403,304    2,929,206
Corporate Building              470,907     470,907      267,686

Buildings Leased to
Others Eastern PA
Exchanged Asset-
Shopping Center     780,700    4,678,941  5,459,641    2,785,328
Other                     0    2,436,810  2,436,810    1,316,951
Laurens, SC         276,000    1,914,470  2,190,470      659,427
TOTAL             2,925,206   15,035,925  7,961,131    7,958,599


                       Column G      Column H     Column I

                                                  Life on which
                                                  Depreciation in
                       Date of         Date       latest income
                       Contstruction   Acquired   Statement
                                                  is computed

Land located in NE PA
Including various
improvements           Various          Various       5 to 30 Yrs

Corporate Building                      1982         10 to 30 Yrs

Buildings leased to others
Eastern PA Exchanged Asset
Shopping Center        N/A              Various       5 to 30 Yrs
Other                  N/A              Various       5 to 30 Yrs
Laurens, SC            N/A              Various       5 to 30 Yrs
TOTAL

     (1) Activity for the fiscal years ended March 31, 2001, March 31, 2000 & March 31, 1999 is as follows:
                                  2001          2000       1999

 Balance at beginning of year  17,012,095  16,159,756  15,927,399
 Additions during year:
 Improvements                     426,502     418,407     232,439
 (reclassify)                     523,738     434,015           0
                               17,962,335  17,012,178  16,159,838
 Deductions during year:
 Cost of real estate sold           1,204          83          82
 Balance at end of year        17,961,131  17,012,095  16,159,756

(2) The aggregate cost for Federal Income Tax purposes at March 31, 2001 is $16,498,499.

     (3) Activity for the fiscal years ended March 31, 2001, March 31, 2000 & March 31, 1999 is as follows:
                                   2001        2000         1999

 Balance at beginning of year  7,472,074    6,754,807   6,366,443
  Additions during year:
  (Reclassification)              36,316      304,923           0
  Current year depreciation      450,209      412,344     388,364
  Less retirements                     0            0           0
 Balance at end of year        7,958,599    7,472,074   6,754,807



BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION
To Our Shareholders,
     Year 2001 presented a number of challenges and opportunities for our company. The Companies report net income of $252,532 or $.13 per combined share for fiscal 2001 compared to $480,640 and $.24 for the previous year. Financial results fell short of expectations resulting in the re-evaluation of key management positions and structuring the company to meet future growth. Strategic Priorities for 2002

The management team has established the following priorities for the year that will enable our company to be more profitable. Strengthen Customer Service.
Implement customer-training programs for employees and management to improve the quality of services. Maximize current facilities. Additional seating in both lodges, expansion of the Jack Frost Mountain ski rental shop, food service outlets, and construction of a Terrain Park at Big Boulder Ski Area are some of the major improvements planned for next ski season. Keep Building the Team. Keep motivating our dedicated team of employees and managers. Many have valuable experiences in the ski resort and real estate industry. We have enhanced our human resources department to maximize the performance of our current employees and attract a qualified staff. Improve Profit Margin. Accounting policies and controls have been implemented by management to allow for close monitoring of operating costs. Capture Internet Marketing Advantages. Maintain technological leadership by using the Internet for:
* Providing information about the activities and events, accommodations, snow condition reports and real estate opportunities. * Introducing an on-line reservation system for ski / snowboard rental equipment and lift tickets prior to arrival at the resort.
     Profit Center Revenue Enhancement. Winter sports remain our primary business, however, we will continue to investigate new potential profit centers. All existing profit centers will be evaluated as to their contribution to the company.
     Develop New Business Opportunities. Future development opportunities and real estate ventures for the companies' large landholdings are being investigated. Management will continue to monitor the local real estate market and outline a strategy for moving forward. The growth and success of our companies is a result of teamwork. I would like to thank our dedicated employees for helping to make the company profitable.
I am looking forward to the coming year to grow the Company further, improve its economic success and build shareholder value.



                                             Michael J. Flynn
Chairman of the Board and President
Blakeslee, Pennsylvania
June 15, 2001


































BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
AND
BIG BOULDER CORPORATION AND SUBSIDIARIES
COMBINED BALANCE SHEETS
March 31, 2001 and 2000
ASSETS                                       2001            2000
Current Assets:
 Cash and cash equivalents (all funds are
  interest bearing)                     $2,628,839      2,553,510
 Accounts receivable                       429,653        448,838
 Inventories                               141,611        213,215
 Deferred tax asset                        665,095        410,186
 Prepaid expenses and other current assets 403,313        620,284
     Total current assets                4,268,511      4,246,033
 Properties:
   Land, principally unimproved (19,741
     and 19,873, respectively, acres per
     land ledger)                        1,868,505      1,869,709
   Land improvements,
   buildings and equipment              53,754,045     52,025,096
                                        55,622,550     53,894,805
   Less accumulated depreciation &
   amortization                         35,597,696     33,774,181
                                        20,024,854     20,120,624
                                       $24,293,365    $24,366,657

LIABILITIES AND SHAREHOLDERS' EQUITY        2001             2000
Current liabilities:
 Current installments of long-term debt   $757,228       $842,152
 Accounts and other payables               549,847        410,430
 Accrued claims                             80,433         46,601
 Accrued income taxes                       67,387        293,113
 Accrued pension expense                   627,042        494,837
 Accrued liabilities                     1,087,851        659,800
 Deferred revenue                          316,753        145,169
  Total current liabilities              3,486,541      2,892,102
Long-term debt, less current
  installments                           7,277,413      7,976,642
Deferred income taxes                    2,442,178      2,560,131
Other non-current liabilities              204,321         71,730
Deferred income non-current                515,631        502,433
Commitments and contingencies Combined shareholders' equity:
 Capital stock,  without par value,  stated value $.30 per combined share,  Blue
  Ridge and Big Boulder each authorized 3,000,000
  shares, each issued 2,198,148 shares     659,444        659,444
Capital in excess of stated value        1,461,748      1,461,748
Earnings retained in the business       10,283,875     10,031,343
                                        12,405,067     12,152,535
Less cost of 277,221 and 250,790 shares of
 capital stock in treasury as of March 31,
 2001 and 2000, respectively             2,037,786      1,788,916
                                        10,367,281     10,363,619
                                       $24,293,365    $24,366,657


The  accompanying   notes  are  an  integral  part  of  the  combined  financial statements.








































BLUE RIDGE REAL ESTATE COMAPNY AND SUBSIDIARIES AND BIG BOULDER  CORPORATION AND
SUBSIDIARIES  COMBINED  STATEMENTS  OF OPERATIONS  AND EARNINGS  RETAINED IN THE
BUSINESS for the years ended March 31, 2001,2000 & 1999

                                   2001         2000          1999
Revenues:
   Ski operations              $11,267,371  $11,565,643  $11,124,018
   Real estate management        5,761,390    5,417,962    4,926,533
   Rental income                 1,867,690    1,903,314    1,736,929
                                18,896,451   18,886,919   17,787,480
Costs and expenses:
   Ski operations               11,246,003   11,135,115   11,293,011
   Real estate management        4,968,664    4,798,647    4,230,279
   Rental income                   950,258      936,870      868,536
   General and administration    1,768,375    1,084,649    1,064,167
                                18,933,300   17,955,281    7,455,993
     Income (loss)
        from operations            (36,849)     931,638      331,487

Other income (expense):
   Interest and other income       866,127      620,203      246,745
   Interest expense               (736,865)    (732,201)   (698,913)
                                   129,262     (111,998)   (452,168)

Income (loss)before income taxes    92,413      819,640    (120,681)

Provision(credit)for income taxes:
   Current                         259,417      382,000      144,357
   Deferred                       (419,536)     (43,000)   (185,839)
                                  (160,119)     339,000     (41,482)

Net income (loss)                  252,532      480,640     (79,199)

Earnings retained in business:
   Beginning of year            10,031,343    9,550,703    9,629,902
   End of year                 $10,283,875  $10,031,343   $9,550,703

Basic and diluted earnings (loss)per
 weighted average combined share     $0.13        $0.24      ($0.04)



The  accompanying   notes  are  an  integral  part  of  the  combined  financial statements.




BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
AND
BIG BOULDER CORPORATION AND SUBSIDIARIES
COMBINED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2001, 2000 & 1999

                                      2001          2000       1999
Cash Flows From Operating Activities:
 Net income (loss)                 $252,532     $480,640   ($79,199)
 Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
   Depreciation and amortization  1,969,154    1,921,237  2,003,891
 Deferred income taxes             (372,862)     (43,000)  (102,471)
 Gain on sale of assets            (528,242)     (19,006)    (4,930)
 Changes in operating assets and liabilities:
   Accounts receivable               19,185      110,840     35,178
   Refundable income taxes                0            0      8,614
   Prepaid expenses & other current
     assets                         288,575      161,692   (251,671)
   Accounts payable & accrued
     liabilities                    866,096     (324,934)   497,289
   Accrued income taxes            (225,726)     124,596    (99,368)
   Deferred revenue                 171,584     (111,308)    91,609
Net cash provided by operating
   activities                     2,440,296    2,300,757  2,098,942
Cash Flows From (used in) Investing Activities:
   Deferred income                   13,198      254,246    248,187
   Proceeds from disposition of
     assets                         529,446       19,089     16,150
   Additions to properties       (1,874,588)  2,496,246) (1,763,597)
Net cash used in investing
     activities                  (1,331,944) (2,222,911)(1,499,260)
Cash Flows From (used in) Financing
   Activities:
   Borrowings under short-term
     financing                    2,050,000   2,550,000  1,950,000
   Payment of short-
     inancing                    (2,050,000) (2,550,000)(1,950,000)
   Additions to long-term debt            0     800,000          0
   Payment of long-term debt       (784,153)   (781,111)  (491,004)
   Purchase of treasury stock      (248,870)   (250,413)  (201,267)
Net cash used in financing
     activities                  (1,033,023)   (231,524)  (692,271)
Net increase (decrease) in cash
     & cash equivalents              75,329    (153,678)   (92,589)
Cash & cash equivalents,
     beginning of year            2,553,510   2,707,188   2,799,777
Cash & cash equivalents,
     end of year                 $2,628,839  $2,553,510  $2,707,188

Supplemental disclosures of cash flow information: Cash paid during year for:
   Interest                          $736,054    $732,458   $714,107
   Income taxes                      $427,516    $335,395   $214,100


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

     Upon sale or retirement of depreciable property, the cost and related accumulated depreciation are removed from the related accounts, and resulting gains or losses are reflected in income. Interest, real estate taxes, and insurance costs, including those costs associated with holding unimproved land, are normally charged to expense as incurred. Interest cost incurred during construction of facilities is capitalized as part of the cost of such facilities. Maintenance and repairs are charged to expense, and major renewals and betterments are added to property accounts. Impairment losses are recognized in operating income as they are determined. The Companies review their long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, the Companies calculate the expected future net cash flows to be generated by the asset. If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the differenc e between the carrying value and the fair value of the asset. No such losses were recognized in the three years ended March 31, 2001. 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued): INVENTORIES: Inventories consist of food, beverage and retail merchandise and are stated at cost which approximates market, with cost determined using the first-in, first-out method. DEFERRED
REVENUE: Deferred revenues include revenues billed in advance for services and dues which are not yet earned. INCOME TAXES: The Companies' account for income taxes utilizing the asset and liability method of recognizing the tax consequence of transactions that have been recognized for financial reporting or income tax purposes. Among other things, this method requires current recognition of the effect of changes in statutory tax rates on previously provided deferred taxes. Valuation allowances are established, when necessary, to reduce tax assets to the amount expected to be realized. Blue Ridge, including its subsidiaries, and Big Boulder, including its subsidiaries, report as separate entities for federal income tax purposes. State income taxes are reported on a separate company basis. DEFERRED INCOME: Amounts received under a contract with the Pennsylvania Department of Transportation for reimbursement of the cost of a constructed asset are deferred. The amounts will be recognized as income over the period in which depreciation on those assets is charged. This asset has not yet been placed in service. ADVERTISING COSTS: Advertising costs are expensed when incurred. Advertising expense for the years ended March 31, 2001, 2000 and 1999 was $1,538,647, $1,488,268 and $1,580,385, respectively. USE
OF ESTIMATES AND ASSUMPTIONS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. STATEMENT OF CASH FLOWS: For purposes of reporting cash flows, the Companies consider cash equivalents to be all highly liquid investments with maturities of three months or less when acquired. CONCENTRATION OF CREDIT RISK: Financial instruments which potentially subject the Companies to concentration of credit risk consist principally of temporary cash investments. The Companies' temporary cash investments are held by financial institutions. The Companies have not experienced any losses related to these investments. EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share is calculated based on the weighted-average number of shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of stock options. RECLASSIFICATION: Certain reclassifications have been made to conform to current year presentation. RECENT ACCOUNTING
PRONOUNCEMENT:  The Financial  Accounting  Standards  Board issued  Statement of
Financial Standard ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those inst ruments at fair value. SFAS No. 133 is effective for the Companies' fiscal year beginning April 1, 2001, and will not be applied retroactively to the Companies' financial statements of prior periods. The adoption of SFAS No. 133 will have no material effect on the Companies' financial statements.




2.  CONDENSED FINANCIAL INFORMATION:

     Condensed financial information of the constituent Companies, Blue Ridge and its subsidiaries and Big Boulder and its subsidiaries, at March 31, 2001, 2000 and 1999 and for each of the periods then ended is as follows:

               Blue Ridge and Subsidiaries
                              2001         2000          1999
FINANCIAL POSITION:
Current assets           $1,666,123     $1,583,756    $1,839,683
Total assets             16,687,506     16,527,534    16,096,555
Current liabilities       3,125,297      2,451,318     2,403,281
Shareholders'equity       4,404,959      4,445,461     4,384,868
OPERATIONS:
Revenues                 12,367,702     11,798,218    11,468,148
Income(loss)before taxes    (75,807)       464,004      (185,036)
Provision(credit)for
 income taxes              (284,176)       153,000       (71,540)
Net income (loss)           208,369        311,004      (113,496)

                  Big Boulder and Subsidiaries
                             2001           2000          1999
FINANCIAL POSITION:
Current assets           $2,602,388     $2,662,277    $2,385,577
Total assets              7,605,859      7,839,123     7,711,200
Current liabilities         361,244        440,784       491,654
Shareholders'equity       5,962,322      5,918,158     5,748,524
OPERATIONS:
Revenues                  6,528,749      7,088,701     6,319,332
Income(loss)before taxes    168,220        355,636        64,355
Provision(credit)for
 income taxes               124,057        186,000        30,058
Net income (loss)            44,163        169,636        34,297

3. SHORT-TERM FINANCING:
     At March 31, 2001, Blue Ridge had an unused line of credit agreement with a bank aggregating $2,000,000 available for short-term financing, expiring August 31, 2001, which management expects to be renewed. The line of credit bears interest at .25% less than the prime rate (7.75% at March 31,2001). The agreement requires, amoung other things, that the Companies comply with minimum current and total liabilities to tangible net worth ratios and meet a minumum debt service coverage ratio. The companies have met or obtained waivers for each of these covenants.



4. LONG-TERM DEBT:
Long-term debt as of March 31, 2001 and 2000 consists of the following:
                                              2001           2000

Mortgage note payable to bank, interest is LIBOR plus 160 basis points (6.655% at March 31, 2001) payable monthly with Principal reduction of $18,000 through
August 2003                                 4,941,000   5,138,999

Mortgage note payable to bank, interest at 80% of the bank's prime rate (6.4% at March 31, 2001) payable in monthly installments of $24,187 plus interest
through Fiscal 2005                         1,281,922   1,572,168

Mortgage note payable to insurance company, interest fixed at 10.5% payable in monthly installments of $15,351 including interest
through Fiscal 2014                         1,291,719   1,337,642

Mortgage note payable to bank, interest at 7% payable monthly with principle reduction at $32,500 per month December to
March through 2001                                  0     129,985

Mortgage note payable to bank, interest at 6.84% payable monthly with principal reduction at $40,000 per month December to
March through 2004                            520,000     640,000
                                            8,034,641   8,818,794
Less current installments                     757,228     842,152
                                           $7,277,413  $7,976,642

Properties at cost, which have been pledged as collateral for long-term debt, include the following at March 31, 2001:
 Investment properties leased to others                $7,650,111
 Ski facilities                                       $17,418,087

     The aggregate amount of long-term debt maturing in each of the five years ending subsequent to March 31, 2001, is as follows: 2002-$757,228; 2003-$5,231,846; 2004-$513,085; 2005-$360,010; 2006-$198,395; Thereafter
$974,077.





5.  INCOME TAXES:
The provision (credit) for income taxes is as follows:
                                   2001         2000         1999
Currently payable
   Federal                      $259,417     $382,000    $141,749
   State                               0            0       2,608
                                 259,417      382,000     144,357
Deferred:
   Federal                      (315,926)     (43,000)  (185,839)
   State                        (103 610)           0           0
                                (419,536)     (43,000)   185,839)
                               ($160,119)    $339,000   ($41,482)

     A  reconciliation  between the amount computed using the statutory  federal income tax rate and the provision (credit) for income taxes is as follows:
                                    2001         2000        1999
Computed at statutory rate       $31,420     $279,000   ($41,032)
State net operating losses
subject to valuation allowance         0       46,000           0
State income taxes, net of federal
 income tax                            0            0       1,721
Prior year overaccrual          (107,367)           0           0
Other                              3,919        6,000       5,228
AMT (utilization) tax            (88,091)       8,000     (7,399)
Provision(credit)for income
    Taxes                      ($160,119)    $339,000   ($41,482)

     The  components of the deferred tax assets and  liabilities as of March 31,
2001 and 2000 are as follows:
                                               2001          2000
Current deferred tax asset:
 Accrued expenses                          $266,379        52,472
 Deferred revenues                           79,431             0
 State net operating losses and AMT
     credit carryforward                    631,723       653,977
 Contribution carryforward                        0         1,073
 Valuation allowance                       (312,438)    (297,336)

 Current deferred tax asset                 665,095       410,186

Noncurrent deferred tax liability
 Depreciation                            (2,673,786)  (2,761,406)
 Deferred income, sewer line and tower      231,608       201,275

 Noncurrent deferred tax liability       (2,442,178)  (2,560,131)
 Deferred income tax liability, net     ($1,777,083) ($2,149,945)

     At March 31, 2001, the Companies  have $296,957 of Alternative  Minimum Tax
(AMT) credit carryforward available to reduce future federal income taxes. The AMT credit has no expiration date. For state income tax purposes, the Companies have available state net operating loss carryforwards of $3,351,014 which will expire by 2011. The valuation allowance increased by $15,102 during Fiscal 2001 due to additional state net operating losses which are not expected to be utilized.

6.  PENSION BENEFITS:

Assumptions                             2001       2000     1999
Discount Rates used to determine
projected benefit obligations
as of March 31,                         7.25%      7.50%    6.75%
Expected long-term rates of return
on assets                               8.50%      8.50%    8.50%
Rates of increase in compensation
levels                                  5.00%      5.00%    5.00%

Change in Benefit Obligation                     2001        2000
Benefit obligation at beginning of year    $3,065,215  $3,102,102
Service cost(net of expenses)                 213,365     219,936
Interest cost                                 220,819     208,672
Plan amendments                                   0             0
Actuarial (gain) loss                          75,268   (322,519)
Benefit payments                             (151,811)  (139,976)
Benefit obligation at end of year          $3,422,856  $3,065,215




6. PENSION BENEFITS (continued):
Change in Plan Assets                          2001        2000
Fair value of plan assets at
 beginning of year                       $3,473,821    $3,145,730
Actual return on plan assets               (311,801)      491,996
Employer contributions                            0             0
Benefits paid                             (151,811)     (139,976)
Actual expenses paid during the year       (26,706)      (23,929)
Fair value of plan assets at end of year $2,983,503    $3,473,821

Reconciliation of Funded Status of the Plan    2001          2000
Funded status at end of year              ($439,353)     $408,606
Unrecognized transition obligation          103,172       111,652
Unrecognized net prior service cost           9,270         9,881
Unrecognized net actuarial gain           (300,131)   (1,025,015)
Net amount recognized at end of year     ($627,042)    ($494,876)

Components of Net Periodic Benefit Cost  2001      2000     1999
Service Cost                         $238,365  $240,936  $240,717
Interest Cost                         220,819   208,672   186,169
Expected return of plan               287,388   282,286   250,562

Net amortization and deferral:
  Amortization of transition
  obligation                            8,480     8,480     8,480
  Amortization of prior service
  cost                                    611       611       611
  Amortization of accumulated         (48,721)   (8,374) (19,911)
  Net amortization and deferral      $(39,630)     $717 ($10,820)

Total net periodic pension cost      $132,166  $168,039  $165,504

7.  PROPERTIES:
Properties consist of the following at March 31, 2001 and 2000:
                                            2001            2000
Land, principally unimproved          $1,868,505      $1,869,709
Land improvements                       5,534,798       4,626,270
Corporate buildings                       470,907         470,907
Buildings leased to others             10,147,329      10,076,083

Ski facilities:
 Land                                       4,552           4,552
 Land improvements                      7,902,133       8,769,371
 Buildings                              6,528,611       6,515,956
 Machinery & equipment                 19,676,762      19,163,807
Equipment & furnishings                 3,488,953       2,398,150
                                       55,622,550      53,894,805
Less accumulated depreciation and
       Amortization                    35,597,696      33,774,181
                                      $20,024,854     $20,120,624

Buildings  leased to others  include land of $1,056,700 at March 31, 2001,  2000 and 1999.

8. ACCRUED LIABILITIES:
       Accrued liabilities consist of the following at March 31, 2001 and 2000.
                                                2001         2000
       Accrued Payroll                      $693,347     $294,714
       Accrued Security & Other Deposits     133,898      120,415
       Accrued Professional Fees             140,223       29,505
       Accrued - Miscellaneous               120,383      215,166
                                          $1,087,851     $659,800



9.  LEASES:
     The Companies are lessors under various operating lease agreements for the rental of land, land improvements and investment properties leased to others. Rents are reported as income over the terms of the leases as they are earned. A shopping center is leased to various tenants for renewable terms averaging 3.03 years with options for renewal. A store has been net leased until January 2039. Information concerning rental properties and minimum future rentals under current leases as of March 31, 2001, is as follows:

                               Properties Subject To Lease
                                                     Accumulated
                                      Cost           Depreciation
Investment properties leased to
   others                            $7,962,043        $3,524,078
Land and land improvements            3,997,935         1,237,480
Minimum future rentals:
 Fiscal years ending March 31: 2002   1,682,814
                               2003   1,188,267
                               2004   1,042,048
                               2005     856,060
                               2006     851,491
                         Thereafter  15,410,234*
                                    $21,030,914
     *Includes $1,401,750 under a land lease expiring in 2072 and $6,600,835 under a net lease for a store expiring in 2039. There were no contingent rentals included in income for Fiscal 2001, 2000 or 1999.

Under an agreement with a management company relating to the shopping center, in the event of the termination of the management contract or the sale of the property, the management company is entitled to approximately 25% of the fair market value after satisfaction of certain obligations.


10. FAIR VALUE:
     The Companies have estimated the fair value of their financial instruments at March 31, 2001 and 2000 as follows: The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values. The carrying values of variable and fixed rate long-term debt are reasonable estimates of their fair values based on their discounted cash flows at discount rates currently available to the Companies for debt with similar terms and remain ing maturities.


11. QUARTERLY FINANCIAL INFORMATION (Unaudited) The results of operations for each of the quarters in the last two years are presented below.

                                                  Earnings (Loss)
                       Income(loss)                Per Weighted
           Operating      from          Net        Avg. Combined
Quarter    Revenues    Operations    Income (Loss)     Share
2001
1st       $1,647,042       $24,605      ($106,111)        ($0.05)
2nd        2,875,633       537,481        575,832           0.29
3rd        4,082,883        56,840        (77,026)         (0.04)
4th       10,290,893      (655,775)      (140,163)         (0.07)
         $18,896,451      $(36,849)      $252,532          $0.13


2000
1st       $1,531,989      ($83,551)      ($87,119)        ($0.05)
2nd        2,860,457       610,202        424,036           0.22
3rd        3,715,629       (77,467)       (50,925)         (0.03)
4th       10,778,84        482,454        194,648           0.10
         $18,886,919      $931,638       $480,640          $0.24

     The quarterly results of operations for 2001 and 2000 reflect the cyclical nature of the Companies' business since (1) the Companies' two ski facilities operate principally during the months of December through March and (2) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses, net of revenues received in advance attributable to the ski facilities for the months of April through November, are deferred and recognized as revenue and operating expenses , ratably, over the operating period. The fourth quarter of Fiscal 2001 was impacted by a $467,000 severance accrual due to a change in management.

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


SKI OPERATIONS:
Two ski areas located in the Pocono Mountains of Northeastern Pennsylvania.

REAL ESTATE MANAGEMENT/RENTAL OPERATIONS:
Investment properties leased to others located in Eastern Pennsylvania and South Carolina, fees from managing investor-owned properties, principally resort homes, recreational club activities and services to the trusts that operate resort communities, sales of land held for resale and investment purposes, and rental of land and land improvements.
     Income or loss for each segment represents total revenue less operating expenses. General and administrative expenses are allocated to each business segment based on percentage of revenue. Identifiable assets are those utilized in the operation of the respective segments; corporate assets consist principally of cash and non-revenue producing properties held for investment purposes.

                              3/31/01      03/31/00      03/31/99
Revenues:
 Ski operations           $11,267,371   $11,565,643   $11,124,018
 Real estate management/
  Rental operations         7,629,080     7,321,276     6,663,462
                          $18,896,451   $18,886,919   $17,787,480

Income:(loss)
 Ski operations               $21,368       430,528    ($168,993)
 Real estate management/
 Rental operations          1,710,158     1,585,759     1,564,647
                           $1,731,526    $2,016,287    $1,395,654

General & administrative expenses:
 Ski Operations           ($1,061,025)    ($661,636)   ($670,425)
 Real estate management/
 Rental operations           (707,350)     (423,013)    (393,742)
                          ($1,768,375)  ($1,084,649)  ($1,064,167)

Interest and other income:
 Ski Operations               $17,710       $13,995        $2,736
 Real estate management/
 Rental operations            848,417       606,208       244,009
                             $866,127      $620,203      $246,745

Interest expense:
 Ski operations             ($161,016)    ($170,898)   ($141,467)
 Real estate management/
  rental operations          (575,849)     (561,303)    (557,446)
                            ($736,865)    ($732,201)   ($698,913)

Income (loss) before income
  taxes,                      $92,413      $819,640    ($120,681)


    In Fiscal 2001, 2000 and 1999, no one customer represented 10% or more of total revenues.

     Identifiable assets, net of accumulated depreciation at March 31, 2001, 2000 and 1999 and depreciation expense and capital expenditures for the years then ended by business segment are as follows:

                         Identifiable  Depreciation      Capital
      2001                 Assets       Expense      Expenditure
Ski Operations            $10,478,612    $1,373,109   $1,295,402
Real Estate Management/Rental
 Operations                11,916,318       451,993      451,297
Other Corporate             1,898,435       144,052      158,072
             Total        $24,293,365    $1,969,154   $1,904,771

      2000
Ski Operations            $11,660,694    $1,397,361   $2,080,192
Real Estate Management/Rental
 Operations                11,253,397       426,243      330,347
Other Corporate             1,452,566        97,633       85,707
             Total        $24,366,657    $1,921,237   $2,496,246

     1999
Ski Operations            $11,622,619    $1,485,975   $1,249,973
Real Estate Management/Rental
 Operations                $9,858,387       419,891      321,087
Other Corporate             2,326,749        98,025      192,537
             Total        $23,807,755    $2,003,891   $1,763,597

13.  CONTINGENT LIABILITIES AND COMMITMENTS:
The Companies are party to various legal proceedings incidental to their business. Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are possible of assertion against the Companies. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that are not expected to have a material effect on the combined financial position or results of operations of the Companies. Blue Ridge has pledged approximately 20 acres of its leased land (cost $144,786) to serve as collateral, together with the lessee's land improvements, for the lessee's mortgage loan which amounts to approximately $1,264,000 at March 31, 2001.

14.  STOCK OPTIONS AND CAPITAL STOCK:
     During Fiscal 1998, the Companies adopted an employee stock option plan, under which an officer was granted options to purchase shares of the Companies' common stock. The options expire July 1, 2003. Option activity during the periods ended March 31, 2001, 2000 and 1999 is as follows:
                   2001            2000             1999

                          Exercise        Exercise       Exercise
                  Shares   Price   Shares   Price   Shares  Price
                                  <C
Outstanding at
beginning of year:35,000   $6.75   35,000   $6.75   10,000  $6.75
Granted              -       -        -       -        -       -
Exercised            -       -        -       -        -       -
Canceled             -       -        -       -        -       -
Outstanding at
end of year       35,000   $6.75   35,000   $6.75   35,000  $6.75
Options exercisable
At year-end       35,000   $6.75   35,000   $6.75   35,000  $6.75
Option price
range              $6.75            $6.75           $6.75
Weighted average
fair value of
options granted
during year           $-              $-             $-

     The Companies elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options as permitted by SFAS No. 123, "Accounting for Stock Based Compensation." Under APB No. 25, because the exercise price of the employee stock options equals the estimated fair market value of the Companies' underlying stock on the date of the grant, no compensation expense is recognized.

15.  PER SHARE DATA:
     Earnings per share for the years ended March 31, 2001, 2000 and 1999 are computed as follows:
                             2001          2000           1999

Net Earnings                $252,532     $480,640      ($79,199)
Weighted average combined
shares of common stock out-
standing used to compute basic
earnings per combined
common share                1,926,402    1,962,491     1,980,706
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed re-
acquired                       10,195       10,295        12,346

Combined shares used to compute
dilutive effect of stock
option                      1,936,597    1,972,786     1,993,052

Basic and diluted earnings per
combined common share            $0.13        $0.24       ($0.04)




INDEPENDENT AUDITOR'S REPORT

To Shareholders of
Blue Ridge Real Estate Company
and Big Boulder Corporation:

     We have audited the combined balance sheet of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the "Companies") as of March 31, 2001 and 2000, and the related combined statements of operations and earnings retained in the business and cash flows for the year then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits. The combined fina ncial statements of the Companies as of March 31, 1999 were audited by other auditors whose report dated June 4, 1999, expressed an unqualified opinion on those statements.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management , as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2001 and 2000 combined financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Parente Randolph, P.C.
Wilkes-Barre, Pennsylvania
June 15, 2001


PRICE RANGE OF COMMON SHARES AND DIVIDEND INFORMATION

     Prior to May 4, 1993, Blue Ridge Real Estate Company and Big Boulder Corporation common shares were listed and traded as unit certificates on the Over-the-Counter market and were quoted on the NASDAQ National Market System (Symbol: BLRGZ). Effective May 4, 1993, the Companies decided to discontinue their listing with NASDAQ. Subsequent to May 4, 1993, the Companies are aware of limited trades in their common stock; however, Management does not believe such limited activity constitutes an established publ ic trading market.

     The following sets forth the high asked and low bid price quotations as reported on the monthly statistical reports of the National Association of Securities Dealers, Inc. for Fiscal Years 2001 and 2000. No dividends were paid on common stock in either Fiscal Year.

             FISCAL YEAR 2001                  HIGH        LOW
                                               ASKED        BID
                First Quarter                 10.500      9.125
               Second Quarter                 10.500      9.250
                Third Quarter                  9.750      9.250
               Fourth Quarter                 10.875      9.250

              FISCAL YEAR 2000                  HIGH        LOW
                                               ASKED        BID
                First Quarter                 10.500      9.500
               Second Quarter                 10.500      9.250
                Third Quarter                  9.875      9.250
               Fourth Quarter                  9.750      9.125


     The reported quotations represent prices between dealers, do not reflect retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The approximate number of holders of record of common stock on March 31, 2001 and 2000 were 608 and 636, respectively.

BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
AND BIG BOULDER CORPORATION AND SUBSIDIARIES
COMBINED SUMMARY OF SELECTED FINANCIAL DATA

                             2001         2000          1999
Revenues                 $18,896,451   $18,886,919   $17,787,480
Net income(loss)             252,532       480,640       (79,199)
Net income(loss)per
   combined share              $0.13         $0.24        $(0.04)
Cash dividends per
   combined share                  0             0             0
Weighted average number
 of combined shares
 outstanding              1,926,402      1,962,491    1,980,706
Total assets             24,293,365     24,366,657   23,807,755
Long-term debt            8,034,641      8,818,794    8,799,905
Shareholders' equity     10,367,281     10,363,619   10,133,392

                                           1998            1997
Revenues                             $18,655,995      $16,038,000
Net income(loss)                         394,593          486,806
Net income(loss)per combined share           .20            $0.24
Cash dividends per combined share              0                0
Weighted average number of
 combined shares outstanding           1,993,014        2,004,014
Total assets                          23,943,980       23,802,737
Long-term debt                         9,290,909        9,778,431
Shareholders' equity                  10,413,858       10,100,268

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Results of Operations

FISCAL 2001 VERSUS FISCAL 2000
     For Fiscal Year ended March 31, 2001, the Companies reported net income of $252,532 or $.13 per combined share as compared with a net income of $480,640 or $.24 per combined share for Fiscal 2000. Combined revenue of $18,896,451 represents an increase of $9,532 or less than 1% when compared to Fiscal 2000.Ski Operations decreased $298,272 or 3%, and Real Estate Management
Operations increased $307,804 or 4% when compared to Fiscal 2000.
     The Ski Operations had approximately 247,000 skiers visit our slopes compared to 256,000 skier visits last season. The decrease of 9,000 skier visits represents a decrease of 4%. Revenue per skier was $31 compared to $30 last season for an increase of $1.00 or 3%. Tubing operations had approximately 83,000 tuber visits compared to 90,000 tuber visits last season. The decrease of 7,000 tuber visits represents an 8% decrease. Revenue per tuber was $15.18 compared to $13.84 last season for an increase of $1.34 or 9%. The ski areas operated for a combined total of 200 days compared to 181 days last season. The food and beverage operations at the ski areas contributed revenue of $6.79 per skier visit. The retail shop operations at the ski areas contributed revenue of $2.12 per skier visit compared to $1.97 the previous season.
     The Real Estate Management Operations increase is attributed to commissions for resale of homes in our resort communitites (37%), fees for contract services provided to the homeowners of the resort communities (53%), and fishinig and hunting leases (10%). The increases were offset by a decrease in festival revenues and fees for services provided to the trusts of the resort communities. Disposition of properties occur sporadically and do not follow any pattern during the fiscal year. In Fiscal 2001, 132 acres of land was sold for $521,607 with a basis of $1,204. No major land sales occurred in Fiscal 2000.


     Operating costs associated with Ski Operations increased by $110,888 when compared to Fiscal 2000. This increase is attributed to seasonal labor costs. Operating costs associated with Real Estate Management Operations increased by $183,405 when compared to Fiscal 2000. This increase is attributed to increased expenses related to summer activities and the investment properties. General and Administration expenses increased by $683,726 when compared to Fiscal 2000. The increase is primarily due to severance expenses of $466,922 relating to management changes. The remaining increase is due to professional fees. Interest and Other Income increased by $245,924 when compared to Fiscal 2000. This increase is attributable to reimbursement of estimated income taxes (25%) and overhead expenses related to the construction of the sewer line (15%) and an increase in disposed assets and resulting gains (60%). Interest expense increased by $4,664 when compared to Fiscal 2000. This increase is primarily attributable to an increase in LIBOR. The effective Tax Rate for Fiscal 2001 and 2000 was 34% and 41% respectively.




FISCAL 2000 VERSUS FISCAL 1999
     For Fiscal Year ended March 31, 2000, the Companies reported net income of $480,640 or $.24 per combined share as compared with a net loss of $(79,199) or $.04 per combined share for Fiscal 1999. Combined revenue of $18,886,919 represents an increase of $1,099,439 or 6% when compared to Fiscal 1999.
     Ski Operations increased $441,625 or 4%, and Real Estate Management Operations increased $657,814 or 9% when compared to Fiscal 1999.
     The Ski Operations had approximately 256,000 skiers visit our slopes compared to 257,000 skier visits last season. The decrease of 1,000 skier visits represents a decrease of less than 1%. Revenue per skier was $30 compared to $27 last season for an increase of $3.00 or 10%. Tubing operations had approximately 90,000 tuber visits compared to 86,000 tuber visits last season. The increase of 4,000 tuber visits represents a 5% increase. Revenue per tuber was $13.84 compared to $13.95 last season for an decrease of $.11 or 1%. The ski areas operated for a combined total of 181 days compared to 179 days last season. The food and beverage operation at the ski areas contributed revenue of $8.13 per skier visit. The retail shop operations at the ski areas contributed revenue of $1.97 per skier visit compared to $2.16 the previous season.
     The Real Estate Management Operations increase is attributed to fewer vacancies in investment properties (25%), leasing commissions in resort communities (62%), and fishing and hunting leases (13%). The increases were offset by a decrease in commissions for resale of homes in our resort communities. Disposition of properties occur sporadically and do not follow any pattern during the fiscal year. No major land sales occurred in Fiscal 2000 or Fiscal 1999. Operating costs associated with Ski Operations decreased by $157,896 when compared to Fiscal 1999. This decrease is attributed to reduced advertising (50%) and depreciation costs (50%). Operating costs associated with Real Estate Management Operations increased by $636,702 when compared to Fiscal 1999. This increase is attributed to increased expenses related to summer activities and the investment properties. General and Administration expenses increased by $20,482 when compared to Fiscal 1999. The increase is attributable to an increase in supplies and services.
Interest and Other Income increased by $373,458 when compared to Fiscal 1999. This increase is attributable to reimbursement of estimated income taxes and overhead expenses related to the construction of the sewer line (97%) and an increase in disposed assets and resulting gains (3%). Interest expense increased by $33,288 when compared to Fiscal 1999. This increase is attributable to an additional mortgage note payable for the East Mountain Lift at Jack Frost Mountain and an increase in the prime interest rate.
The effective Tax Rate for Fiscal 2000 and 1999 was 41% and 34% respectively.

















BOARD OF DIRECTORS
     Milton Cooper
          Chairman, Kimco Realty Corporation;
          Director, Getty Petroleum Corp.;
          Director, Kimco Realty Corporation
     Michael J. Flynn
          Chairman of the Board and President of the Companies;
          Vice Chairman and Director, Kimco Realty Corporation
     Allen J. Model
          Private Investor, Model Entities
     Wolfgang Traber
          Chairman of the Board, Hanseatic Corporation & Co. N.Y.
The above Directors serve both Companies.

OFFICERS
     Michael J. Flynn
          President
     Eldon D. Dietterick
         Secretary/Treasurer
     Christine A. Liebold
         Assistant Secretary
     Cynthia A. Barron
         Controller

The above Officers serve both Companies.



TRANSFER AGENT
     HSBC Bank USA
          New York, New York


INDEPENDENT AUDITORS
     Parente Randolph, PC
          Wilkes Barre, Pennsylvania














NOTICE OF ANNUAL MEETINGS

The Annual Meetings of Shareholders of Blue Ridge Real Estate Company and Big Boulder Corporation will be announced with mailing of Proxy Material in July.

     FORM 10-K AVAILABLE The Companies will furnish to any shareholder, without charge, a copy of their Fiscal Year 2001 Annual Report as filed with the Securities and Exchange Commission on Form 10-K. Written request should be directed to the attention of the Secretary, Blue Ridge Real Estate Company, P.
O. Box 707, Blakeslee, PA 18610-0707

CORPORATE PROPERTIES

Resorts in the Pocono Mountains
     Big Boulder Ski Area
     Jack Frost Mountain
     Fern Ridge Campground
Investment Properties
     Dreshertown Plaza Shopping Center
          Dresher, Montgomery County, Pennsylvania
     Wal-Mart Store, Laurens, South Carolina
     The Mountains Edge, Lake Harmony, Pennsylvania

Land Holdings
     Blue Ridge
          18,709 acres of land, held for investment
     Big Boulder
          929 acres of land, held for investment
     Northeast Land Company
          103 acres of land
Recreational Areas
     "The Stretch" on the Tunkhannock
     Porter Run Hunting Preserve
     Splatter (Paintball game)
     TRAXX, Motocross, ATV and BMX Park
     Wheels, In-Line Skate and Board Park
     Hub, Mountain Bike Facility