Form 10-Q
period 2001-06-30
BLUE RIDGE REAL ESTATE CO
filed 2001-08-13
CIK 12779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2001

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

                            YES___X____ NO__________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report:
              Class                  Outstanding at June 30, 2001
Common Stock, without par value,                    1,918,180
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

                                      INDEX



                                                                  Page No.

PART I - FINANCIAL INFORMATION

         Item 1-Financial Statements
                   Combined Condensed Balance Sheets
                   June 30, 2001 and March 31, 2001                1 & 2

                  Combined Condensed Statements of
                   Operations - Three Months ended
                   June 30, 2001 & 2000                               3
                  Combined Condensed Statements of
                   Cash Flows - Three Months Ended
                   June 30, 2001 & 2000                               4
                  Notes to Financial Statements                       5

         Item 2-Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                  6 & 7
PART II - OTHER INFORMATION
                  Signatures                                          8

                 BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
                    BIG BOULDER CORPORATION AND SUBSIDIARIES
                        COMBINED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)



ASSETS                                                 June 30,       March 31,
                                                          2001            2001

Current Assets:
      Cash and cash equivalents
                  (all funds are interest bearing) ...   $1,489,629   $2,628,839
      Accounts receivable ............................      360,533      429,653
      Inventories ....................................      146,096      141,611
      Deferred tax asset .............................      713,722      665,095
      Prepaid expenses, principally
                  insurance and real estate taxes ....      501,957      403,313
      Deferred operating costs - net of
                  deferred revenue - ski facilities ..    1,301,367            0
                                                                      ----------
              Total current assets ...................    4,513,304    4,268,511
                                                           --------    ---------

Properties:
   Land, principally unimproved (19,741
        acres per land ledger) .....................     1,868,505     1,868,505
   Land improvements, buildings and equipment ......    53,753,843    53,754,045
                                                                     -----------
                                                        55,622,348    55,622,550
   Less accumulated depreciation and amortization ..    36,096,390    35,597,696
                                                                     -----------
                                                        19,525,958    20,024,854
                                                                     -----------
                                                       $24,039,262   $24,293,365
                                                                     ===========
See accompanying notes to unaudited financial statements.



                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                              June 30,      March 31,
                                                 2001           2001
Current Liabilities:

 Current installments of
 long-term debt                            $  718,578     $  757,228
Accounts and other payables                   529,883        549,847
Accrued claims                                145,195         80,433
Accrued income taxes                          (48,627)        67,387
Accrued pension expense                       669,042        627,042
Accrued liabilities                         1,025,915      1,087,851
Deferred revenue                              439,167        316,753
     Total current liabilities              3,527,780      3,486,541

 Long-term debt, less
  current installments                      7,137,251      7,277,413

 Deferred income taxes                      2,442,178      2,442,178

 Other non-current liabilities                157,974        204,321

 Deferred income non-current                  515,631        515,631

Commitments and Contingencies

Combined  shareholders'  equity:
  Capital Stock, without par value,
 stated value  $.30 per  combined  share,
 Blue  Ridge and Big  Boulder  each
 have authorized  3,000,000 shares and each
 have issued 2,198,148 shares as of June
 30, 2001 and as of March 31, 2001            659,444        659,444

Capital in excess of stated
 value                                      1,461,748      1,461,748

Earnings retained in the
 business                                   10,201,138    10,283,875
                                            12,322,330    12,405,067
LESS: Cost of 279,968 and 277,221
 shares of capital stock in treasury as
 of June 30, 2001 & March 31, 2001
 respectively.                              2,063,882      2,037,786
                                           10,258,448     10,367,281
                                          $24,039,262    $24,293,365



See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              June 30,       June 30,
                                                 2001           2000
Revenues:
 Ski operations                            $        0     $        0
 Real estate management                       620,094        632,918
 Summer recreation operations                 524,961        559,741
 Rental income                                443,345        454 383
                                             --------        -------
                                            1,588,400      1,647,042
Costs and expenses:
 Ski operations                                     0              0
 Real estate management                       579,162        596,894
 Summer recreation operations                 525,553        529,448
 Rental operations                            240,895        219,964
 General & administrative expenses            251,326        276,131
                                             --------       --------
                                            1,596,936      1,622,437

Income (loss)from operations                   (8,536)        24,605
                                               -------        ------

Other income (expense:)
 Interest & other income                       15,560         48,875
 Interest expense                            (135,805)      (179,591)
                                              -------        -------
                                             (120,245)      (130,716)

Loss before income taxes                     (128,781)      (106,111)
                                             ---------      ---------

Benefit for income taxes                      (46,044)             0

Net loss                                      (82,737)      (106,111)
                                             =========      =========


Basic and diluted loss per weighted
 average combined share                        ($0.04)       ($0.05)



See accompanying notes to unaudited financial statements.


                         BLUE RIDGE REAL ESTATE COMPANY
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                   COMBINED CONDENSED STATEMENT OF CASH FLOWS
                THREE MONTHS ENDED JUNE 30, 2001 & JUNE 30, 2000
                                   (UNAUDITED)

                                                    2001         2000
Cash Flows from Operating Activities:
Net (Loss)                                      $ (82,737)    $(106,111)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization                    503,281       481,837
 Deferred income taxes                            (46,044)        1,891
 Gain on sale of assets                              (358)       (3,000)
Changes in assets and liabilities:
 Accounts & other receivables                      69,120        52,582
 Prepaid expenses and other current assets     (1,404,496)   (1,767,556)
 Accounts Payable & accrued liabilities           (21,485)      147,530
 Accrued income taxes                             (69,970)     (172,570)
 Deferred revenue                                 122,414       296,287
 Net cash used in operating activities           (930,275)   (1,069,110)

Cash Flows (used in) from Investing Activities:
Proceeds from disposition of assets                18,707         3,000
 Additions to properties                          (22,734)     (259,115)
Net cash used in investing activities              (4,027)     (256,115)

Cash flows (used in) from  Financing  Activities:
 Borrowings  under  short-term  financing
 Payment of long-term debt                       (178,812)     (119,596)
 Purchase of Treasury stock                       (26,096)     (202,902)
 Net cash used in financing activities          ( 204,908)    ( 322,498)

Net decrease in cash and
 cash equivalents                              (1,139,210)   (1,647,723)

Cash and cash equivalents, beginning
of period                                       2,628,839     2,553,510

Cash and cash equivalents,
 end of period                                 $1,489,629      $905,787
Supplemental  disclosures of cash
 flow information:
 Cash  paid  during  period:
  Interest                                       $140,650      $179,780
  Income taxes                                    $70,311

See accompanying notes to unaudited financial statements.


                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of Management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and the results of operations and the statements of cash flows for the three month periods ended June 30, 2001 and June 30, 2000.

         Certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These combined financial statements should be read in conjunction with the financial statements and notes thereto included in the Companies' Annual report on Form 10-K for the year ended March 31, 2001.

     2. The Companies and the subsidiaries, under SFAS No. 131, operate in three business segments - Ski Operations, Real Estate Management/Rental Operations and Summer Recreation Operations. The results of operations for the three months are not necessarily indicative of the results to be expected for the full year since the Companies' two ski facilities operate principally during the months of December through March. Costs and expenses net of revenues received in advance attributable to the Ski Operations for the months of April through November are deferred and recognized as revenue and operating expenses, ratably, over the operating period. Therefore revenues and operating expenses of the Real Estate Management/Rental Operations and Summer Recreation Operations are as disclosed on the statement of operations. Depreciation of ski facility fixed assets is calculated over the 12-month period. The expense is deferred until the operating period, at which time it will be recognized ratably.


     3. The benefit for income taxes for the three months ended June 30, 2001 represents the estimated annual effective tax rate for the year ending March 31, 2002. The effective income tax rate for the first three months of Fiscal 2002 was 34%.

     4. Reclassifications have been made to the June 30, 2000 Combined Condensed Financial Statements to reflect changes in presentation for the three months ended June 30. 2001. Namely, Summer Recreation Operations are reported as a separate segment of the Companies.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operations for the three months ended June 30, 2001 (Fiscal 2002) resulted in a net loss of $(.04) per combined share compared to a net loss of $(.05) per combined share for the three months ended June 30, 2000.


Combined revenue of $1,588,400 represents a decrease of $58,642 as compared to the three months ended June 30, 2000. Ski operations remained unchanged at $0. Real Estate Management decreased $12,824 and Rental Income decreased $11,038. Summer recreation activities decreased $34,780.


Real Estate Management decrease in revenue is attributed to property management of homes in our resort communities.


Rental income decrease in revenue is from the Dreshertown Plaza Shopping Center.


Summer recreational activities decrease in revenue is attributed to Splatter Paintball (75%) and The Irish Festival (25%).


Interest and Other Income decreased $33,315. This decrease was due to interest income received from a pending land transaction in the previous fiscal year (30%), reduced interest income or cash investments (58%), a reduction in income from the disposition of assets (8%) and the elimination of interest income on a leased vehicle (4%).


Operating costs decreased by $696 during the first three months of Fiscal 2002 as compared to the three months ended June 30, 2000.


     General and Administrative expenses for the first three months of Fiscal 2002 as compared to the three months ended June 30, 2000, decreased by $24,805, this fluctuation is the result of a reduction in compensation (20%), vehicle expense (38%) and supplies and services (42%).

Interest expense for the first three months of Fiscal 2002, as compared to the three months ended June 30, 2000, decreased by $43,786. This decrease is attributable to a reduction in debt on the Dreshertown Plaza Shopping Center (61%) and the payoff of the Jack Frost Mountain compressor loan (39%).

Per Share Data

Loss per share are computed as follows;
                                                    3 Mos ended      3 Mos ended
                                                      June 30,         June 30,
                                                      2001             2000

Net Loss                                             $ (82,737)      $(106,111)
Weighted average combined shares of common
 stock outstanding used to compute basic
 earnings per combined common share .............    1,918,429       1,933,491
Additional combined common shares to be
 issued assuming exercise of stock options,
 net of combined shares assumed reacquired ......       11,518          10,240
Combined shares used to complete dilutive
 effect of stock option .........................    1,929,947       1,943,731

Basic and diluted loss per combined
                                  common share          $(.04)          $(.05)


Financial Condition, Liquidity and Capital Resources

Working capital as of June 30, 2001, increased by $203,554 as compared to March 31, 2001. The increase is primarily due to the cyclical nature of the Companies' business. The change in the balance of deferred operating costs from March 31, 2001 to June 30, 2001 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.


Moving Forward

Capital expenditures for the First Quarter of Fiscal 2001 were for various equipment purchases. The Companies, in Fiscal 2002 will be constructing a rental shop addition at Jack Frost Mountain, a snowboard terrain park will be placed in service at Big Boulder Ski Area, and a new groomer will also be purchased for Jack Frost Mountain.


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

                                    FORM 10-Q



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





                           BLUE RIDGE REAL ESTATE COMPANY
                               BIG BOULDER CORPORATION
                                    (Registrant)






                                    (Signature)
                                     Eldon D. Dietterick
                                     Vice President/Treasurer





                                   (Signature)
                                    Cynthia A. Barron
                                    Chief Accounting Officer


Date:  August 14, 2001