Form 10-Q
period 2001-09-30
BLUE RIDGE REAL ESTATE CO
filed 2001-11-14
CIK 12779

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q
     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2001

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
I.R.S. Employer Identification Number:   24-0822326 (Big Boulder)

Address of principal executive office:   Blakeslee,Pennsylvania
                             Zip Code:   18610
Registrant's telephone number, including area code:(570)-443-8433

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES___X____          NO__________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report: Class Outstanding at September 30, 2001 Common Stock, without par value, 1,917,180 stated value $.30 per combined share*

     *Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (referred to as the "Corporations") and under the by-laws of the Corporations, shares of the Corporations are combined in unit certificates, each certificate representing the same number of shares of each of the Corporations. Shares of each Corporation may be transferred only together with an equal number of shares of the other Corporation. For this reason, a combined Blue Ridge/Big Boulder Form 10-Q is being filed. Except as otherwise indicated, all information applies to both Corporations.

                              INDEX



                                                       Page No.

PART I - FINANCIAL INFORMATION

      Item 1-Financial Statements
           Combined Condensed Balance Sheets
           September 30, 2001 and March 31, 2001          1 & 2

          Combined Condensed Statements of
           Operations - Three Months and Six
 Months ended September 30, 2001 and 2000           3

          Combined Condensed Statements of
           Cash Flows - Six Months Ended
           September 30, 2001 and 2000                        4

          Notes to Financial Statements                       5


     Item 2-Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                   6 & 7


PART II - OTHER INFORMATION                                    8

      Signatures                                               9























         BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
            BIG BOULDER CORPORATION AND SUBSIDIARIES
               COMBINED CONDENSED BALANCE SHEETS



     ASSETS                          September 30,      March 31,
                                             2001           2001
                                       (UNAUDITED)      (AUDITED)

Current Assets:
 Cash and cash equivalents
 (all funds are interest bearing)        $324,233     $2,628,839

 Accounts receivable                      471,720        429,653
 Inventories                              124,471        141,611
 Deferred tax asset                       579,224        665,095
 Prepaid expenses, principally
  insurance and real estate taxes         539,963        403,313
 Deferred operating costs-net of
  deferred revenue-ski facilities       2,724,515              0

     Total current assets               4,764,126      4,268,511


Properties:
 Land, principally unimproved
  (19,741 acres per land ledger)        1,868,505      1,868,505
 Land improvements, buildings
  and equipment                        53,929,308     53,754,045
                                       55,797,813     55,622,550
 Less accumulated depreciation
  and amortization                     36,557,029     35,597,696
                                       19,240,784     20,024,854
                                      $24,004,910    $24,293,365






See accompanying notes to unaudited financial statements.




LIABILITIES AND SHAREHOLDERS' EQUITY

                                    September 30,      March 31,
                                            2001           2001
                                      (UNAUDITED)      (AUDITED)
Current Liabilities:
 Notes Payable-Line of Credit          $ 100,000     $        0
 Current installments of
  long-term debt                         719,965        757,228
 Accounts and other payables             898,165        549,847
 Accrued claims                          209,770         80,433
 Accrued income taxes                          0         67,387
 Accrued pension expense                 711,042        627,042
 Accrued liabilities                     802,484      1,087,851
 Deferred revenue                        230,151        316,753
     Total current liabilities         3,671,577      3,486,541

 Long-term debt, less
  current installments                 6,996,728      7,277,413

Deferred income taxes                  2,446,472      2,442,178

Other non-current liabilities             84,077        204,321

Deferred income non-current              515,631        515,631

Commitments and Contingencies

Combined shareholders' equity:
 Capital Stock, without par value,
 stated value $.30 per combined share,
 Blue Ridge and Big Boulder each have
 authorized 3,000,000 shares and each have
 issued 2,198,148 shares as of Sept.30, 2001
 and as of March 31, 2001                659,444        659,444

Capital in excess of stated
 value                                 1,461,748      1,461,748

Earnings retained in the
 business                             10,243,615     10,283,875
                                      12,364,807     12,405,067

LESS: Cost of 280,968 and 277,221
 shares of capital stock in treasury as
 of September 30, 2001 & March 31,2001
 respectively.                         2,074,382      2,037,786
                                      10,290,425     10,367,281
                                     $24,004,910    $24,293,365


See accompanying notes to unaudited financial statements.

                                -2-
           BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
                BIG BOULDER CORPORATION and SUBSIDIARIES
              COMBINED CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                   Three Months Ended          Six Months Ended
                   Sept. 30,  Sept. 30,     Sept. 30,   Sept. 30,
                      2001       2000          2001        2000

Revenues:
 Ski operations $          0  $       0   $        0  $        0
 Real estate
  management         766,192    775,464    1,386,286   1,408,382
 Summer recreation
  operations       1,429,423  1,616,038    1,954,384   2,175,779
 Rental income       613,325    484,131    1,056,670     938,514
                   2,808,940  2,875,633    4,397,340   4,522,675
Costs and expenses:
 Ski operations            0          0            0           0
 Real estate
  management         620,411     676,130   1,199,573   1,273,024
 Summer recreation
  operations       1,274,218   1,165,240   1,799,771   1,694,688
 Rental operations   346,285     229,985     587,180     449,949
 General & administra-
  tive expenses      289,047     266,797     540,373     542,928
                   2,529,961   2,338,152   4,126,897   3,960,589

Income from
  operations         278,979     537,481     270,443     562,086

Other income (expense:)
 Interest &
  other income        22,969     536,114      38,529     584,989
 Interest expense   (123,262)   (184,763)   (259,067)   (364,354)
                    (100,293)    351,351    (220,538)    220,635

Income before
  income taxes       178,686     888,832      49,905     782,721

Provision for income
  taxes              136,209     313,000      90,165     313,000

Net income           $42,477    $575,832    ($40,260)    $469,721

Basic and diluted income
per weighted average
combined share         $0.02       $0.29      ($0.02)      $0.24

See accompanying notes to unaudited financial statements.



                  BLUE RIDGE REAL ESTATE COMPANY
             BIG BOULDER CORPORATION and SUBSIDIARIES
            COMBINED CONDENSED STATEMENT OF CASH FLOWS
   SIX MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
(UNAUDITED)
                                              2001        2000
Cash Flows from Operating Activities:
Net Income(Loss)                           ($40,260)     $469,721
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
 Depreciation and amortization              298,917      296,122
 Deferred income taxes                       92,748      303,393
 Gain on sale of assets                      (1,108)    (522,363)
Changes in assets and liabilities:
 Accounts & other receivables               (42,067)     152,992
 Prepaid expenses and other current
  assets                                 (2,152,396)  (2,948,174)
 Accounts payable & accrued liabilities     156,044      186,313
 Accrued income taxes                       (69,970)    (172,540)
 Deferred revenue                           (86,602)      66,525
Net cash used in operating activities    (1,844,694)  (2,168,011)

Cash Flows (used in) from Investing Activities:
 Proceeds from disposition of assets         19,457     523,567
 Additions to properties                   (224,825)   (944,480)
 Net cash used in investing activities     (205,368)   (420,913)

Cash flows (used in) from Financing Activities:
 Borrowings under short-term financing      100,000     700,000
 Additions to long-term debt                             62,360
 Payment of long-term debt                 (317,948)   (262,681)
 Purchase of treasury stock                 (36,596)   (202,902)
Net cash from(used in)financing activities (254,544)    296,777

Net decrease in cash &
 cash equivalents                        (2,304,606)  (2,292,147)

Cash & cash equivalents beginning
 of period                                2,628,839    2,553,510

Cash and cash equivalents end of period    $324,233     $261,363

Supplemental disclosures of cash
 flow information:
 Cash paid during period:
  Interest                                 $265,024     $364,804
  Income taxes                             $136,311     $179,714





NOTES TO UNAUDITED FINANCIAL STATEMENTS

     1. The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and the results of operations and the statements of cash flows for the three and six month periods ended September 30, 2001 and September 30, 2000.

     Certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These combined financial statements should be read in conjunction with the financial statements and notes thereto included in the Companies' Annual report on Form 10-K for the year ended March 31, 2001.

     2. The Companies and the subsidiaries, under SFAS No. 131 operate in three business segments - Ski Operations, Real Estate Management/Rental Operations and Summer Recreation Operations. The results of operations for the three and six months are not necessarily indicative of the results to be expected for the full year since the Companies' two ski facilities operate principally during the months of December through March. Costs and expenses net of revenues received in advance attributable to the Ski Operations for the months of April through November are deferred and recognized as revenue and operating expenses, ratably, over the operating period. Therefore revenues and operating expenses of the Real Estate Management/Rental Operations and Summer Recreation Operations are as disclosed on the statement of operations.

     Depreciation of ski facility fixed assets is calculated over the 12-month period. The expense is deferred until the operating period, at which time it will be recognized ratably.

     3. The provision for income taxes for the three and six months ended September 30, 2001 represents the estimated annual effective tax rate for the year ending October 31, 2001. The effective income tax rate for the first six months of Transition Period 2001 was 34%.

     4. Reclassifications have been made to the September 30, 2000 Combined Condensed Financial Statements to reflect changes in presentation for the three and six months ended September 30, 2001. Namely, Summer Recreation Operations are reported as a separate segment of the Companies.

     5. During an executive session held on August 28 , 2001 the Board of Directors approved a change in the fiscal year end from March 31 to October 31. This change will result in a seven month 2001 Transition Period ended October 31, 2001. The purpose is to allow a more natural business year and to conform the companies reporting period to that of the majority stockholder's financial statements.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Results of Operations


     Operations for the three and six months ended September 30, 2001 (Transition Period 2001) resulted in net income of $.02 and ($.02) per combined share compared to a net income of $.29 and $.24 per combined share for the three and six months ended September 30, 2000.


     Combined revenue of $2,808,940 and $4,397,340 for the three and six months ended September 30, 2001 represents a decrease of $66,693 and $125,335 as compared to the three and six months ended September 30, 2000. Ski operations remained unchanged at $-0-. Real Estate Management decreased $9,272 and $22,096 for the three and six months ended September 30, 2001 as compared to the three and six months ended September 30, 2000. Summer Recreation Operations decreased by $186,615 and $221,395 for the three and six months ended September 30, 2001 as compared to the three and six months ended September 30, 2000. Rental Income increased $129,194 and $118,156 for the three and six months ended September 30, 2001 as compared to the three and six months ended September 30, 2000.

     Real  Estate  Management  decrease  in  revenue  is  attributed  to  rental
management   operations   and  property   management  of  homes  in  our  resort
communities.

     Rental income increase in revenue is from investment properties, mainly an increase in the revenues earned in the Dreshertown Plaza.

Summer Recreational Operations decrease is due to decreased festival revenue.

     Interest and Other Income decreased $513,145 and $546,460 for the three and six months ended September 30, 2001 as compared to the three and six months ended September 30, 2000. This decrease was due to the sale of land in the prior fiscal year. -6- Operating costs increased by $169,559 and $168,863 for the three and six months ended September 30, 2001 as compared to the three and six months ended September 30, 2000. This increase was due to increased advertising costs associated with Splatter paintball (20%), increased festival expenses (20%) and increased real estate taxes (60%) resulting from a change in real estate tax expense recognition on the Dreshertown Plaza.

     General and Administrative expenses for the three and six months ended September 30, 2001 as compared to the three and six months ended September 30, 2000, increased by $22,250 and decreased by $2,555, this resulted from fluctuations in supplies and services (50%) and repairs and maintenance (50%).

     Interest expense for the three and six months ended September 30, 2001 as compared to the three and six months ended September 30, 2000 decreased by $61,501 and $105,287. This decrease is attributable to a reduction in the prime interest rate (24%), paydowns of notes payable (64%), and lower draws on the line of credit (12%).



Per Share Data
Earnings per share are computed as follows:
                                     6 Mos. Ended    6 Mos.Ended
                                     September 30,  September 30,
                                            2001            2000

Net Income (Loss)                           ($40,260)    $469,721
Weighted average combined shares of common
 stock outstanding used to compute basic
 earnings per combined common share        1,917,971    1,929,625
Additional combined common shares to be
 issued assuming exercise of stock options,
 net of combined shares assumed reacquired    12,295       10,488
Combined shares used to complete dilutive
 effect of stock option                    1,930,266    1,940,113
Basic and diluted earnings per combined
 common share                                 ($0.02)       $0.24


     Financial Condition, Liquidity and Capital Resources Working capital as of September 30, 2001 increased by $310,579 as compared to March 31, 2001. The increase is primarily due to the cyclical nature of the Companies' business. The change in the balance of deferred operating costs from March 31, 2001 to September 30, 2001 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.



Moving Forward Capital  expenditures for the six months ended September
30, 2001 were for various equipment purchases. The Companies, in Fiscal 2002, will purchase a new groomer for Jack Frost Mountain, complete construction of the rental shop addition at Jack Frost Mountain, and the snowboard terrain park at Big Boulder Ski Area.


     PART II - OTHER INFORMATION The Companies have no matters to report with respect to Items 1, 2, 3, 4, 5, and 6(A) and (B).
FORM 10-Q

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                    BLUE RIDGE REAL ESTATE COMPANY
                       BIG BOULDER CORPORATION
                           (Registrant)





                              (Signature)
                               Eldon D. Dietterick
                               Executive Vice-President/Treasurer



                              (Signature)
                               Cynthia A. Barron
                               Chief Accounting Officer





Date:  November 7, 2001