Form 10-K
period 2001-10-31
BLUE RIDGE REAL ESTATE CO
filed 2002-01-29
CIK 12779

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                              FORM 10-K



    ( ) ANNUAL REPORTS* PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES ACT OF 1934 (FEE REQUIRED)
        For the fiscal year ended
                                 OR
    (X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the transition period from 4/01/01 to 10/31/01

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


                                    Page - 1

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:
                     Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. (X)

     The aggregate market value of common stock, without par value, stated value $.30 per combined share, held by non- affiliates at February 8, 2002, was $21,088,980. The market value per share is based upon the per share cost of shares as indicated over the counter on October 31, 2001. There is no established public trading market for the Companies' stock.

   Number of shares outstanding of each of the issuer's classes of common stock.

       Class                        Outstanding February 8, 2002
Common Stock, without par value                  1,917,180
Shares stated value $.30 per
combined share

                 DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the Companies' 2001 Annual Report to Shareholders are incorporated by reference into Part II hereof.

     Specified portions of the Companies' definitive Proxy Statement for the 2001 Transition Period Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

__________________

     *Under a Security Combination Agreementbetween Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (the "Corporations") and under the By-Laws of the Corporations, shares of the Corporations are combined in unit certificates, each certificate representing the same number of shares of each of the Corporations. Shares of each Corporation may be transferred only together with an equal number of shares of the other Corporation. For this reason, a combined Blue Ridge /Big Boulder Form 10-K is being filed. Except as otherwise indicated, all information applies to both Corporations.


                                    Page - 2

                                 FORM 10-K
                                   PART I
ITEM 1.  BUSINESS

   BLUE RIDGE REAL ESTATE COMPANY

     Blue Ridge Real Estate Company ("Blue Ridge"), which was incorporated in Pennsylvania in 1911, is believed to be one of the largest owners of investment property in Northeastern Pennsylvania. It owns 18,709 acres of land which are predominately located in the Pocono Mountains. These lands are held entirely as investment property. Income is derived from these lands through leases, selective timbering by others, condemnation, sales, and other dispositions. Blue Ridge also owns the Jack Frost Mountain Ski Area, which is leased to Jack Frost Mountain Company, a 225-site campground, a retail store leased to Wal-Mart and a shopping center. The ski area, campground, retail store and shopping center are more fully described under Item 2.

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

     Northeast Land Company, a wholly owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1967. The major assets of the company consist of 103 acres of land in Northeast Pennsylvania. Revenues are from managing the rental homes at Snow Ridge, Blue Heron, Laurelwoods and Midlake as resort accommodations, from real estate commissions for the sale of homes at these resort communities, and from Trust and Condo fees for Services to these resort communities. Northeast Land Company also receives revenue from a land lease to a Burger King franchise, and leased space on a 196-foot communication tower.

     BRRE  Holdings,   Inc.,  a  wholly-owned  subsidiary  of  Blue  Ridge,  was
incorporated in Delaware in 1986. It was established for investment purposes.

     Blue Ridge employs 24 full-time employees. Jack Frost Mountain Company, which operates the Jack Frost Mountain Ski Area, has 44 full-time employees and during the skiing season there are approximately 500 additional employees. Northeast Land Company has 20 full-time employees.


                                    Page - 3

   BIG BOULDER CORPORATION

     Big Boulder Corporation ("Big Boulder") was incorporated in Pennsylvania in 1949. The major assets of the company are 929 acres of land, which includes a 175-acre lake, the Big Boulder Ski Area, and the Mountain's Edge. The principal source of revenue for Big Boulder is derived from the Big Boulder Ski Area which is leased to Lake Mountain Company.

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

     Big Boulder has no employees. Lake Mountain Company, which operates the Big Boulder Ski Area, no longer has any employees. The Lake Mountain Company has been merged with the payroll of Jack Frost Mountain Company. Big Boulder Ski area has 11 full- time employees. During the skiing season, there are approximately 525 additional employees.

   INDUSTRY SEGMENT INFORMATION

     Information with respect to business segments is presented in Note 13 to the Registrants' financial statements included in Item 8.

     The quarterly results of operations for seven months ended October 31, 2001 and Fiscal years 2001 and 2000 reflect the cyclical nature of the Companies' business since (a) the Companies' two ski facilities operate principally during the months of December through March and (b) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses, net of revenues received in advance attributable to the ski facilities for the months of April through November, are deferred and recognized as revenue and operating expenses, ratably, over the operating period.

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


                                    Page - 4

     SKI FACILITIES

     The Jack  Frost  Mountain  Ski Area,  under  lease to Jack  Frost  Mountain
Company since June 1, 1981, is located near White Haven, Carbon County, Pennsylvania, and commenced operations in December 1972. The Jack Frost Mountain Ski Area consists of twenty-one slopes and trails including a snowboard slope, snowmobile course, snowtubing hill, five double chairlifts, two triple chairlifts, one quad chairlift, and various buildings including a Summit Lodge with food service, a cocktail lounge, a ski shop, and a ski rental shop. The total lift capacity per hour is 12,000 skiers. These lifts are in good condition and are operated as needed during the ski season. These facilities are situated on approximately 473 acres owned by Blue Ridge and leased to Jack Frost Mountain Company. The total capital investment in the ski area is $21,264,704, the major portion of which represents the cost of the slopes and trails, chairlifts, snowmaking equipment, water supply, roads and parking areas, and all buildings including the Summit Lodge. The remainder is for furnishings and equipment for the Summit Lodge, trucks, maintenance equipment, and miscellaneous outside equipment. At October 31, 2001 the out-standing debt on the Jack Frost Mountain Ski Area was $835,860.


     REAL ESTATE MANAGEMENT OPERATIONS

     The Wal-Mart Store located in Laurens, South Carolina, was acquired in September 1990 for cash consideration of $2,190,470 which was the total capital investment at October 31,2001. The building consists of 70,000 square feet, located on 10.217 acres of land and is leased to Wal-Mart on a triple net basis through January 31, 2039. At October 31, 2001 a mortgage totaling $1,262,628 was outstanding on this property.

     The Dreshertown Plaza Shopping Center, Dresher, Montgomery County, Pennsylvania, was acquired in July 1986 for consideration of $4,592,579. The center consists of approximately 101,233 square feet located on approximately 15 acres of land. On October 31, 2001, the center was 97% occupied under leases expiring on various dates from November 30, 2001 to October 31, 2021. The total capital investment in the shopping center is $5,459,641. At October 31, 2001, a mortgage totaling $4,815,000 was out-standing on this property.

     The Fern Ridge Campground is located at the intersection of Route 115 and Interstate 80 in Monroe County, Pennsylvania. This campground is built on 85


                                    Page - 5
acres and consists of 225 campsites, 75 with water and electric, 25 with rustic cabins and the remaining 125 are wilderness sites. Its operating period is from April 1 through September 30. At October 31, 2001, the Companies' investment in this facility was $994,727.

     Blue Ridge owns 18,709 acres of land which are predominately located in the Pocono Mountains. The majority of this property is leased to various hunting clubs. Blue Ridge also owns several cottages in the area that are leased to private individuals.

     Blue Ridge owns and leases to Jack Frost Mountain Company a sewage treatment facility to serve the resort housing at Jack Frost Mountain. The total investment in this facility at October 31, 2001 was $1,227,655 with outstanding debt of $88,965.

     Blue Ridge also owns The Sports Complex at Jack Frost Mountain which consists of a swimming pool, fitness trail, tennis courts, motocross/B.M.X. and A.T.V. (All Terrain Vehicle) park and accompanying buildings. The Stretch is an exclusive fishing club. The Corporate Office Building is located on Route 940 and Mosey Wood Road.

     Northeast Land Company owns 103 acres of land which are located in the Pocono Mountains and a 196 foot communication tower.

     For the seven months ended October 31, 2001, revenues from operations of Blue Ridge and its subsidiaries amounted to $3,782,404. Jack Frost Mountain Ski Area had no ski revenue during this period.

     B. BIG BOULDER CORPORATION

     The physical properties owned by Big Boulder consist of approximately 929 acres, the Big Boulder Ski Area, a sewage treatment facility, a 200 foot communications tower, and the Mountain's Edge.

     SKI FACILITIES

     The Big Boulder Ski Area's physical properties have been leased to Lake Mountain Company since June 1, 1983, and are located in Kidder Township, Carbon County, Pennsylvania. Big Boulder Ski Area commenced operations in 1947. The Big Boulder Ski Area contains fourteen slopes and trails including a snowboard terrain park, snowtubing hill, five double chairlifts, two triple chairlifts, and various buildings including a base lodge, providing food service, a cocktail lounge, a ski shop and a ski rental service. The total lift capacity per hour is 9,600 skiers. These lifts are in good condition and are operated as needed


                                    Page - 6
during the ski season. These facilities are situated on approximately 90 acres owned by Big Boulder. The total capital investment in the ski area is $13,475,696. At October 31, 2001, the outstanding debt on the Big Boulder Ski Area was $434,061.

     REAL ESTATE MANAGEMENT OPERATIONS

     A sewage treatment facility was constructed by Big Boulder Corporation to serve the resort housing within the Big Boulder tract. The facility has the capacity of treating 225,000 gallons per day and is leased to Lake Mountain Company for operation. The capital investment in the facility at October 31, 2001, was $1,511,847 with an outstanding debt of $233,726 at that date.

     Big Boulder Corporation constructed the Mountain's Edge Restaurant which consists of 8,800 square feet and is located on the east shore of Big Boulder Lake, Kidder Township, Carbon County, Pennsylvania. The facility, leased to a private operator, commenced operations in May 1986. The restaurant has dining capacity for 100 patrons. The capital investment in the facility at October 31, 2001 was $1,594,192.

     Big Boulder owns 929 acres of land which are located in the Pocono Mountains. The Big Boulder Lake Club includes a 175-acre lake, swimming pool, tennis courts, boat docks and accompanying buildings.

     For the seven months ended October 31, 2001, revenues from operations of Big Boulder amounted to $979,663. Big Boulder Ski Area had no ski revenue during this period.

  ITEM 3.   LEGAL PROCEEDINGS

     Not applicable.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

  ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANTS

                             Age     Office Held Since
     Patrick M. Flynn        25         2001
     President

     Eldon D. Dietterick     56         1995
     Executive Vice-President/Treasurer

     All officers of the Registrants serve for a one-year period or until their election at the first meeting of the Board of Directors after the Annual Meeting of Shareholders.


                                    Page - 7

     Patrick M. Flynn was appointed President in October 2001. He is the Director of Real Estate at Kimco Realty Corporation.

     Eldon D. Dietterick was appointed Executive Vice-President/Treasurer in October, 2001. He has been employed by the Registrants on a full-time basis since January 1985; he was appointed Secretary/Treasurer in October 1998.

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Information required with respect to Registrants' common stock and related shareholder matters is incorporated herein by reference to the caption entitled "Price Range of Common Shares and Dividend Information" on Page 13 of the Transition Report for the Seven Months Ended October 31, 2001 to Shareholders.

     ITEM 6. SELECTED FINANCIAL DATA

     Information required with respect to the specified financial data is incorporated herein by reference to Page 13 of the Transition Report for the Seven Months Ended October 31, 2001 to Shareholders.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required with respect to Registrants' financial condition, changes in financial condition and results of operations is incorporated herein by reference to Pages 13 and 14 of the Transition Report for the Seven Months Ended October 31, 2001 to Shareholders.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The required financial statements are incorporated herein by reference to Pages 2 through 12 of the Transition Report for the Seven Months Ended October 31, 2001 to Shareholders.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       Not applicable.


                                    Page - 8

  PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     The information concerning Directors required by Item 10 of Form 10-K is set forth under the caption "Election of Directors" in the Registrants' definitive Proxy Statement for the Transition Period for the Seven Months Ended October 31, 2001 Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

     The information concerning Executive Officers required by Item 10 of Form 10-K is set forth in Item 4A of this report.


           CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANTS
                                                            Employed in
                                                            Present
                                               Age          Position Since
     Richard T. Frey, Vice-President            51            2001
     Carl V. Kerstetter, Director of Marketing  51            1991
     Cynthia A. Barron, Controller              38            1996


     Richard T. Frey, Carl V. Kerstetter and Cynthia A. Barron have been employed by the Registrants on a full-time basis for more than five years.

  ITEM 11. EXECUTIVE COMPENSATION

     The information concerning Executive Compensation required by Item 11 of Form 10-K is set forth under the caption "Renumeration of Executive Officers and Directors" in the registrant's definitive Proxy Statement for the Transition Period of the Seven Months Ended October 31, 2001 Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal transition period covered by this report and is incorporated herein by reference.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is set forth under the caption "Holdings of Common Stock" in the Registrants' definitive Proxy Statement for the Transition Period of the Seven Months Ended October 31, 2001 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the transition period covered by this report and is incorporated herein by reference.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.



                                    Page - 9

PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     A.(1) Financial statements included in Registrants' Transition Report for the Seven Months Ended October 31, 2001 Report to Shareholders on Pages 2 through 12 are incorporated by reference. The Report of Independent Auditors for the combined financial statements appears on Page 15 of this Form 10-K.

     (2) Financial Statement Schedules The following is a list of financial statement schedules filed as part of this Transition Period Report on Form 10-K. The report of Independent Auditors for the financial statement schedule appears on Page 14 of this Form 10-K. All other schedules omitted herein are so omitted because either (1) they are not applicable, (2) the required information is shown in the financial statements, or (3) conditions are present which permit their omission, as set forth in the instructions pertaining to the content of financial statements:

      Schedules:    III.  Real Estate and Accumulated Depreciation

     A.(3) Exhibits, Including Those Incorporated by Reference

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
                 Common Stock


                                   Page - 10


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K                (Continued)
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
              Stock Option Agreement - Michael J. Flynn

    13.1 The Registrants' Transition Report for the Seven Months
         Period Ended October 31, 2001 to Shareholders, to the extent referred to in the responses to the Items of this Transition Period Report.

              Subsidiaries of the Registrants
    21.1 List of the Subsidiaries of the Registrants (6)

              (1) Filed September 23, 1966 as an Exhibit to Form 10 and
                  incorporated herein by reference

              (2) Filed August 22, 1973 as an Exhibit to Form
                  10-K and incorporated herein by reference


                                   Page - 11


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


             Copies of Exhibits are available to Shareholders by Contacting Christine A. Liebold, Secretary, Blakeslee,PA 18610. A charge of $.25 per page to cover the Registrants' expenses will be made.


             Reports on Form 8-K
                   None


                                   Page - 12

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE REAL ESTATE COMPANY     BLUE RIDGE REAL ESTATECOMPANY
BIG BOULDER CORPORATION            BIG BOULDER CORPORATION

By:__/S/_____________________      By: /S/______________________
    Eldon D. Dietterick                 Cynthia A. Barron
    Executive Vice-President            Chief Accounting Officer
    And Treasurer
    Dated:   1-29-02                    Dated:   1-29-02

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

     Each person in so signing also makes, constitutes and appoints Patrick M. Flynn, President, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

       Signature           Title                         Date


___/s/____________________                                 1-29-02
 Michael J. Flynn          Chairman of the Board

___/s/____________________                                 1-29-02
 Patrick M. Flynn          President

___/s/____________________                                 1-29-02
 Eldon D. Dietterick       Executive Vice-President &
                           Treasurer

___/s/____________________                                 1-29-02
 Milton Cooper             Director

___/s/____________________                                 1-29-02
 Wolfgang Traber           Director





                                   Page - 13

INDEPENDENT AUDITORS' REPORT ON
FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Blue Ridge Real Estate Company
and Big Boulder Corporation:


     We have audited the combined financial statements of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the "Companies") as of October 31, 2001 and March 31, 2001, and for the seven months ended October 31, 2001 and the years ended March 31, 2001 and 2000, and have issued our report thereon dated January 11, 2002; such financial statements and report are included in your October 31, 2001 Annual Report to Shareholders and are incorporated herein by reference . Our audits also included the combined financial statement schedules of the Companies listed in Item 14. These financial statement schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion based on our audit. In our opinion, such combined financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/

Parente Randolph, P.C.
January 11, 2002

Wilkes-Barre, Pennsylvania




                                   Page - 14

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Blue Ridge Real Estate Company and
Big Boulder Corporation:

     We have audited the combined balance sheets of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the "Companies") as of October 31, 2001 and March 31, 2001, and the related combined statements of operations and earnings retained in the business and cash flows for the seven months ended October 31, 2001 and the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Companies' management. Our responsibility is to expre ss an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by mana gement, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries as of October 31, 2001 and March 31, 2001, and the results of their operations and their cash flows for the seven months ended October 31, 2001 and the years ended March 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

/S/

Parente Randolph, P.C.
Wilkes-Barre, Pennsylvania
January 11, 2002




                                   Page - 15

COMBINED SCHEDULE III.

REAL ESTATE AND ACCUMULATED DEPRECIATION  October 31, 2001


Column A        Column B      Column C          Column D

                              Initial Cost       Cost Capitalized
                              to Company           Subsequent To
                                                   Acquisition
                                          Buildings &
Description     Encumbrances    Land     Improvements  Improvements
Land located
in N E PA including
various improvements           1,867,766     49,915    5,575,561

Corporate
Building                                    282,918      187,989

Buildings Leased
to Others
Eastern PA
Exchanged Asset-
Shopping Center    5,700,000     780,700   4,554,235     124,706
Other                      0           0           0   2,437,509
Laurens,SC         1,600,000     276,000   1,914,470           0
TOTAL              7,300,000   2,924,466   6,801,538   8,325,765


                              Column E                 Column F

                      Gross Amount at which Carried
                        at Close of Period (1)(2)
Land located in
N E PA including              Building               Accumulated
Various improvements   Land   Improvements   Total  Depreciation
                  1,868,506   5,624,736   7,493,242    3,040,202
Corporate Building              470,907     470,907      277,032

Buildings Leased to
Others Eastern PA
Exchanged Asset-
Shopping Center     780,700    4,678,941  5,459,641    2,856,212
Other                     0    2,437,508  2,437,508    1,357,946
Laurens, SC         276,000    1,914,470  2,190,470      696,653
TOTAL             2,925,206   15,126,562 18,051,768    8,228,045




                                   Page - 16


                       Column G      Column H     Column I

                                                  Life on which
                                                  Depreciation in
                       Date of         Date       latest income
                       Construction   Acquired    Statement
                                                  is computed
Land located in NE PA
Including various
improvements           Various          Various       5 to 30 Yrs

Corporate Building                      1982         10 to 30 Yrs

Buildings leased to others
Eastern PA Exchanged Asset
Shopping Center        N/A              Various      5 to 30 Yrs
Other                  N/A              Various      5 to 30 Yrs
Laurens, SC            N/A              Various      5 to 30 Yrs

     (1) Activity for the seven months ended October 31, 2001, and the fiscal years ended March 31, 2001 and March 31, 2000 is as follows:

                                 10/31/01     3/31/01    3/31/00
 Balance at beginning of year  17,961,131  17,012,095 16,159,756
 Additions during year:
 Improvements                      90,637     426,502    418,407
 (reclassify)                           0     523,738    434,015
                               18,051,768  17,962,335 17,012,178
 Deductions during year:
 Cost of real estate sold              0         1204         83
 Balance at end of year        18,051,768  17,961,131 17,012,095


     (2) The aggregate cost for Federal Income Tax purposes at October 31, 2001 is $16,589,136.

     (3) Activity for the fiscal years ended October 31, 2001, March 31, 2001 & March 31, 2000 is as follows:

                                10/31/01      3/31/01    3/31/00
 Balance at beginning of year  7,958,599    7,472,074  6,754,807
  Additions during year:
  (Reclassification)                   0       36,316    304,923
  Current year depreciation      269,446      450,209    412,344
  Less retirements                     0            0          0
 Balance at end of year        8,228,045    7,958,599  7,472,074




                                   Page - 17

                     BLUE RIDGE REAL ESTATE COMPANY
                        BIG BOULDER CORPORATION

To Our  Shareholders,

     We have decided to change the fiscal year from March 31st to October 31st. This allows for better consistency in reporting earnings for the ski and non-ski season activities. For the 7-month fiscal year ending October 31, 2001, the Companies report a net loss of ($804,422) or ($0.42) per combined share compared to a profit of $252,532 and $.13 for the previous 12-month period ending March 31, 2001. The loss represents accrued ski area expense recognized in the short reporting year.

Accomplishments  of 2001

     The Team. A lot of emphasis is placed on retaining, motivating and hiring the best people to work at our ski slopes and other areas of activity. Training is given to our employees and those providing greater customer service can earn incentives. Our team has reviewed and improved most aspects of our operations. The management team is great.

     The Resorts. Ski Areas and other Facilities - This past year we invested $750,000 in capital improvements upgrading the lodges, installing a new food service facility at the Big Boulder Tubing Hill, a new Terrain Run at Big Boulder Ski Area, new snow grooming equipment, and upgrading the sound system and other facilities.

     Marketing Strategies. Several new promotions were introduced to help increase our market share. We formed a partnership with Pepsi. Pepsi advertised Jack Frost/Big Boulder on one million soda cans that offered discounted lift tickets through our website. Pepsi also gave permission for the co branding of the Big Boulder Terrain Run with the Mountain Dew logo and placed advertising for the Terrain Run on the back of Pepsi trucks. The local vendors throughout the ski season sponsor competitions. Arrangements were made wi th Chi Chi's Restaurants, and the Philadelphia radio stations, WYSP and WMMR to publicize our resorts.

     Online web sales - Our Internet sales have been very successful. Purchases of advance tickets, season passes, and the all-new Express Ticket/Express Equipment Rental increased significantly.

Looking Ahead

     At this time, winter sports remain our primary business, and we are greatly affected by the annual snowfall in our area. During the non-ski season other profit centers, including Splatter Paintball Games, Traxx Motorsports Park, and Fern Ridge Campground, make a contribution to the companies' overall performance. We continue to evaluate untapped resources within its large land holdings and look for opportunities to unlock increased value for shareholders. The Real Estate market is improving in this area and at the right time we expect to take advantage of land sales, ventures involving new home construction, golf course development and forestry management.

     I want to thank our dedicated team of employees and managers for their great help during this year. I am looking forward to working with them in the coming year to help grow the Company and build shareholder value.



                                         Patrick M. Flynn
                                         President
Blakeslee, Pennsylvania
January 11, 2002


                                    Page - 1

BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
AND
BIG BOULDER CORPORATION AND SUBSIDIARIES
COMBINED BALANCE SHEETS
October 31, 2001 and March 31, 2001

ASSETS                                       10/31/01       03/31/01
Current Assets:
 Cash and cash equivalents (all funds are
  interest bearing)                        $263,178      2,628,839
 Accounts receivable                        376,838        429,653
 Inventories                                231,771        141,611
 Prepaid expenses and other current assets  730,382        403,313
 Deferred operating costs                 2,106,478              0
 Deferred tax asset                               0        345,810
     Total current assets                 3,708,647      3,949,226
 Properties:
   Land, principally unimproved
      (19,741 respectively,
      acres per land ledger)              1,868,505      1,868,505
   Land improvements,
   buildings and equipment               53,985,296     53,754,045
                                         55,853,801     55,622,550
   Less accumulated depreciation &
   amortization                          36,636,005     35,597,696
                                         19,217,796     20,024,854
                                        $22,926,443    $23,974,080

LIABILITIES AND SHAREHOLDERS' EQUITY        10/31/01      03/31/01
Current liabilities:
 Notes payable - line of credit            $648,195       $      0
 Current installments of long-term debt     720,435        757,228
 Accounts and other payables                544,734        549,847
 Accrued claims                             134,770         80,433
 Accrued income taxes                             0         67,387
 Deferred income taxes                      625,292              0
 Accrued pension expense                    732,580        627,042
 Accrued liabilities                        999,527      1,087,851
 Deferred revenue                           638,875        316,753
  Total current liabilities               5,044,408      3,486,541
Long-term debt, less current
  installments                            6,949,805      7,277,413
Deferred income taxes                       842,117      2,122,893
Other non-current liabilities                48,219        204,321
Deferred income non-current                 515,631        515,631
Commitments and contingencies
Combined shareholders' equity:
 Capital stock, without par value, stated value
 $.30 per combined share, Blue Ridge and
 Big Boulder each authorized 3,000,000 shares,
 each issued 2,198,148 shares               659,444        659,444
 Capital in excess of stated value        1,461,748      1,461,748
 Earnings retained in the business        9,479,453     10,283,875
                                         11,600,645     12,405,067
Less cost of 280,968 and 277,221 shares
 of capital stock in treasury as of
 October 31, 2001 and
 March 31, 2001, respectively             2,074,382      2,037,786
                                          9,526,263     10,367,281
                                        $22,926,443    $23,974,080


The  accompanying   notes  are  an  integral  part  of  the  combined
financial statements.

                                    Page - 2



BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
AND BIG BOULDER CORPORATION AND SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS
AND EARNINGS RETAINED IN THE BUSINESS
for the seven months ended October 31, 2001 and the years ended March 31, 2001 and 2000.

                                 10/31/01       3/31/01          3/31/00
Revenues:
   Ski operations              $         0     $11,267,371     $11,565,643
   Real estate management        1,562,649       3,109,799       2,901,700
   Summer recreation operations  2,099,387       2,651,591       2,516,262
   Rental income                 1,100,031       1,867,690       1,903,314
                                 4,762,067      18,896,451      18,886,919
Costs and expenses:
   Ski operations                1,100,477      11,246,003      11,135,115
   Real estate management        1,419,318       2,676,191       2,727,460
   Summer recreation operations  1,935,710       2,292,473       2,071,187
   Rental income                   576,287         950,258         936,870
   General and administration      650,425       1,768,375       1,084,649
                                 5,682,217      18,933,300      17,955,281
     Income (loss)
        from operations           (920,150)        (36,849)        931,638

Other income (expense):
   Interest and other income        55,642         866,127         620,203
   Interest expense               (296,041)       (736,865)       (732,201)
                                  (240,399)        129,262        (111,998)

Income (loss) before
  income taxes                  (1,160,549)         92,413         819,640

Provision(credit)for income taxes:
   Current                         (46,453)        259,417         382,000
   Deferred                       (309,674)       (419,536)        (43,000)
                                  (356,127)       (160,119)        339,000

Net income (loss)                 (804,422)        252,532         480,640

Earnings retained in business:
   Beginning of year            10,283,875      10,031,343       9,550,703
   End of year                  $9,479,453     $10,283,875     $10,031,343

Basic and diluted earnings (loss) per
 weighted average combined share    ($0.42)          $0.13           $0.24



The  accompanying   notes  are  an  integral  part  of  the  combined
financial statements.


                                    Page - 3


BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
AND
BIG BOULDER CORPORATION AND SUBSIDIARIES
COMBINED STATEMENTS OF CASH FLOWS
for the seven months ended October 31, 2001
And the years ended March 31, 2001 and 2000

                                    10/31/01         3/31/01        3/31/00
Cash Flows From (Used In) Operating
 Activities:
 Net income (loss)                    ($804,422)      $252,532      $480,640
 Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
 Depreciation and amortization          352,468      1,969,154     1,921,237
 Deferred income taxes                 (309,674)      (372,862)      (43,000)
 Gain (loss) on sale of assets            2,438       (528,242)      (19,006)
 Changes in operating assets and liabilities:
   Accounts receivable                   52,815         19,185       110,840
   Prepaid expenses & other current
     assets                            (417,229)       288,575       161,692
   Deferred operating costs          (1,310,033)             0             0
   Accounts payable & accrued
     liabilities                        (89,664)       866,096      (324,934)
   Accrued income taxes                 (67,387)      (225,726)      124,596
   Deferred revenue                     322,122        171,584      (111,308)
Net cash provided by (used in) operating
   activities                        (2,268,566)     2,440,296     2,300,757
Cash Flows From (used in) Investing Activities:
   Deferred income                            0         13,198       254,246
   Proceeds from disposition of
     assets                              20,757        529,446        19,089
   Additions to properties             (365,050)    (1,874,588)   (2,496,246)
Net cash used in investing
     activities                        (344,293)    (1,331,944)   (2,222,911)
Cash Flows From (used in) Financing
   Activities:
   Borrowings under short-term
     financing                          648,195      2,050,000     2,550,000
   Payment of short-
     financing                                0     (2,050,000)   (2,550,000)
   Additions to long-term debt                0              0       800,000
   Payment of long-term debt           (364,401)      (784,153)     (781,111)
   Purchase of treasury stock           (36,596)      (248,870)     (250,413)
Net cash used in financing
     activities                         247,198     (1,033,023)     (231,524)
Net increase (decrease) in cash
     & cash equivalents              (2,365,661)        75,329      (153,678)
Cash & cash equivalents,
     beginning of year                2,628,839      2,553,510     2,707,188
Cash & cash equivalents,
     end of year                       $263,178     $2,628,839    $2,553,510

Supplemental disclosures of cash flow information: Cash paid during year for:
   Interest                            $302,209       $736,054      $732,458
   Income taxes                        $136,311       $427,516      $335,395


The  accompanying   notes  are  an  integral  part  of  the  combined
Financial statements.



                                    Page - 4

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

     REVENUE RECOGNITION: Revenues are derived from a wide variety of sources, including sales of lift tickets, ski school tuition, dining, retail stores, equipment rental, property management services and other recreational activities, and are recognized as services are performed.

     SEASONALITY: Operations are highly seasonal at both ski mountains with the majority of revenues realized during the ski season from late November through the end of March. The length of the ski season and the profitability of operations are significantly impacted by weather conditions. Although the mountains have snowmaking capacity to mitigate some of the effects of adverse weather conditions, abnormally warm weather or lack of adequate snowfall can materially affect revenues.

     DISPOSITION OF LANDS AND RESORT HOMES: The Companies recognize income on the disposition of real estate in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" (SFAS 66). Down payments of less than 20% are accounted for as deposits as required by SFAS No 66.

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

     Impairment losses are recognized in operating income as they are determined. The Companies review their long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, the Companies calculate the expected future net cash flows to be generated by the asset. If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the diff erence between the carrying value and the fair value of the asset. No such losses were recognized in the three years ended October 31, 2001.

     DEFERRED OPERATING COSTS: Deferred operating costs are capitalized from April through November for costs directly related to the winter ski season. These costs are deferred in order to match operating expenses of the ski season with revenues generated from ski activities. Deferred operating costs are then recognized ratably over the months of December through March, the ski season period. Significant expenditures capitalized as deferred operating costs at October 31, 2002 include depreciation, advertising, insurance, real e state taxes and other costs.

     INVENTORIES: Inventories consist of food, beverage and retail merchandise and are stated at cost which approximates market, with cost determined using the first-in, first-out method.

     DEFERRED REVENUE: Deferred revenues include revenues billed in advance for services and dues which are not yet earned.

     INCOME TAXES: The Companies' account for income taxes utilizing the asset and liability method of recognizing the tax consequence of transactions that have been recognized for financial reporting or income tax purposes. Among other things, this method requires current recognition of the effect of changes in statutory tax rates on previously provided deferred taxes. Valuation allowances are established, when necessary, to reduce tax assets to the amount expected to be realized. Blue Ridge, including its subsidiar ies, and Big Boulder, including its subsidiaries, report as separate entities for federal income tax purposes. State income taxes are reported on a separate company basis.


                                    Page - 5

     DEFFERED INCOME: Amounts received under a contract with the Pennsylvania Department of Transportation for reimbursement of the cost of a constructed asset are deferred. The amounts will be recognized as income over the period in which depreciation on those assets is charged. This asset has not yet been placed in service.

     ADVERTISING COSTS: Advertising costs directly related to ski operations are capitalized as deferred operating costs for the seven months ended October 31, 2001. All other advertising costs are expensed when incurred. Advertising expense for the seven months ended October 31, 2001 and the years ended March 31, 2001 and 2000 was $216,559, $1,538,647 and $1,488,268, respectively.

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

     BUSINESS SEGMENTS: The Companies and the subsidiaries, under SFAS No. 131 operate in three business segments - Ski Operations, Real Estate Management/Rental Operations and Summer Recreation Operations. The Companies' two ski facilities operate principally during the months of December through March. Revenues generated from advance ticket sales have been recorded as deferred revenue, and likewise various operating costs directly related to the two ski facilities have been recorded as deferred operating costs.

     RECLASSIFICATION: Certain reclassifications have been made to conform to current year presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS: In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". SFAS No. 138 addresses a limited number of issues causing difficulties in the implementation of SFAS No. 133 and was required to be adopted concurrently with SFAS No. 133. The Companies do not engage in hedging activities and therefore the adoption of SFAS No. 133 and 138 did not have a material impact on the Companies' financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed prospectively pursuant to SFAS No. 142. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Companies do not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

     2. CHANGE IN FISCAL REPORTING PERIOD At an executive session held on August 28, 2001 the Board of Directors resolved that the companies fiscal year end be changed from March 31st to October 31st. This change is effective for each of the Companies October 31, 2001, resulting in a 7 month transition period which does not include any ski area revenue. The purpose is to allow for a more natural business year and to conform the Companies' reporting period to that of the majority stockholder's financial statements. The results of operations from the comparable 7 month period of the prior year are as follows:

                                                                UNAUDITED
                                             10/31/01            10/31/00
         Revenues                          $4,762,067          $5,057,853
         Operating Income (loss)             (920,150)            586,615
         Provision (benefit) for
           income taxes                      (356,127)            297,000
         Net income (loss)                   (804,422)            443,867
         Earnings (loss) per share              (0.42)               0.23


                                    Page - 6

3.  CONDENSED FINANCIAL INFORMATION:

     Condensed financial information of the constituent Companies, Blue Ridge and its subsidiaries and Big Boulder and its subsidiaries, at October 31, 2001, March 31, 2001, and 2000 and for each of the periods then ended is as follows:

                 Blue Ridge and Subsidiaries
                         7 Mos. Ended
                         10/31/01       03/31/01       03/31/00
FINANCIAL POSITION:
Current assets           $1,520,615     $1,346,838    $1,583,756
Total assets             16,028,020     16,368,221    16,527,534
Current liabilities       4,332,664      3,125,297     2,451,318
Shareholders'equity       3,894,672      4,404,959     4,445,461
OPERATIONS:
Revenues                 3,782,404      12,367,702    11,798,218
Income(loss)before taxes  (536,374)        (75,807)      464,004
Provision(credit)for
 income taxes              (62,685)       (284,176)      153,000
Net income (loss)         (473,689)        208,369       311,004

                  Big Boulder and Subsidiaries
                         7 Mos. Ended
                         10/31/01       03/31/01       03/31/00
FINANCIAL POSITION:
Current assets          $2,188,032      $2,602,388    $2,662,277
Total assets             6,898,423       7,605,859     7,839,123
Current liabilities        711,744         361,244       440,784
Shareholders'equity      5,631,591       5,962,322     5,918,158
OPERATIONS:
Revenues                   979,663       6,528,749     7,088,701
Income(loss)before taxes  (624,175)        168,220       355,636
Provision(credit)for
 income taxes             (293,442)        124,057       186,000
Net income (loss)         (330,733)         44,163       169,636

4. SHORT-TERM FINANCING: At October 31, 2001, Blue Ridge had utilized approximately $648,000 of a line of credit agreement with a bank, aggregating $2,000,000 available for short term financing, expiring November 30, 2002, which management expects to be renewed. The line of credit bears interest at .25% less than the prime rate (5.25% at October 31,2001). The weighted average interest rate at October 31, 2001 was 5.25%. The agreement requires, among other things, that the Companies comply with minimum current and total liabilities to tangible net worth ratios and meet a minimum debt service coverage ratio.


5. LONG-TERM DEBT:
Long-term debt as of October 31, 2001 and March 31, 2001 consists of the following:

                                              10/31/01           03/31/01
Mortgage note payable to bank, interest is
LIBOR plus 160 basis points
(3.9537% at October 31, 2001) payable monthly
with principal reduction of $18,000
through maturity, August 2003                  4,815,000        4,941,000

Mortgage note payable to bank, interest at 80%
of the bank's prime rate (4.4% at October 31, 2001)
payable in monthly installments of $24,187
plus interest through Fiscal 2005              1,112,612        1,281,922

Mortgage note payable to insurance company,
interest fixed at 10.5% payable in monthly
installments of $15,351 including interest
through Fiscal 2014                            1,262,628        1,291,719

Mortgage note payable to bank,
interest at 6.84% payable monthly
with principle reduction at $40,000
per month December to March through 2004         480,000          520,000

                                               7,670,240        8,034,641
Less current installments                        720,435          757,228
                                              $6,949,805       $7,277,413

  Properties at cost, which have been pledged as collateral for long-term debt, include the following at October 31, 2001:
Investment properties leased to others       $7,650,111
Ski facilities                              $19,515,837

 The aggregate amount of long-term debt maturing in each of the five years Ending subsequent to October 31, 2001, is as follows: 2002-$720,435; 2003-$5,109,406; 2004-$517,036; 2005-$316,029; 2006-$82,323; thereafter
$925,011.




6.  INCOME TAXES:
The provision (credit) for income taxes is as follows:
                               10/31/01       03/31/01       03/31/00
Currently payable
   Federal                      ($46,453)      $259,417      $382,000
   State                               0              0             0
                                 (46,453)       259,417       382,000
Deferred:
   Federal                      (537,361)      (315,926)      (43,000)
   State                         227,687       (103 610)            0
                                (309,674)      (419,536)      (43,000)
                               ($356,127)     ($160,119)     $339,000


                                    Page - 7

     A reconciliation between the amount computed using the statutory federal income tax rate and the provision (credit) for income taxes is as follows:

                                10/31/01       03/31/01      03/31/00
Computed at statutory rate     ($394,587)       $31,420      $279,000
State net operating losses
subject to valuation allowance         0              0        46,000
State income taxes, net of federal
 income tax                      218,656              0             0
Prior year overaccrual          (130,594)      (107,367)            0
Other                             (3,149)         3,919         6,000
AMT (utilization) tax            (46,453)       (88,091)        8,000
Provision(credit)for income
    Taxes                      ($356,127)     ($160,119)     $339,000


     The components of the deferred tax assets and (liabilities) as of October 31, 2001 and March 31, 2001 are as follows:

                                           10/31/01      03/31/01
Current deferred tax asset:
 Accrued expenses                                $0      $266,379
 Deferred revenues                                0        79,431

 Current deferred tax asset                       0       345,810

Current deferred tax liability:
 Deferred operating costs                  (855,092)            0
 Accrued expenses                           203,672             0
 Deferred revenues                           26,128             0

 Current deferred tax liability            (625,292)            0

Noncurrent deferred tax liability:
 Depreciation                            (2,533,090)   (2,673,786)
 Deferred income, sewer line and tower      227,557       231,608
 Net operating losses and AMT credit
   carryforward                           2,289,811       631,723
 Valuation allowance                       (826,395)     (312,438)

 Noncurrent deferred tax liability         (842,117)   (2,122,893)
 Deferred income tax liability, net     ($1,467,409)  ($1,777,083)

     At October 31, 2001, the Companies have $250,504 of Alternative Minimum Tax
(AMT) credit carryforward available to reduce future federal income taxes. The AMT credit has no expiration date. The Companies have filed with the IRS, an application to change their tax year-end. In connection with this request, the Companies have agreed to certain regulatory provisions in order to obtain the IRS's approval. This relates primarily to the federal net operating loss created in the short tax period ended October 31, 2001, approximating $3,570,000. The Companies may not carry back the net operating loss. Instead, the Companies must carry the loss forward to apply to taxable income over the next six years. That is, the loss carryforward is limited in those years to one-sixth of the total amount. Any losses unused after the six years will expire in 2021.

    The  Companies  also  have  state  net  operating  loss   carryforwards  of
approximately $8,270,000 that will begin to expire in 2005. The Companies have recorded a valuation allowance against state net operating losses, which are not expected to be utilized.

7.  PENSION BENEFITS:

Assumptions                             10/31/01       03/31/01     03/31/00
Discount Rates used to determine
projected benefit obligations
as of October 31, 2001 and March 31,
2001 and 2000                               7.25%          7.25%        7.50%
Expected long-term rates of return
on assets                                   8.50%          8.50%        8.50%
Rates of increase in compensation
levels                                      4.00%          5.00%        5.00%

Change in Benefit Obligation               10/31/01     03/31/01
Benefit obligation at beginning of year    $3,422,856  $3,065,215
Service cost(net of expenses)                 119,090     213,365
Interest cost                                 129,820     220,819
Plan amendments                                   0             0
Actuarial (gain) loss                        (267,227)     75,268
Benefit payments                              (82,795)   (151,811)
Benefit obligation at end of year          $3,321,744  $3,422,856


                                    Page - 8

7. PENSION BENEFITS (continued):

Change in Plan Assets                       10/31/01     03/31/01
Fair value of plan assets at
 beginning of year                       $2,983,503    $3,473,821
Actual return on plan assets               (134,104)     (311,801)
Employer contributions                            0             0
Benefits paid                               (82,795)     (151,811)
Actual expenses paid during the year        (10,710)      (26,706)
Fair value of plan assets at end of year $2,755,894    $2,983,503

Reconciliation of Funded Status of the Plan 10/31/01     03/31/01
Funded status at end of year              ($565,850)    ($439,353)
Unrecognized transition obligation           98,225       103,172
Unrecognized net prior service cost           8,914         9,270
Unrecognized net actuarial gain            (273,869)     (300,131)
Net amount recognized at end of year      ($732,580)    ($627,042)

Components of Net Periodic Benefit Cost  10/31/01      03/31/01    03/31/00
Service Cost                            $130,757     $238,365     $240,936
Interest Cost                            129,820      220,819      208,672
Expected return on plan assets           143,485      287,388      282,286

Net amortization and deferral:
  Amortization of transition
  obligation                               4,947        8,480       8,480
  Amortization of prior service
  cost                                       356          611         611
  Amortization of accumulated gain       (16,857)     (48,721)     (8,374)
  Net amortization and deferral         ($11,554)    ($39,630)       $717

Total net periodic pension cost         $105,538     $132,166    $168,039

8.  PROPERTIES:
Properties consist of the following at October 31, 2001 and March 31, 2001.

                                         10/31/01        03/31/01
Land, principally unimproved           $1,868,505      $1,868,505
Land improvements                       5,624,734       5,534,798
Corporate buildings                       470,907         470,907
Buildings leased to others             10,120,371      10,147,329

Ski facilities:
 Land                                       4,552           4,552
 Land improvements                      7,908,064       7,902,133
 Buildings                              6,529,121       6,528,611
 Machinery & equipment                 20,109,752      19,676,762
Equipment & furnishings                 3,217,795       3,488,953
                                       55,853,801      55,622,550
Less accumulated depreciation and
       Amortization                    36,636,005      35,597,696
                                      $19,217,796     $20,024,854


     Buildings leased to others include land of $1,056,700 at October 31, 2001, and March 31, 2001 and 2000

     9. ACCRUED LIABILITIES:
     Accrued liabilities consist of the following at October 31, 2001 and March 31, 2001.

                                            10/31/01      3/31/01
       Accrued Payroll                      $537,300     $693,347
       Accrued Security & Other Deposits     162,266      133,898
       Accrued Professional Fees             173,524      140,223
       Accrued - Miscellaneous               126,437      120,383
                                            $999,527   $1,087,851



                                    Page - 9

     10. LEASES: The Companies are lessors under various operating lease agreements for the rental of land, land improvements and investment properties leased to others. Rents are reported as income over the terms of the leases as they are earned. A shopping center is leased to various tenants for renewable terms averaging 6.38 years with options for renewal. A store has been net leased until January 2039. Information concerning rental properties and minimum future rentals under current leases as of October 31, 20 01, is as follows:

                       Properties  Subject  To  Lease
                                                            Accumulated
                                        Cost                Depreciation
Investment properties leased to
    others                             $7,962,742            $3,638,522
Land and land  improvements             3,997,935             1,271,242
Minimum future rentals:
 Fiscal years ending October 31: 2002   1,698,232
                                 2003   1,602,191
                                 2004   1,475,062
                                 2005   1,318,956
                                 2006   1,238,885
                            Thereafter 18,359,456*
                                      $25,692,782

     *Includes $1,254,750 under a land lease expiring in 2072 and $6,489,640 under a net lease for a store expiring in 2039. There were no contingent rentals included in income for the seven months ended October 31, 2001 or Fiscal 2001 or 2000.

     Under an agreement with a management company relating to the shopping center, in the event of the termination of the management contract or the sale of the property, the management company is entitled to approximately 25% of the fair market value after satisfaction of certain obligations.

11.  FAIR  VALUE:

     The Companies have estimated the fair value of their financial instruments at October 31, 2001, March 31, 2001 and 2000 as follows:

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


12. QUARTERLY FINANCIAL INFORMATION (Unaudited)

     The results of operations for each of the quarters in the last two years are presented below.

                                                  Earnings (Loss)
                       Income(loss)                Per Weighted
              Operating      from          Net        Avg. Combined
Quarter       Revenues    Operations    Income (Loss)     Share
7 mos. ended
10/31/01

1st          $1,588,400       ($8,536)      ($82,737)       ($0.04)
2nd           2,808,940       278,979         42,477          0.02

             $4,397,340      $270,443       ($40,260)       ($0.02)


Year ended
3/31/01
1st          $1,647,042       $24,605      ($106,111)        ($0.05)
2nd           2,875,633       537,481        575,832           0.29
3rd           4,082,883       (56,840)       (77,026)         (0.04)
4th          10,290,893      (542,095)      (140,163)         (0.07)

            $18,896,451      ($36,849)      $252,532          $0.13

     The quarterly results of operations for the seven months ended October 31, 2001 and Fiscal 2001 reflect the cyclical nature of the Companies' business since (1) the Companies' two ski facilities operate principally during the months of December through March and (2) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Revenues generated from advance ticket sales have been recorded as deferred revenue, and likewise various operating costs directly related to the tw o ski facilities have been recorded as deferred operating costs. The fourth quarter of Fiscal 2001 was impacted by a $467,000 severance accrual due to a change in management.


                                   Page - 10

13. BUSINESS SEGMENT INFORMATION: The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In accordance with SFAS No. 131, the Companies' business segments were determined from the Companies' internal organization and management reporting, which are based primarily on differences in services.

     The Companies and the subsidiaries, under SFAS No.131, operate in three business segments consisting of the following:

     SKI OPERATIONS:
Two ski areas located in the Pocono Mountains of Northeastern Pennsylvania

     REAL ESTATE MANAGEMENT/RENTAL OPERATIONS: Investment properties leased to others located in Eastern Pennsylvania and South Carolina, fees from managing investor-owned properties, principally resort homes, recreational club activities and services to the trusts that operate resort communities, sales of land held for resale and investment purposes, and rental of land and land improvements.

     SUMMER RECREATION OPERATIONS: Seasonal recreational operating centers located in the Pocono Mountains of Northeastern Pennsylvania - Splatter Paintball, Fern Ridge Campground, Lake Mountain Sports Club, numerous Summer Music Festivals and TRAXX Motocross, ATV and BMX Park.

     Income or loss for each segment represents total revenue less operating expenses. General and administrative expenses are allocated to each business segment based on percentage of revenue. Identifiable assets are those utilized in the operation of the respective segments; corporate assets consist principally of cash and non-revenue producing properties held for investment purposes.

                              10/31/01      03/31/01      03/31/00
Revenues:
 Ski operations                     $0   $11,267,371   $11,565,643
 Real estate management/
  Rental operations          2,662,680     4,977,489     4,805,014
 Summer recreation
  operations                 2,099,387     2,651,591     2,516,262
                            $4,762,067   $18,896,451   $18,886,919

Income:(loss)
 Ski operations            ($1,100,477)      $21,368      $430,528
 Real estate management/
 Rental operations             667,075     1,351,040     1,140,684
 Summer recreation
  operations                   163,677       359,118       445,075
                             ($269,725)   $1,731,526    $2,016,287

General & administrative expenses:
 Ski Operations              ($390,255)  ($1,061,025)    ($661,636)
 Real estate management/
 Rental operations            (169,110)     (459,778)     (271,162)
 Summer recreation operations  (91,060)     (247,572)     (151,851)
                             ($650,425)  ($1,768,375)  ($1,084,649)

Interest and other income:
 Ski Operations                 $1,436       $17,710       $13,995
 Real estate management/
 Rental operations              54,206       848,417       606,208
 Summer recreation operations        0             0             0
                               $55,642      $866,127      $620,203

Interest expense:
 Ski operations               ($47,546)    ($161,016)    ($170,898)
 Real estate management/
  rental operations           (248,495)     (575,849)     (561,303)
 Summer recreation operations        0             0             0
                             ($296,041)    ($736,865)    ($732,201)

Income (loss) before income
  taxes,                   ($1,160,549)      $92,413      $819,640


     For the seven months ended October 31, 2001 and Fiscal 2001 and 2000 no on customer represented 10% or more of total revenue.

     Identifiable assets, net of accumulated depreciation at October 31, 2001 and March 31, 2001 and 2000 and depreciation expense and capital expenditures for the years then ended by business segment are as follows:

                             Identifiable   Depreciation      Capital
   October 31, 2001              Assets       Expense      Expenditures
Ski Operations                 $9,800,297            $0     $258,718
Real Estate Management/Rental
 Operations                     9,629,654       217,202        8,666
Summer recreation operations    2,034,785        84,706       93,680
Other Corporate                 1,461,707        50,560        3,986
             Total            $22,926,443      $352,468     $365,050

   March 31, 2001              Assets       Expense      Expenditures
Ski Operations                $11,333,038    $1,327,065   $1,251,464
Real Estate Management/Rental
 Operations                     8,971,600       363,542       48,838
Summer recreation operations    1,918,743       146,052      535,782
Other Corporate                 1,750,699       132,495       38,503
             Total            $23,974,080    $1,969,154   $1,874,587

   March 31, 2000              Assets       Expense      Expenditures
Ski Operations                $11,482,021    $1,346,750   $1,119,881
Real Estate Management/Rental
 Operations                     9,921,036       361,871      330,347
Summer recreation operations    1,592,675       125,770    1,044,076
Other Corporate                 1,370,925        86,846        1,942
             Total            $24,366,657    $1,921,237   $2,496,246


                                   Page - 11

14. CONTINGENT LIABILITIES AND COMMITMENTS: The Companies are party to various legal proceedings incidental to their business. Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are possible of assertion against the Companies. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that are not expected to have a material effect on the combined financial position or results of operations of the Companies.

     Blue Ridge has pledged approximately 20 acres of its leased land (cost $144,786) to serve as collateral, together with the lessee's land improvements, for the lessee's mortgage loan which amounts to approximately $1,264,000 at October 31, 2001.

15. STOCK OPTIONS AND CAPITAL STOCK: During Fiscal 1998, the Companies adopted an employee stock option plan, under which an officer was granted options to purchase shares of the Companies' common stock. The options expire July 1, 2003.

     Option activity during the periods ended October 31, 2001, March 31, 2001 and 2000 is as follows:

                  10/31/01         03/31/01        03/31/00
                          Exercise         Exercise        Exercise
                  Shares   Price   Shares   Price   Shares  Price
Outstanding at
beginning of year:35,000   $6.75   35,000   $6.75   35,000  $6.75
Granted              -       -        -       -        -       -
Exercised            -       -        -       -        -       -
Canceled             -       -        -       -        -       -
Outstanding at
end of year       35,000   $6.75   35,000   $6.75   35,000  $6.75
Options exercisable
At year-end       35,000   $6.75   35,000   $6.75   35,000  $6.75
Option price
range              $6.75            $6.75           $6.75
Weighted average
fair value of
options granted
during year           $-              $-             $-

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

     16. PER SHARE DATA: Earnings per share for the 7 months ended October 31, 2001 and the years ended March 31, 2001 and 2000 are computed as follows:

                                10/31/01      03/31/01     03/31/00
Net Earnings                    ($804,422)    $252,532     $480,640
Weighted average combined
shares of common stock out-
standing used to compute basic
earnings per combined
common share                    1,917,858    1,926,402     1,962,491
Additional combined common
shares to be issued assuming
exercise of stock options, net
of combined shares
assumed re-acquired                12,470       10,195        10,295
Combined shares used to compute
dilutive effect of stock
option                          1,930,328    1,936,597     1,972,786

Basic and diluted earnings per
combined common share              ($0.42)       $0.13         $0.24



                          INDEPENDENT AUDITOR'S REPORT

To Shareholders of
Blue Ridge Real Estate Company
and Big Boulder Corporation:

     We have audited the combined balance sheets of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the "Companies") as of October 31, 2001 and March 31, 2001 and the related combined statements of operations and earnings retained in the business and cash flows for the seven months ended October 31, 2001 and the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries as of October 31, 2001 and March 31, 2001, and the results of their operations and their cash flows for the seven months ended October 31, 2001 and the years ended March 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Parente Randolph, P.C.
Wilkes-Barre, Pennsylvania
January 11, 2002


                                   Page - 12

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

     The following sets forth the high asked and low bid price quotations as reported on the monthly statistical reports of the National Association of Securities Dealers, Inc. for seven months ended October 31, 2001 and Fiscal Year 2001. No dividends were paid on common stock in either period.

             7 Mos. Ended 10/31/01             HIGH        LOW
                                               ASKED       BID
                First Quarter                 12.000      9.125
               Second Quarter                 16.000     10.000
           1 month - 10/31/01                 11.000     11.000

             FISCAL YEAR 2001                  HIGH        LOW
                                               ASKED        BID
                First Quarter                 10.500      9.125
               Second Quarter                 10.500      9.250
                Third Quarter                  9.750      9.250
               Fourth Quarter                 10.875      9.250


     The reported quotations represent prices between dealers, do not reflect retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The approximate number of holders of record of common stock on October 31, 2001 and March 31, 2001 were 597 and 608, respectively.

BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
AND BIG BOULDER CORPORATION AND SUBSIDIARIES
COMBINED SUMMARY OF SELECTED FINANCIAL DATA

                            10/31/01      03/31/01        2000
Revenues                  $4,762,067      $18,896,451    $18,886,919
Net income(loss)            (804,422)         252,532        480,640
Net income(loss)per
   combined share             ($0.42)           $0.13          $0.24
Cash dividends per
   combined share                  0                0              0
Weighted average number
 of combined shares
 outstanding               1,917,858        1,926,402      1,962,491
Total assets              22,926,443       23,974,080     24,366,657
Long-term debt             7,670,240        8,034,641      8,818,794
Shareholders' equity       9,526,263       10,367,281     10,363,619

                                            1999            1998
Revenues                                  $17,787,480    $18,655,995
Net income(loss)                              (79,199)       394,593
Net income(loss)per combined share             $(0.04)         $0.20
Cash dividends per combined share                   0              0
Weighted average number of
 combined shares outstanding                1,980,706      1,993,014
Total assets                               23,807,755     23,943,980
Long-term debt                              8,799,905      9,290,909
Shareholders' equity                       10,133,392     10,413,858

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations

SEVEN MONTHS ENDED OCTOBER 31, 2001 VERSUS FISCAL 2001

     At an executive session held on August 28, 2001, the Board of Directors resolved that the Companies' fiscal year end be changed from March 31st to October 31st. This change is effective for each of the Companies as of October 31, 2001. The purpose of the change is to allow for a more natural business year and to conform the Companies reporting period to that of the majority stockholder's financial statements. Because of the change in fiscal year end, the Companies current report date of October 31, 2001 represents a seven-month period as compared to prior fiscal year end March 31, 2001, a twelve-month period. Therefore, the major reason for decreases in various operating revenues and expenses is the short reporting period.

     Another significant variance in comparing the seven months ended October 31, 2001 to year end March 31, 2001 is that the seven-month short period does not include any revenues and much decreased expenditures related to the two ski facilities, as the majority of ski operation revenue and expense is generated during the months of December through March. Revenues generated from advance ticket sales have been recorded as deferred revenue, and likewise various operating costs directly related to the two ski facilities have been recorded as deferred operating costs.

     For the seven months ended October 31, 2001, the Companies report a net loss of ($804,422) or ($0.42) per combined share as compared with a net income of $252, 532 or $0.13 per combined share for fiscal year end March 31, 2001.

     Combined revenue of $4,762,067 represents a decrease of $14,134,384 or a 75% decrease when compared to Fiscal 2001. Ski Operations decreased $11,267,371 or 100%, Summer Recreational Operations decreased $552,204 or 20% and Real Estate Management Operations decreased $2,314,809 or 47% when compared to Fiscal 2001.

     The Ski Operations had no skiers visit our slopes during the seven months ended October 31, 2001, as explained above, compared to 247,000 skier visits last season. Tubing also had no tuber visits at October 31, 2001 as compared to 83,000 tuber visits at March 31, 2001. Likewise, food and beverage operations and retail ski shop operations recognized no revenues during the short period ended October 31, 2001. For Fiscal year end 2002, expectations are that the number of skiers and tubers visiting our slopes, as well as revenues generated from skiing and tubing operations, food and beverage and retail ski shop sales will compare to ski seasons reported in previous March 31st fiscal year ends.

     The Summer Recreation Operations decrease is attributed to the summer music festivals (39%) not drawing as many consumers as in the past mainly due to inclement weather. The remaining decrease is the result of shorter operating periods for Splatter and TRAXX due to the new fiscal period.


                                   Page - 13

     The Real Estate Management Operations decrease is attributed to commissions for resale of homes in our resort communities (20%), fees for contract services provided to the homeowners of the resort communities (10%) and reduced rental revenue from the resort community homes (70%). The ski season generates a substantial volume of the home rental income, which due to the seven month period we did not recognize. The decreases were offset by an increase in Rents, Royalties and Other due to timbering revenues.

     No land sales occurred in the seven months ended October 31, 2001. In Fiscal 2001, 132 acres of land were sold for $521,607 with a basis of $1,204.

     Operating costs associated with Ski Operations decreased by $10,145,526 when compared to Fiscal 2001. This decrease is attributed to the absence of ski operations recognized during the short period, as stated above.

     Operating costs associated with Summer Recreation Operations decreased $356,763 when compared to Fiscal 2001. This decrease is attributed to the short period as noted above.

     Operating costs associated with Real Estate Management Operations decreased by $1,630,844 when compared to Fiscal 2001. This decrease is attributed to the seven month versus twelve month period comparison described above.

     General and Administration expenses decreased by $1,117,950 when compared to Fiscal 2001. This decrease is attributed to the seven month versus twelve month period comparison. Also, general and administration expenses in Fiscal 2001 had increased by $466,922 due to recognizing severance expense relating to changes in management.

     Interest and Other Income decreased by $829,076 when compared to Fiscal 2001. This decrease is mainly attributable to the sale of 132 acres of land during fiscal year ended March 31, 2001. The remaining decrease is attributed to the seven month period versus twelve month comparison described above.

     Interest expense decreased by $440,824 when compared to Fiscal 2001. This decrease is primarily attributed to a reduction in the principal on the Dreshertown Plaza note, favorable decreases in the prime rate and LIBOR rate of interest approximating 2.0% and 2.5%, respectively, during the seven months ended October 31, 2001, and the comparison of a seven month period to a twelve month period as described above.

     The effective Tax Rate for seven months ended October 31, 2001 and Fiscal 2001 was 41% respectively.


FISCAL 2001 VERSUS FISCAL 2000

     For Fiscal Year ended March 31, 2001, the Companies reported net income of $252,532 or $.13 per combined share as compared with a net income of $480,640 or $.24 per combined share for Fiscal 2000.

     Combined revenue of $18,896,451 represents an increase of $9,532 or less than 1% when compared to Fiscal 2000. Ski Operations decreased $298,272 or 3%, and Real Estate Management Operations increased $307,804 or 4% when compared to Fiscal 2000.

     The Ski Operations had approximately 247,000 skiers visit our slopes compared to 256,000 skier visits last season. The decrease of 9,000 skier visits represents a decrease of 4%. Revenue per skier was $31 compared to $30 last season for an increase of $1.00 or 3%. Tubing operations had approximately 83,000 tuber visits compared to 90,000 tuber visits last season. The decrease of 7,000 tuber visits represents a 8% decrease. Revenue per tuber was $15.18 compared to $13.84 last season for an decrease of $1.34 or 9%. The ski areas operated for a combined total of 200 days compared to 181 days last season. The food and beverage operation at the ski areas contributed revenue of $6.79 per skier visit. The retail shop operations at the ski areas contributed revenue of $2.12 per skier visit compared to $1.97 the previous season.

     The Real Estate Management Operations increase is attributed to commission for resale of homes in our resort communities (37%), fees for contract services provided to the homeowners of the resort communities (53%), and fishing and hunting leases (10%). The increases were offset by a decrease in festival revenues and fees for services provided to the Trusts of the resort communities. Disposition of properties occur sporadically and do not follow any pattern during the fiscal year.

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

     Interest expense increased by $4,664 when compared to Fiscal 2000. This increase is primarily attributed to an increase in LIBOR.

     The  effective  Tax  Rate  for  Fiscal  2001  and  2000  was  34%  and  41%
respectively.

LIQUIDITY AND CAPITAL RESOURCES:

     The Combined Statement of Cash Flows reflects net cash used in operating activities of ($2,268,566) for the seven months ended October 31, 2001 due to the short period and the absence of ski season revenues to offset certain costs and expenses, versus net cash provided by operating activities of $2,440,296 and $2,300,757 in Fiscal 2001 and 2000 respectively.

     The major capital investments made in the seven months ended October 31, 2001 were the repaving of the Jack Frost Mountain access road, the construction of a Snowboard Park at Big Boulder Ski Area and the purchase of two snowgroomers. These capital investments were financed wholly from working cash.

     During Fiscal 2001 a mortgage note payable with First Union National Bank in the amount of $4,941,000 was refinanced and will mature August 31, 2003. During the seven months ended October 31, 2001 the Companies borrowed against their $2,000,000 line of credit for a period of one month in varying amounts with a maximum of $648,195. During Fiscal 2001, the Companies borrowed against their $2,000,000 line of credit for a period of five months in varying amounts with a maximum of $1,950,000. The rate of interest is one quarter of one percentage point (0.25%) less than the Prime Rate. Management fully expects to renew the line of credit.


                                   Page - 14

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". SFAS No. 138 addresses a limited number of issues causing difficulties in the implementation of SFAS No. 133 and was required to be adopted concurrently with SFAS No. 133. The Companies do not engage in hedging activities and therefore the adoption of SFAS No. 133 and 138 did not have a material impact on the Companies' financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed prospectively pursuant to SFAS No. 142. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Companies do not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.


     MOVING FORWARD: The company expects to generate significant timbering and land sale revenues in the next fiscal year. Renovations are planned for the lodges at Jack Frost Mountain and Big Boulder Ski Areas. The areas will also receive new snow grooming equipment. Additional paintball fields and another track at our motocross park will be constructed at Jack Frost Mountain.


                                   Page - 15

BOARD OF DIRECTORS
     Milton Cooper
          Chairman, Kimco Realty Corporation;
          Director, Getty Petroleum Corp.;
          Director, Kimco Realty Corporation
     Michael J. Flynn
          Chairman of the Board and President of the Companies; Vice Chairman and Director, Kimco Realty Corporation
     Patrick M. Flynn
          President of the Companies
          Director of Real Estate, Kimco Realty Corporation
     Wolfgang Traber
          Chairman of the Board, Hanseatic Corporation & Co. N.Y.

The above Directors serve both Companies.

OFFICERS
     Patrick M. Flynn
          President
     Eldon D. Dietterick
         Executive Vice-President and Treasurer
     Richard R. Frey
         Vice-President
     Christine A. Liebold
         Secretary
     Cynthia A. Barron
         Controller

The above Officers serve both Companies.




TRANSFER AGENT
     HSBC Bank USA
          New York, New York


INDEPENDENT AUDITORS
     Parente Randolph, PC
          Wilkes Barre, Pennsylvania



                                   Page - 16

NOTICE OF ANNUAL MEETINGS

The Annual  Meetings of  Shareholders of Blue Ridge Real Estate Company and
Big Boulder Corporation will be announced with mailing of Proxy Material in February.

FORM 10-K AVAILABLE

The Companies will furnish to any shareholder, without charge, a copy of their Fiscal Year 2001 Annual Report as filed with the Securities and Exchange Commission on Form 10-K. Written request should be directed to the attention of the Secretary, Blue Ridge Real Estate Company, P.O. Box 707, Blakeslee, PA 18610-0707

CORPORATE PROPERTIES

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



                                   Page - 17