Form 10-Q
period 2002-01-31
BLUE RIDGE REAL ESTATE CO
filed 2002-03-14
CIK 12779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended January 31, 2002

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

              Class                      Outstanding at January 31, 2002
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










INDEX



                                                            Page No.

PART I - FINANCIAL INFORMATION

     Item 1-Financial Statements
           Combined Condensed Balance Sheets
           January 31, 2002 and October 31, 2001                 1 & 2

          Combined Condensed Statements of
           Operations - Three Months ended
           January 31, 2002 and December 31, 2000                    3

          Combined Condensed Statements of
           Cash Flows - Three Months Ended
           January 31, 2002 and December 31, 2000                    4

          Notes to Financial Statements                              5


     Item 2-Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                        6,7 & 8


PART II - OTHER INFORMATION                                           8

          Signatures                                                  9



                BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
                    BIG BOULDER CORPORATION AND SUBSIDIARIES
                       COMBINED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)



     ASSETS                                January 31,    October 31,
                                                 2002           2001


Current Assets
 Cash and cash equivalents
 (all funds are interest bearing)          $1,122,444       $263,178
 Accounts receivable                          365,597        376,838
 Inventories                                  396,075        231,771
 Prepaid expenses, principally
  insurance and real estate taxes             617,024        730,382
 Deferred operating costs                   1,152,477      2,106,478
     Total current assets                   3,653,617      3,708,647


Properties:
 Land, principally unimproved (19,741       1,868,505      1,868,505
  acres per land ledger)
 Land Improvements, buildings
  and equipment                            54,448,432     53,985,296
                                           56,316,937     55,853,801

 Less accumulated depreciation
  and amortization                         36,634,725     36,636,005
                                           19,682,212     19,217,796
                                          $23,335,829    $22,926,443






See accompanying notes to unaudited financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY


                                           January 31,    October 31,
                                                 2002           2001
Current Liabilities:

Notes payable - line of credit                     $0       $648,195
Current installments of
 long-term debt                               721,869        720,435
Accounts and other payables                 1,400,176        544,734
Accrued claims                                130,767        134,770
Deferred income taxes                         671,834        625,292
Accrued pension expense                       774,580        732,580
Accrued liabilities                         1,324,588        999,527
Deferred revenue                              588,987        638,875
     Total current liabilities              5,612,801      5,044,408

 Long-term debt, less
  current installments                      6,728,788      6,949,805

 Deferred income taxes                        842,117        842,117

 Other non-current liabilities                 40,292         48,219

 Deferred income non-current                  515,631        515,631

Commitments and Contingencies

Combined shareholders' equity:
 Capital Stock, without par value,
 stated value $.30 per combined share,
 Blue Ridge and Big Boulder each have
 authorized 3,000,000 shares and each
 have issued 2,198,148 shares as of January
 31, 2002 and as of October 31, 2001          659,444        659,444

Capital in excess of stated
 value                                      1,461,748      1,461,748

Earnings retained in the business           9,549,390      9,479,453
                                           11,670,582     11,600,645

LESS: Cost of 280,968 share of
 capital stock in treasury as January
 31, 2002 & October 31, 2001,
 respectively.                              2,074,382      2,074,382
                                            9,596,200      9,526,263
                                          $23,335,829    $22,926,443

See accompanying notes to unaudited financial statements.

                BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                  COMBINED CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED JANUARY 31, 2002 & DECEMBER 31, 2000
                                  (UNAUDITED)


                                                  2002           2000
Revenues:
 Ski operations                            $4,941,020     $2,657,373
 Real estate management                       988,067        687,023
 Summer recreation operations                 178,357        310,048
 Rental income                                429,856        428,439
                                            6,537,300      4,082,883
Costs and expenses:
 Ski operations                             4,921,516      2,685,046
 Real estate management                       680,007        641,211
 Summer recreation operations                 168,173        325,593
 Rental operations                            245,825        220,219
 General & administrative expenses            304,337        267,654
                                            6,319,858      4,139,723

Income (loss)from operations                  217,442        (56,840)

Other income (expense:)
 Interest & other income                        5,797        134,403
 Interest expense                            (106,702)      (208,589)
                                             (100,905)       (74,186)

Income (loss) before income taxes             116,537       (131,026)

Provision (benefit) for income taxes           46,600        (54,000)


Net income (loss)                             $69,937       $(77,026)




Basic and diluted loss per weighted
 average combined share                          $.04            ($0.04)


See accompanying notes to unaudited financial statements.

                         BLUE RIDGE REAL ESTATE COMPANY
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                   COMBINED CONDENSED STATEMENT OF CASH FLOWS
            THREE MONTHS ENDED JANUARY 31, 2002 & DECEMBER 31, 2000
                                  (UNAUDITED)

                                                      2002         2000
Cash Flows From(Used In) Operating Activities:
Net Income(Loss)                                 $   69,937     $(77,026)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Depreciation and amortization                     884,265       442,731
 Deferred income taxes                              46,542       (70,185)
 Gain on sale of assets                             (1,632)       (1,725)
Changes in assets and liabilities:
 Accounts receivable                                11,241      (537,455)
 Prepaid expenses and other current assets         (50,946)       28,471
 Deferred operating costs                          515,956      (451,233)
 Accounts Payable & accrued liabilities          1,210,573     1,099,913
 Accrued income taxes                                    0        (7,367)
 Deferred revenue                                  (49,888)      233,745
Net cash provided by operating activities        2,636,048       659,869

Cash Flows From (Used In) Investing Activities:
 Deferred Income                                         0        13,198
 Proceeds from disposition of assets                17,191         1,725
 Additions to properties                          (926,195)     (425,535)
Net cash used in investing activities             (909,004)     (410,612)

Cash flows From (Used In) Financing Activities:
 Payment of short-term financing                (1,448,195)     (100,000)
 Proceeds from short-term financing                800,000     1,350,000
 Payment of long-term debt                        (219,583)     (215,885)
 Purchase of Treasury stock                              0       (18,842)
 Net cash from (used in) financing activities     (867,778)    1,015,273

Net increase in cash and cash equivalents          859,266     1,264,530

Cash and cash equivalents, beginning
of period                                          263,178       261,363

Cash and cash equivalents, end of period        $1,122,444    $1,525,893

Supplemental disclosures of cash flow information:
 Cash paid during period:
  Interest                                        $107,516      $205,113
  Income taxes                                          $0       $47,069


See accompanying notes to unaudited financial statements.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



     1. The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of Management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2002, and the results of operations and the statements of cash flows for the three month periods ended January 31, 2002 and December 31, 2000.

     Certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These combined financial statements should be read in conjunction with the financial statements and notes thereto included in the Companies' Transition Report on Form 10-K for the seven months ended October 31, 2001.


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

     3. The provision for income taxes for the three months ended January 31, 2002 represents the estimated annual effective tax rate for the year ending October 31, 2002. The effective income tax rate for the first three months of Fiscal 2002 was 40%.

     4. Reclassifications have been made to the December 31, 2000 Combined Condensed Statement of Operations to reflect changes in presentation for the three months ended January 31, 2002. Namely, Summer Recreation Operations are reported as a separate segment of the Companies.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Due to the change in the Companies' fiscal year end, the most recent being October 31, 2001, the comparative quarterly information presented is from the most current comparable quarter, which is the three months ended December 31, 2000. It was not financially practicable to restate the prior fiscal information to match the newly stated quarters.

     Operations for the three months ended January 31, 2002 (Fiscal 2002) resulted in a net income of $.04 per combined share compared to a net loss of $(.04) per combined share for the three months ended December 31, 2000.

     Combined revenue of $6,537,300 represents an increase of $2,454,417 as compared to the three months ended December 31, 2000. Ski operations increased $2,283,647. Real Estate Management increased $301,044 and Rental Income increased $1,417. Summer recreation activities decreased $131,691.

     Ski operations increase in revenue for the three months ended January 31, 2002 is the result of two months of ski activity being compared to one month of ski activity for the three months ended December 31, 2000. The ski areas traditionally operate from December through March.

     Real Estate Management increase in revenue is attributed to property management of homes in our resort communities (50%) and the implementation of a timbering program (50%).


     Summer recreational activities decrease in revenue is attributed to Splatter Paintball (18%) and Traxx (52%). These two operations were closed for the majority of the three month period ending January 31, 2002, due to it being cost beneficial to shorten the operating period. Both centers were operational for all three months ended December 31, 2000.

     Interest and Other Income decreased $128,606. This decrease was due to other income received from the Penn DOT sewer line construction project in the three month period ended December 31, 2000.

     Operating costs increased by $2,143,452 during the first three months of Fiscal 2002 as compared to the three months ended December 31, 2000. Ski Operation expenses increased by $2,236,470 as a result of two months of ski activity expenses being included for the three months ended January 31, 2002 as compared to one month of ski activity expenses being included for the three months ended December 31, 2000. The ski areas traditionally operate from December through March.

     Real Estate Management operating expenses increased by $38,796.


     Summer recreational activities operating expenses decreased by $157,420 as a result of Splatter Paintball and Traxx being closed for the majority of the three months ended January 31, 2002 and being operational for the three months ended December 31, 2000.

     Rental income operating expenses increased by $25,606.

     General and Administrative expenses for the first three months of Fiscal 2002 as compared to the three months ended December 31, 2000, increased by $36,683, this fluctuation is the result of timing differences in the purchasing of supplies and services.

     Interest expense for the first three months of Fiscal 2002, as compared to the three months ended December 31, 2000, decreased by $101,887. This decrease is attributable to a reduction in debt on the Dreshertown Plaza Shopping Center (59%) and the payoff of the Jack Frost Mountain compressor loan (20%). Balance of the decrease is from a reduction in debt through monthly principal payments and a reduction in the prime interest rate.

     Options Granted

     Effective December 10, 2001 four corporate officers were granted stock options in varying amounts with a total of 11,000 shares. The option price of $10.50 was equal to the market value on the date of the grant. Because the exercise price of the stock options equals the fair market value of the Companies' underlying stock on the date of the grant, no compensation expense is recognized in the combined condensed statement of operation.

     Per Share Data

Income (loss) per share are computed
  as follows:                               3 Mos ended       3 Mos ended
                                              January 31,    December 31,
                                                    2002             2000
Net Income (Loss)                                $ 69,937     $  (77,026)
Weighted average combined shares of common
 stock outstanding used to compute basic
 earnings per combined common share             1,917,180      1,924,433
Additional combined common shares to be
 issued assuming exercise of stock options,
 net of combined shares assumed reacquired         14,237         10,120
Combined shares used to complete dilutive
 effect of stock option                         1,931,417      1,934,553
Basic and diluted income (loss) per combined
common share                                         $.04          $(.04)

     Financial Condition, Liquidity and Capital Resources

     Working capital as of January 31, 2002, decreased by $623,423 as compared to October 31, 2001. The decrease is primarily due to the cyclical nature of the Companies' business. The change in the balance of deferred operating costs from October 31, 2001 to January 31, 2002 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

     Moving Forward

     Capital expenditures for the First Quarter of Fiscal 2002 were for various equipment purchases. The Companies, in Fiscal 2002 will be constructing additional Splatter Paintball fields, the completion of an ATV exclusive area at the Traxx Motorcross facility at Jack Frost Mountain and upgrades to the Fernridge Campground.


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

                                   FORM 10-Q



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





                           BLUE RIDGE REAL ESTATE COMPANY
                               BIG BOULDER CORPORATION
                                    (Registrant)






                                     (Signature)
                                    Eldon D. Dietterick
                                    Executive Vice President/Treasurer





                                   (Signature)
                                    Cynthia A. Barron
                                    Chief Accounting Officer





Date:  March 6, 2002