Form 10-Q
period 2002-04-30
BLUE RIDGE REAL ESTATE CO
filed 2002-06-12
CIK 12779

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended April 30, 2002

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

                     YES___X____          NO__________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report:

              Class                      Outstanding at April 30, 2002
Common Stock, without par value,                    1,916,180
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













                                   INDEX



                                                            Page No.

PART I - FINANCIAL INFORMATION

     Item 1-Financial Statements
           Combined Condensed Balance Sheets
           April 30, 2002 and October 31, 2001                 1 & 2

          Combined Condensed Statements of
           Operations - Three Months and Six Months
           ended April 30, 2002 and March 31, 2001                 3

          Combined Condensed Statements of
           Cash Flows - Six Months Ended
           April 30, 2002 and March 31, 2001                       4

          Notes to Financial Statements                            5


     Item 2-Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                    6, 7 & 8


PART II - OTHER INFORMATION                                        8

          Signatures                                               9



                BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
                   BIG BOULDER CORPORATION AND SUBSIDIARIES
                       COMBINED CONDENSED BALANCE SHEETS



     ASSETS                                  April 30,    October 31,
                                                 2002           2001
                                           (UNAUDITED)      (AUDITED)


Current Assets
 Cash and cash equivalents
 (all funds are interest bearing)          $1,577,892       $263,178
 Accounts receivable                          886,181        376,838
 Inventories                                  200,570        231,771
Prepaid expenses, principally
  insurance and real estate taxes             708,686        730,382
 Deferred operating costs                     336,684      2,106,478
     Total current assets                   3,710,013      3,708,647


Properties:
 Land, principally unimproved (19,741       1,868,505      1,868,505
  acres per land ledger)
 Land Improvements, buildings
  and equipment                            54,111,007     53,985,296
                                           55,979,512     55,853,801

 Less accumulated depreciation
  and amortization                         36,659,750     36,636,005
                                           19,319,762     19,217,796
                                          $23,029,775    $22,926,443






See accompanying notes to unaudited financial statements.

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                             April 30,    October 31,
                                                 2002           2001
Current Liabilities:

Notes payable - line of credit                     $0       $648,195
Current installments of
 long-term debt                               723,342        720,435
Accounts and other payables                   494,137        544,734
Accrued claims                                165,682        134,770
Deferred income taxes                         905,863        625,292
Accrued pension expense                       816,580        732,580
Accrued liabilities                           663,871        999,527
Deferred revenue                              366,420        638,875
     Total current liabilities              4,135,895      5,044,408

 Long-term debt, less
  current installments                      6,507,388      6,949,805

 Deferred income taxes                      1,044,269        842,117

 Other non-current liabilities                 36,707         48,219

 Deferred income non-current                  515,631        515,631

Commitments and Contingencies

Combined shareholders' equity:
 Capital Stock, without par value,
 stated value $.30 per combined share,
 Blue Ridge and Big Boulder each have
 authorized 3,000,000 shares and each
 have issued 2,198,148 shares as of April
 30, 2002 and as of October 31, 2001          659,444        659,444

Capital in excess of stated
 value                                      1,461,748      1,461,748

Earnings retained in the business          10,753,575      9,479,453
                                           12,874,767     11,600,645

LESS: Cost of 281,968 and 280,968 shares
of capital stock in treasury as April
 30, 2002 & October 31, 2001,
 respectively.                              2,084,882      2,074,382
                                           10,789,885      9,526,263
                                          $23,029,775    $22,926,443

See accompanying notes to unaudited financial statements.

              BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
                  BIG BOULDER CORPORATION AND SUBSIDIARIES
                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                             Three Months Ended      Six Months Ended
                          April 30    March 31   April 30   March 31,
                              2002        2001       2002       2001
Revenues:
 Ski operations          $5,074,055 $8,609,998 $10,015,075 $11,267,371
 Real estate management   1,373,445  1,014,394   2,361,512   1,701,417
 Summer recreation
    operations              186,278    165,764     364,635     475,812
 Rental income              516,084    500,737     945,940     929,176
                          7,149,862 10,290,893  13,687,162  14,373,776
Costs and expenses:
 Ski operations           4,007,210  8,560,957   8,928,726  11,246,003
 Real estate management     758,754    761,955   1,438,761   1,403,166
 Summer recreation
    Operations              263,763    272,193     431,936     597,786
 Rental operations          210,042    280,090     455,867     500,309
 General & administrative
    Expenses                191,925    957,793     496,262   1,225,447
                          5,431,694 10,832,988  11,751,552  14,972,711

Income (loss)from
    operations            1,718,168   (542,095)  1,935,610    (598,935)

Other income (expense:)
 Interest & other income     10,536    146,735      16,333     281,138
 Interest expense           (88,396)  (163,922)   (195,098)   (372,511)
                            (77,860)   (17,187)   (178,765)    (91,373)

Income (loss) before
    income taxes          1,640,308   (559,282)  1,756,845    (690,308)

Provision (benefit)
    for income taxes        436,123   (419,119)    482,723    (473,119)


Net income (loss)        $1,204,185  ($140,163) $1,274,122   ($217,189)




Basic and diluted income
   (loss) per weighted
   average combined share     $0.63     ($0.07)      $0.66      ($0.11)

See accompanying notes to unaudited financial statements.

                      BLUE RIDGE REAL ESTATE COMPANY
                BIG BOULDER CORPORATION and SUBSIDIARIES
               COMBINED CONDENSED STATEMENT OF CASH FLOWS
            SIX MONTHS ENDED APRIL 30, 2002 & MARCH 31, 2001
                               (UNAUDITED)

                                                     2002         2001
Cash Flows From(Used In) Operating Activities:
Net Income(Loss)                              $1,274,122    ($217,189)
Adjustments to reconcile net income (loss)
 to net cash provided by operating
 activities:
Depreciation and amortization                  1,587,934    1,673,032
 Deferred income taxes                           482,723     (676,255)
 Gain on sale of assets                           (1,632)      (5,879)
Changes in assets and liabilities:
 Accounts receivable                            (509,343)    (133,807)
 Prepaid expenses and other current assets        52,897     (447,628)
 Deferred operating costs                      1,088,476    3,684,377
 Accounts Payable & accrued liabilities         (282,853)     679,783
 Accrued income taxes                                  0      (53,186)
 Deferred revenue                               (272,455)     105,059
Net cash provided by operating activities      3,419,869    4,608,307

Cash Flows From (Used In) Investing Activities:
 Deferred Income                                       0       13,198
 Proceeds from disposition of assets              17,191        5,879
 Additions to properties                      (1,024,141)    (930,108)
Net cash used in investing activities         (1,006,950)    (911,031)

Cash flows From (Used In) Financing Activities:
 Payment of short-term financing              (1,448,195)  (2,050,000)
 Proceeds from short-term financing              800,000    1,350,000
 Payment of long-term debt                      (439,510)    (583,832)
 Purchase of Treasury stock                      (10,500)     (45,968)
 Net cash used in financing activities        (1,098,205)  (1,329,800)

Net increase in cash and cash equivalents      1,314,714    2,367,476

Cash and cash equivalents, beginning
of period                                        263,178      261,363

Cash and cash equivalents, end of period      $1,577,892   $2,628,839

Supplemental disclosures of cash flow information:
 Cash paid during period:
  Interest                                      $196,249     $371,250
  Income taxes                                  $ 14,012     $247,802


See accompanying notes to unaudited financial statements.

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS



     1. The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of Management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 2002, and the results of operations and the statements of cash flows for the three and six month periods ended April 30, 2002 and March 31, 2001.

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

     3. The provision for income taxes for the three and six months ended April 30, 2002 represents the estimated annual effective tax rate for the year ending October 31, 2002. The effective income tax rate for the first six months of Fiscal 2002 was 34%.

     4. Reclassifications have been made to the March 31, 2001 Combined Condensed Financial Statement of Operations to reflect changes in presentation for the three and six months ended April 30, 2002. Namely, Summer Recreation Operations are reported as a separate segment of the Companies.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Due to the change in the Companies' fiscal year end, the most recent being October 31, 2001, the comparative quarterly information presented is from the most current comparable quarters which are the three and six months ended March 31, 2001. It was not financially practicable to restate the prior fiscal information to match the newly stated quarters.

     Operations for the three and six months ended April 30, 2002 resulted in a net income of $.63 and $.66 per combined share compared to a net loss of $(.07) and ($0.11) per combined share for the three and six months ended March 31, 2001.

     Combined revenue of $7,149,862 and $13,687,162 for the three and six months ended April 30, 2002 represents a decrease of $3,141,031 and $686,614 as compared to the three and six months ended March 31, 2001. Ski Operations decreased $3,535,943 and $1,252,296 for the three and six months ended April 30, 2002 as compared to the three and six months ended March 31, 2001. Real Estate Management increased $359,051 and $660,095 for the three and six months ended April 30, 2002 as compared to the three and six months ended March 31, 2001. Summer Recreation Operations increased $20,514 and decreased $111,177 for the three and six months ended April 30, 2002 as compared to the three and six months ended March 31, 2001. Rental income increased $15,347 and $16,764 for the three and six months ended April 30, 2002 as compared to the three and six months ended March 31, 2001.

     Ski Operations decrease was due to the extremely warm months of November and December 2001 which resulted in a much later opening date.

     Real Estate Management increase was due to the implementation of a timbering program. Management has instituted a program to begin selective timbering on the Companies land holdings. A forester has been hired to generate a long-term plan of managed timbering which pays specific attention to protecting the environment and retaining the value of the land. Bids are publicly sought for parcels which have had the timber selectively marked and calculated to board feet. For the six months ended April 30, 2002 five timber sales agreements have been entered into generating approximately $672,000 of revenue. Management anticipates two additional contracts to be entered into during the remaining months of the fiscal year.

     Summer Recreation Activities decreased due to the closing of the Splatter Paintball fields and the Traxx Motocross facility in early December 2001 which were operational year round in the previous year.

     Interest and Other Income decreased by $136,199 and $264,805 for the three and six months ended April 30, 2002 as compared to the three and six months ended March 31, 2001. This decrease is attributable to the revenue from Penn Dot Sewer Project (52%) and the reclassification of fuel tax credits (48%) being included in other income during the three and six months ended March 31, 2001 that wasn't applicable to the three and six months ended April 30, 2002.

Operating costs decreased by $4,635,426 and $2,491,974 for the three and six months ended April 30, 2002 as compared to the three and six months ended March 31, 2001. This decrease was due to the late opening of the ski areas relating to the extremely warm weather in November and December 2001, in addition to vigorous cost management because of the unseasonably warm winter.

     General and Administrative expenses for the three and six months ended April 30, 2002 decreased $765,868 and $729,185 as compared to the three and six months ended March 31, 2001. This is the result of a reallocation of wages and benefits (14%), the accrual of a severance package (65%) at March 31, 2001 and year end accrual adjustments (21%) at March 31, 2001.

     Interest expense for the three and six months ended April 30, 2002 decreased $75,526 and $177,413 as compared to the three and six months ended
March 31, 2001. This decrease is attributable to a reduction in the prime interest rate (50%), pay down on notes payable (20%), and lower draws on the line of credit (10%).

     Options Granted Effective December 10, 2001 four corporate officers were granted stock options in varying amounts with a total of 11,000 shares. The option price of $10.50 was equal to the market value on the date of the grant.

     Because the exercise price of the stock options equaled the fair market value of the Companies' underlying stock on the date of the grant, no compensation expense has been recognized in the combined condensed statement of operations.

Per Share Data
Loss per share are computed as follows;
                                         6 Mos ended       6 Mos ended
                                            April 30,        March 31,
                                                2002             2001
Net Income (Loss)                          $1,274,122       ($217,189)
Weighted average combined shares of common
 stock outstanding used to compute basic
 earnings per combined common share         1,916,680        1,923,179
Additional combined common shares to be
 issued assuming exercise of stock options,
 net of combined shares assumed reacquired     13,722            9,902
Combined shares used to complete dilutive
 effect of stock option                     1,930,402        1,933,081
Basic and diluted income (loss) per combined
common share         $0.66           $(.11)


Financial Condition, Liquidity and Capital Resources

     The deficit in working capital as of April 30, 2002, decreased by $909,879 as compared to October 31, 2001. The change is primarily due to the cyclical nature of the Companies' business. The change in the balance of deferred operating costs from October 31, 2001 to April 30, 2002 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

Moving Forward

     Capital expenditures for the six months ended April 30, 2002 were for the renovation and expansion of the Jack Frost Mountain Rental Shop, the expansion of the terrain park at Big Boulder and various equipment purchases at both ski areas all of which were financed through working capital. The Companies, in Fiscal 2002 will construct a new dual double chair lift at Jack Frost Mountain, purchase new snowmaking compressors and new snow grooming equipment for Big Boulder Ski Area. Management expects to obtai n debt and or lease financing on the three previously mentioned capital additions.

     During Fiscal 2002 the Companies instituted a new division for the purpose of actively pursuing real estate sales and purchases. The land department has started to identify a subdivision masterplan and will begin to seek potential buyers. Management intends to generate a constistent stream of additional revenue through selective sales and purchases of land. The initiation of two business activities during Fiscal 2002 - land sales and the timbering program, has prompted Management to consider the possib ility of creating a new business segment.

     Management is also considering the organization of another subsidiary corporation - Boulder Creek Resort Company. The new company would be used as a marketing tool to consolidate and "brand" the Companies' holdings as one resort destination and also enable the advancement of the land sales division.

     An offer to purchase the Dreshertown Plaza Shopping Center has been presented to the Companies. Management is presently reviewing the proposal. No firm price has been determined


PART II - OTHER INFORMATION

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





Date:  June 4, 2002