Form 10-Q
period 2002-07-31
BLUE RIDGE REAL ESTATE CO
filed 2002-09-11
CIK 12779

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended July 31, 2002

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

                     YES___X____          NO__________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report: Class Outstanding at July 31, 2002 Common Stock, without par value, 1,916,180 stated value $.30 per combined share*

     *Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (referred to as the "Corporations") and under the by-laws of the Corporations, shares of the Corporations are combined in unit certificates, each certificate representing the same number of shares of each of the Corporations. Shares of each Corporation may be transferred only together with an equal number of shares of the other Corporation. For this reason, a combined Blue Ridge/Big Boulder Form 10-Q is being filed. Except as otherwise indicated, all information applies to both Corporations.













                                   INDEX



                                                            Page No.

PART I - FINANCIAL INFORMATION

     Item 1-Financial Statements
           Combined Condensed Balance Sheets
           July 31, 2002 and October 31, 2001                 1 & 2

          Combined Condensed Statements of
           Operations - Three Months and Nine Months
           ended July 31, 2002 and June 30, 2001                  3

          Combined Condensed Statements of
           Cash Flows - Nine Months Ended
           July 31, 2002 and June 30, 2001                        4

          Notes to Financial Statements                           5


     Item 2-Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                               6, 7, 8, & 9

     Item 3-Quantitative and Qualitative Disclosures
           About Market Risk - Not applicable

     Item 4-Controls and Procedures                               9


PART II - OTHER INFORMATION                                       9

          Item 6-Exhibits and Reports on Form 8-K                 9

          Signatures                                             10

          Chief Executive Officer Certification                  11

          Chief Financial Officer Certification                  12



                BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
                   BIG BOULDER CORPORATION AND SUBSIDIARIES
                       COMBINED CONDENSED BALANCE SHEETS



     ASSETS                                  July 31,    October 31,
                                                 2002           2001
                                           (UNAUDITED)      (AUDITED)


Current Assets
 Cash and cash equivalents
 (all funds are interest bearing)          $  956,262       $263,178
 Accounts receivable                          727,533        376,838
 Inventories                                  198,618        231,771
Prepaid expenses, principally
  insurance and real estate taxes             946,623        730,382
 Deferred operating costs                   1,229,977      2,106,478
     Total current assets                   4,059,013      3,708,647


Properties:
 Land, principally unimproved (19,741       1,868,505      1,868,505
  acres per land ledger)
 Land Improvements, buildings
  and equipment                            54,797,267     53,985,296
                                           56,665,772     55,853,801

 Less accumulated depreciation
  and amortization                         37,156,076     36,636,005
                                           19,509,696     19,217,796
                                          $23,568,709    $22,926,443






See accompanying notes to unaudited financial statements.

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                             July 31,    October 31,
                                                 2002           2001
Current Liabilities:

Notes payable - line of credit                     $0       $648,195
Current installments of
 long-term debt                               724,854        720,435
Accounts and other payables                   712,341        544,734
Accrued claims                                189,963        134,770
Deferred income taxes                         996,398        625,292
Accrued pension expense                       858,580        732,580
Accrued liabilities                           751,757        999,527
Deferred revenue                              577,641        638,875
     Total current liabilities              4,811,534      5,044,408

 Long-term debt, less
  current installments                      6,365,595      6,949,805

 Deferred income taxes                      1,044,269        842,117

 Other non-current liabilities                 32,419         48,219

 Deferred income non-current                  515,631        515,631

Commitments and Contingencies

Combined shareholders' equity:
 Capital Stock, without par value,
 stated value $.30 per combined share,
 Blue Ridge and Big Boulder each have
 authorized 3,000,000 shares and each
 have issued 2,198,148 shares as of July
 31, 2002 and as of October 31, 2001          659,444        659,444

Capital in excess of stated
 value                                      1,461,748      1,461,748

Earnings retained in the business          10,762,951      9,479,453
                                           12,884,143     11,600,645

LESS: Cost of 281,968 and 280,968 shares
of capital stock in treasury as April
 30, 2002 & October 31, 2001,
 respectively.                              2,084,882      2,074,382
                                           10,799,261      9,526,263
                                          $23,568,709    $22,926,443

See accompanying notes to unaudited financial statements.

              BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
                  BIG BOULDER CORPORATION AND SUBSIDIARIES
                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                             Three Months Ended     Nine Months Ended
                           July 31,    June 30,   July 31,   June 30,
                              2002        2001       2002       2001
Revenues:
 Ski operations          $        0 $        0 $10,015,075 $11,267,371
 Real estate management   1,212,214    620,094   3,573,726   2,321,511
 Summer recreation
    operations              812,444    524,961   1,177,079   1,000,773
 Rental income              466,069    443,345   1,412,009   1,372,521
                          2,490,727  1,588,400  16,177,889  15,962,176
Costs and expenses:
 Ski operations             559,815          0   9,488,541  11,246,003
 Real estate management     805,953    579,162   2,244,714   1,982,328
 Summer recreation
    Operations              655,172    525,553   1,087,108   1,123,339
 Rental operations          220,073    240,895     675,940     741,204
 General & administrative
    Expenses                 67,593    251,326     563,855   1,476,773
                          2,308,606  1,596,936  14,060,158  16,569,647

Income (loss)from
    operations              182,121     (8,536)  2,117,731    (607,471)

Other income (expense:)
 Interest & other income      5,684     15,560      22,017     296,698
 Interest expense           (87,894)  (135,805)   (282,992)   (508,316)
                            (82,210)  (120,245)   (260,975)   (211,618)

Income (loss) before
    income taxes             99,911   (128,781)  1,856,756    (819,089)

Provision (benefit)
    for income taxes         90,535    (46,044)    573,258    (519,163)


Net income (loss)            $9,376   ($82,737) $1,283,498   ($299,926)




Basic and diluted income
   (loss) per weighted
   average combined share     $0.01     ($0.04)      $0.67      ($0.16)

See accompanying notes to unaudited financial statements.

                      BLUE RIDGE REAL ESTATE COMPANY
                BIG BOULDER CORPORATION and SUBSIDIARIES
               COMBINED CONDENSED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED JULY 31, 2002 & JUNE 30, 2001
                               (UNAUDITED)

                                                    2002         2001
Cash Flows From(Used In) Operating Activities:
Net Income(Loss)                              $1,283,498    ($299,926)
Adjustments to reconcile net income (loss)
 to net cash provided by operating
 activities:
Depreciation and amortization                  1,758,883    2,176,313
 Deferred income taxes                           573,258     (722,299)
 Gain on sale of assets                           (1,632)      (6,237)
Changes in assets and liabilities:
 Accounts receivable                            (350,695)     (64,687)
 Prepaid expenses and other current assets      (183,088)    (550,757)
 Deferred operating costs                        520,560    2,383,010
 Accounts Payable & accrued liabilities           85,230      658,298
 Accrued income taxes                                  0     (123,156)
 Deferred revenue                                (61,234)     227,473
Net cash provided by operating activities      3,624,780    3,678,032

Cash Flows From (Used In) Investing Activities:
 Deferred Income                                       0       13,198
 Proceeds from disposition of assets              17,191       24,586
 Additions to properties                      (1,710,401)    (952,842)
Net cash used in investing activities         (1,693,210)    (915,058)

Cash flows From (Used In) Financing Activities:
 Payment of short-term financing              (1,448,195)  (2,050,000)
 Proceeds from short-term financing              800,000    1,350,000
 Payment of long-term debt                      (579,791)    (762,644)
 Purchase of Treasury stock                      (10,500)     (72,064)
 Net cash used in financing activities        (1,238,486)  (1,534,708)

Net increase in cash and cash equivalents        693,084    1,228,266

Cash and cash equivalents, beginning
of period                                        263,178      261,363

Cash and cash equivalents, end of period        $956,262   $1,489,629

Supplemental disclosures of cash flow information:
 Cash paid during period:
  Interest                                      $284,277     $511,900
  Income taxes                                  $ 14,012     $318,113






See accompanying notes to unaudited financial statements.

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS



     1. The combined financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of Management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2002, and the results of operations and the statements of cash flows for the three and nine month periods ended July 31, 2002 and June 30, 2001.

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

     3. The provision for income taxes for the three and nine months ended July 31, 2002 represents the estimated annual effective tax rate for the year ending October 31, 2002. The effective income tax rate for the first nine months of Fiscal 2002 was 34%.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Due to the change in the Companies' fiscal year end, the most recent being October 31, 2001, the comparative quarterly information presented is from the most current comparable quarters which are the three and nine months ended June 30, 2001. It was not financially practicable to restate the prior fiscal information to match the newly stated quarters.

     Operations for the three and nine months ended July 31, 2002 resulted in a net income of $.01 and $.67 per combined share compared to a net loss of $(.04) and ($0.16) per combined share for the three and nine months ended June 30, 2001.

     Combined revenue of $2,490,727 and $16,177,889 for the three and nine months ended July 31, 2002 represents an increase of $902,327 and $215,713 as compared to the three and nine months ended June 30, 2001. Ski Operations remained unchanged at $0 for the three months ended July 31, 2002 and decreased $1,252,296 for the nine months ended June 30, 2001. Real Estate Management increased $592,120 and $1,252,215 for the three and nine months ended July 31, 2002 as compared to the three and nine months ended Ju ne 30, 2001. Summer Recreation Operations increased $287,483 and $176,306 for the three and nine months ended July 31, 2002 as compared to the three and nine months ended June 30, 2001. Rental income increased $22,724 and $39,488 for the three and nine months ended July 31, 2002 as compared to the three and nine months ended June 30, 2001.

     Ski Operations decrease was due to the extremely warm months of November and December 2001 which resulted in a much later opening date.

     Real Estate Management increase was due to the implementation of a timbering program. Management has instituted a program to begin selective timbering on the Companies land holdings. To date approximately 5% of the companies 19,741 acres have been marked for timbering. A forester has been hired to generate a long-term plan of managed timbering which pays specific attention to protecting the environment and retaining the value of the land. Bids are publicly sought for parcels which have had the timber selectively marked and calculated to board feet. For the nine months ended July 31, 2002 seven timber sales agreements have been entered into generating approximately $1,173,000 of revenue.

     Summer Recreation Activities increase was due to increased Splatter Paintball revenue (39%) and Lake Club revenue (61%). The comparative information specifically for summer operations includes 3 months of operation in 2001 versus 4 months in 2002.

     Interest and Other Income decreased by $9,876 and $274,681 for the three and nine months ended July 31, 2002 as compared to the three and nine months ended June 30, 2001. This decrease is attributable to the revenue from Penn Dot Sewer Project (52%) and the reclassification of fuel tax credits (48%) being included in other income during the three and nine months ended June 30, 2001 that wasn't applicable to the three and nine months ended July 31, 2002.

     Operating costs increased by $895,403 and decreased by $1,596,571 for the three and nine months ended July 31, 2002 as compared to the three and nine months ended June 30, 2001. The increase in operating expenses for the three months ended July 31, 2002 as compared to the three months ended June 30, 2001 is the result of ski operation wages, benefits and payroll taxes being recognized for personnel performing services related to other revenue operations which were previously deferred during the three mont hs ended June 30, 2001 and the costs associated with the addition of timbering and land sales departments in Fiscal 2002. The decrease in operating expenses for the nine months ended July 31, 2002 as compared to the nine months ended June 30, 2001 is the result of the change in fiscal year end.

     General and Administrative expenses for the three and nine months ended July 31, 2002 decreased $183,733 and $912,918 as compared to the three and nine months ended June 30, 2001. This is the result of a reclassification of wages and benefits to the appropriate operating centers (15%), the payment of a severance package (53%) at March 31, 2001 and year end accrual adjustments (13%) at March 31, 2001.

     Interest expense for the three and nine months ended July 31, 2002 decreased $47,911 and $225,324 as compared to the three and nine months ended June 30, 2001. This decrease is attributable to a reduction in the prime interest rate (50%), pay down on notes payable (20%), and lower draws on the line of credit (10%).


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

Per Share Data
Loss per share are computed as follows;
                                         9 Mos ended       9 Mos ended
                                            July 31,         June 30,
                                                2002             2001

Net Income (Loss)                          $1,283,498       ($299,926)
Weighted average combined shares of common
 stock outstanding used to compute basic
 earnings per combined common share         1,916,513        1,921,596
Additional combined common shares to be
 issued assuming exercise of stock options,
 net of combined shares assumed reacquired     14,025           10,441
Combined shares used to complete dilutive
 effect of stock option                     1,930,538        1,932,036
Basic earnings per combined common share        $0.67           $(0.16)
Diluted earnings per combined common share      $0.67           $(0.16)


Financial Condition, Liquidity and Capital Resources

     The deficit in working capital as of July 31, 2002, decreased by $583,240 as compared to October 31, 2001. The increase is primarily due to the cyclical nature of the Companies' business. The change in the balance of deferred operating costs from October 31, 2001 to July 31, 2002 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.


Moving Forward

     Capital expenditures for the nine months ended July 31, 2002 were for the renovation and expansion of the Jack Frost Mountain Rental Shop, the expansion of the terrain park at Big Boulder and various equipment purchases at both ski areas all of which were financed through working capital. The Companies, in Fiscal 2002 will construct a new dual double chair lift at Jack Frost Mountain, purchase new snowmaking compressors and new snow grooming equipment for Big Boulder Ski Area.

     The  Companies  will  also be  emphasizing  our  timbering  and land  sales opportunities. The timbering program is designed to ensure that the highest standards are being met in regards to retaining the value of the land where timber is being harvested and that all environmental issues and concerns are addressed in a professional, environment friendly manner. The land sales department is aggressively marketing land parcels for residential and commercial development. The land department has started to identify a subdivision masterplan and will begin to seek potential buyers. Management intends to generate a consistent stream of additional revenue through selective sales and purchases of land. The possibility exists for entering into 1031 tax deferred exchanges with any of the land transactions, therefore exchanging land for revenue generating properties. The initiation of two business activities during Fiscal 2002 - land sales and the timbering program, has prompted Management to consider the possibility of creating a new business segment.

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

Item 4. Controls and Procedures

     There have been no significant changes in the Companies internal controls or in any factors that could significantly affect the controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits.
         99.1 Certification of chief executive officer
         99.2 Certification of chief financial officer

   (b)   Reports on Form 8-K
         None.

   The Companies have no matters to report with respect to Items 1, 2, 3, and 5.

                                FORM 10-Q



                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





                           BLUE RIDGE REAL ESTATE COMPANY
                               BIG BOULDER CORPORATION
                                    (Registrant)






                                   (Signature)
                                    Eldon D. Dietterick
                                    Executive Vice President/Treasurer





                                  (Signature)
                                   Cynthia A. Barron
                                   Chief Accounting Officer





Date:  August 30, 2002

CERTIFICATION*

I, Patrick M. Flynn, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Blue Ridge Real Estate Company and Big Boulder Corporation (together, the "registrants");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;


Date:  August 30, 2002

/s/  PATRICK M. FLYNN________
Patrick M. Flynn
Chief Executive Officer and President
_____________
     * Pursuant to the transition  provisions of Release No.  34-46427 (Aug. 28,
2002), the portions of this certification required by paragraphs (b)(4), (5) and
(6) of Exchange Act Rule 13a-14 are inapplicable to this quarterly report. Accordingly, the portions have been omitted from this certification.

CERTIFICATION*

I, Eldon D. Dietterick, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Blue Ridge Real Estate Company and Big Boulder Corporation (together, the "registrants");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;


Date:  August 30, 2002

     /s/ ELDON D. DIETTERICK________ Eldon D. Dietterick Executive Vice President and Treasurer (chief financial officer) _____________ * Pursuant to the transition provisions of Release No. 34-46427 (Aug. 28, 2002), the portions of this certification required by paragraphs (b)(4), (5) and (6) of Exchange Act Rule 13a-14 are inapplicable to this quarterly report. Accordingly, the portions have been omitted from this certification.