Form 10-K
period 2002-10-31
BLUE RIDGE REAL ESTATE CO
filed 2003-01-29
CIK 12779

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                              FORM 10-K



    (X) ANNUAL REPORTS* PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES ACT OF 1934 (FEE REQUIRED)
        For the fiscal year ended October 31, 2002
                                         OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the transition period from           to

                              0-2844 (Blue Ridge)
        Commission File No.   0-2843 (Big Boulder)

                     BLUE RIDGE REAL ESTATE COMPANY
                       BIG BOULDER CORPORATION
-------------------------------------------------------------------------------
       (exact name of Registrants as specified in their charters)

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


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. (X)

     The aggregate market value of common stock, without par value, stated value $.30 per combined share, held by non-affiliates at February 14, 2003, was $20,310,978. The market value per share is based upon the per share cost of shares as indicated over the counter on October 31, 2002. There is no established public trading market for the Companies' stock.

     Number of shares outstanding of each of the issuer's classes of common stock.

            Class                  Outstanding February 14, 2003
Common Stock, without par value                 1,916,130 Shares
  stated value $.30 per combined share

                    DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the Companies' 2002 Annual Report to Shareholders are incorporated by reference into Part II hereof.

     Specified portions of the Companies' definitive Proxy Statement for the 2002 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.
__________________
*Under a Security  Combination  Agreement between Blue Ridge
Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (the "Corporations") and under the By-Laws of the Corporations, shares of the Corporations are combined in unit certificates, each certificate representing the same number of shares of each of the Corporations. Shares of each Corporation may be transferred only together with an equal number of shares of the other Corporation. For this reason, a combined Blue Ridge /Big Boulder Form 10-K is being filed. Except as otherwise indicated, all information applies to both Corporations.

                              FORM 10-K
                                PART I
ITEM 1.  BUSINESS

   BLUE RIDGE REAL ESTATE COMPANY

     Blue Ridge Real Estate Company ("Blue Ridge"), which was incorporated in Pennsylvania in 1911, is believed to be one of the largest owners of investment property in Northeastern Pennsylvania. It owns 18,682 acres of land which are predominately located in the Pocono Mountains. These lands are held entirely as investment property. Income is derived from these lands through leases, selective timbering by others, condemnation, sales, and other dispositions. Blue Ridge also owns the Jack Frost Mountain Ski Area, which is leased to Jack Frost Mountain Company, a 225-site campground, a retail store leased to Wal-Mart and a shopping center. The ski area, campground, retail store and shopping center are more fully described under Item 2.

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

     Blue Ridge employs 23 full-time employees. Jack Frost Mountain Company, which operates the Jack Frost Mountain Ski Area, has 51 full-time employees and during the skiing season there are approximately 500 additional employees. Northeast Land Company has 16 full-time employees.

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

     Big Boulder has no employees. Lake Mountain Company, which operates the Big Boulder Ski Area, no longer has any employees. The Lake Mountain Company has been merged with the payroll of Jack Frost Mountain Company. Big Boulder Ski area has 11 full-time employees. During the skiing season, there are approximately 525 additional employees.

   INDUSTRY SEGMENT INFORMATION

     Information with respect to business segments is presented in Note 13 to the Registrants' financial statements included in Item 8.

     The quarterly results of operations for the Fiscal year 2002, the seven months ended October 31, 2001 and Fiscal year 2001 reflect the cyclical nature of the Companies' business since (a) the Companies' two ski facilities operate principally during the months of December through March and (b) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Costs and expenses, net of revenues received in advance attributable to the ski facilities for the months of April through November, are deferred and recognized as revenue and operating expenses, ratably, over the operating period.

ITEM 2.  PROPERTIES

     A. BLUE RIDGE REAL ESTATE COMPANY The physical properties of Blue Ridge consist of approximately 18,785 acres owned by Blue Ridge and Northeast Land Company, the Jack Frost Mountain Ski Area, the Fern Ridge Campground, the Wal-Mart Store, the Dreshertown Shopping Center, a sewage treatment facility, corporate headquarters building, and other miscellaneous facilities.

         SKI FACILITIES

     The Jack  Frost  Mountain  Ski Area,  under  lease to Jack  Frost  Mountain
Company since June 1, 1981, is located near White Haven, Carbon County, Pennsylvania, and commenced operations in December 1972. The Jack Frost Mountain Ski Area consists of twenty-one slopes and trails including a snowboard slope, snowmobile course, snowtubing hill, four double chairlifts, two triple chairlifts, one quad chairlift, one dual double chairlift and various buildings including a Summit Lodge with food service, a cocktail lounge, a ski shop, and a ski rental shop. The total lift capacity per hour is 13,200 skiers. These lifts are in good condition and are operated as needed during the ski season. These facilities are situated on approximately 473 acres owned by Blue Ridge and leased to Jack Frost Mountain Company. The total capital investment in the ski area is $23,071,734, the major portion of which represents the cost of the slopes and trails, chairlifts, snowmaking equipment, water supply, roads and parking areas, and all buildings including the Summit Lodge. The remainder is for furnishings and equipment for the Summit Lodge, trucks, maintenance equipment, and miscellaneous outside equipment. At October 31, 2002 the out-standing debt on the Jack Frost Mountain Ski Area was $1,683,028.

          REAL ESTATE MANAGEMENT OPERATIONS

     The Wal-Mart Store located in Laurens, South Carolina, was acquired in September 1990 for cash consideration of $2,190,470 which was the total capital investment at October 31,2002. The building consists of 70,000 square feet, located on 10.217 acres of land and is leased to Wal-Mart on a triple net basis through January 31, 2039. At October 31, 2002 a mortgage totaling $1,208,439 was outstanding on this property.

     The Dreshertown Plaza Shopping Center, Dresher, Montgomery County, Pennsylvania, was acquired in July 1986 for consideration of $4,592,579. The center consists of approximately 101,233 square feet located on approximately 15

5 acres of land. On October 31, 2002, the center was 97% occupied under leases expiring on various dates from November 30, 2002 to October 31, 2021. The total capital investment in the shopping center is $5,507,866. At October 31, 2002, a mortgage totaling $4,599,000 was out-standing on this property and was classified as a current obligation.

     The Fern Ridge Campground is located at the intersection of Route 115 and Interstate 80 in Monroe County, Pennsylvania. This campground is built on 85 acres and consists of 225 campsites, 75 with water and electric, 25 with rustic cabins and the remaining 125 are wilderness sites. Its operating period is from April 1 through September 30. At October 31, 2002, the Companies' investment in this facility was $994,727.

     Blue Ridge owns 18,682 acres of land which are predominately located in the Pocono Mountains. The majority of this property is leased to various hunting clubs. Blue Ridge also owns several cottages in the area that are leased to private individuals and two communications towers (a 196 foot and an 85 foot).

     Blue Ridge owns and leases to Jack Frost Mountain Company a sewage treatment facility to serve the resort housing at Jack Frost Mountain. The total investment in this facility at October 31, 2002 was $1,242,089 with outstanding debt of $65,757.

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

     For the Fiscal year ended October 31, 2002, revenues from operations of Blue Ridge and its subsidiaries amounted to $12,731,076. Approximately 41% of this revenue or $5,235,583 was derived from the Jack Frost Mountain Ski Area which operated 85 days during the fiscal year.

     B. BIG BOULDER CORPORATION

     The physical properties owned by Big Boulder consist of approximately 929 acres, the Big Boulder Ski Area, a sewage treatment facility, two communications towers (a 200 foot and a 300 foot), and the Mountain's Edge.

        SKI FACILITIES

     The Big Boulder Ski Area's physical properties have been leased to Lake Mountain Company since June 1, 1983, and are located in Kidder Township, Carbon County, Pennsylvania. Big Boulder Ski Area commenced operations in 1947. The Big Boulder Ski Area contains fourteen slopes and trails including a snowboard terrain park, snowtubing hill, five double chairlifts, two triple chairlifts, and various buildings including a base lodge, providing food service, a cocktail lounge, a ski shop and a ski rental service. The total lift capacity per hour is 9,600 skiers. These lifts are in good condition and are operated as needed during the ski season. These facilities are situated on approximately 90 acres owned by Big Boulder. The total capital investment in the ski area is $13,477,413. At October 31, 2002, the outstanding debt on the Big Boulder Ski Area was $320,827.

       REAL ESTATE MANAGEMENT OPERATIONS

     A sewage treatment facility was constructed by Big Boulder Corporation to serve the resort housing within the Big Boulder tract. The facility has the capacity of treating 225,000 gallons per day and is leased to Lake Mountain Company for operation. The capital investment in the facility at October 31, 2002, was $1,517,769 with an outstanding debt of $172,754 at that date.

     Big Boulder Corporation constructed the Mountain's Edge Restaurant which consists of 8,800 square feet and is located on the east shore of Big Boulder Lake, Kidder Township, Carbon County, Pennsylvania. The facility, leased to a private operator, commenced operations in May 1986. The restaurant has dining capacity for 100 patrons. The capital investment in the facility at October 31, 2002 was $1,597,453.

     Big Boulder owns 929 acres of land which are located in the Pocono Mountains. The Big Boulder Lake Club includes a 175-acre lake, swimming pool, tennis courts, boat docks and accompanying buildings.

     For the Fiscal year ended October 31, 2002, revenues from operations of Big Boulder amounted to $5,904,835. Approximately 81% of this revenue or $4,779,492 was derived from the Big Boulder Ski Area which operated 75 days during the fiscal year.

  ITEM 3.   LEGAL PROCEEDINGS
     Not applicable.

  ITEM 4.  SUBMISSION  OF MATTERS TO A VOTE OF  SECURITY  HOLDERS
     Not applicable.

  ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANTS
                                               Age     Office Held Since
                  Patrick M. Flynn              26                2001
                  President

                  Eldon D. Dietterick           57                1995
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

  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     Information required with respect to Registrants' common stock and related shareholder matters is incorporated herein by reference to the caption entitled "Price Range of Common Shares and Dividend Information" on Page 17 of the Fiscal 2002 Annual Report to Shareholders.

  ITEM 6. SELECTED FINANCIAL DATA

     Information required with respect to the specified financial data is incorporated herein by reference to Page 17 of the Fiscal 2002 Annual Report to Shareholders.

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     Information required with respect to Registrants' financial condition, changes in financial condition and results of operations is incorporated herein by reference to Pages 17 to 20 of the Fiscal 2002 Annual Report to Shareholders.

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The required financial statements are incorporated herein by reference to Pages 2 through 16 of the Fiscal 2002 Annual Report to Shareholders.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
    Not applicable.


  PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     The information concerning Directors required by Item 10 of Form 10-K is set forth under the caption "Election of Directors" in the Registrants' definitive Proxy Statement for the 2002 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

     The information concerning Executive Officers required by Item 10 of Form 10-K is set forth in Item 4A of this report.

           CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANTS
                                                Employed in Present
                                               Age   Position Since
     Richard T. Frey, Vice-President            52            2001
     Carl V. Kerstetter, Director of Marketing  52            1991
     Cynthia A. Barron, Controller              39            1996

     Richard T. Frey, Carl V. Kerstetter and Cynthia A. Barron have been employed by the Registrants on a full-time basis for more than five years.

     ITEM 11. EXECUTIVE COMPENSATION The information concerning Executive Compensation required by Item 11 of Form 10-K is set forth under the caption "Renumeration of Executive Officers and Directors" in the registrant's definitive Proxy Statement for the 2002 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

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


  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Kimco Realty Corporation is the controlling shareholder and is presently providing consulting services to the Companies.

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K

     A. (1) Financial statements included in Registrants' Fiscal 2002 Annual Report to Shareholders on Pages 2 through 16 are incorporated by reference. The Report of Independent Auditors for the combined financial statements appears on Page 22 of this Form 10-K.

     (2) Financial Statement Schedules The following is a list of financial statement schedules filed as part of this Annual Report on Form 10-K. The report of Independent Auditors for the financial statement schedule appears on Page 21 of this Form 10-K. All other schedules omitted herein are so omitted because either (1) they are not applicable, (2) the required information is shown in the financial statements, or (3) conditions are present which permit their omission, as set forth in the instructions pertaining to the content of financial statements:

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

                                                  Legend for
                                                  Documents
                                                  Incorporated
Articles of Incorporation and By-Laws             By Reference
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

      4.1   Specimen Certificate for Shares of Common Stock (1)

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
    10.1.16   First Mortgage, First Union National Bank,
               Dreshertown Plaza Shopping Center,
               Montgomery County
    10.1.5    Mortgage Relating to New Lift - Jack Frost
               Ski Area, Manufacturers and Traders Trust
               Company

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
              Stock Option Agreement - Michael J. Flynn

    10.4.2    Stock Option - Patrick M. Flynn
              Stock Option Agreement - Patrick M. Flynn

    10.4.3    Stock Option - Eldon D. Dietterick
              Stock Option Agreement - Eldon D. Dietterick

    10.4.4    Stock Option - Richard T. Frey
              Stock Option Agreement - Richard T. Frey

    10.4.5    Stock Option - Mark Daubert
              Stock Option Agreement - Mark Daubert

    13.1      The Registrants' Fiscal 2002 Annual Report to
              Shareholders, to the extent referred to in the responses to the Items of this Annual Report.

              Subsidiaries of the Registrants
    21.1      List of the Subsidiaries of the Registrants (6)

    99.1      Certification of Chief Executive Officer

    99.2      Certification of Chief Financial Officer



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

           Reports on Form 8-K
                   None

____________________________________________________EXHIBIT 99.1

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION 1350, AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 of Blue Ridge Real Estate Company and Big Boulder Corporation (together , the "Registrants") as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Patrick M. Flynn, Chief Executive Officer and President of the Registrants, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. Section 78m(a) or
Section 78o(d); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrants.



     /s/ PATRICK M. FLYNN

     Patrick M. Flynn
     Chief Executive Officer and President
     January 29, 2003

____________________________________________________EXHIBIT 99.2

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION 1350, AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 of Blue Ridge Real Estate Company and Big Boulder Corporation (together , the "Registrants") as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Eldon D. Dietterick, Executive Vice President and Treasurer (chief financial officer)of the Registrants, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. Section 78m(a) or
Section 78o(d); and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrants.



     /s/ ELDON D. DIETTERICK

     Eldon D. Dietterick
     Executive Vice President and Treasurer
     (Chief Financial Officer)
     January 29, 2003

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE REAL ESTATE COMPANY     BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION            BIG BOULDER CORPORATION

By:__________________________      By: _________________________
    Patrick M. Flynn                    Eldon D. Dietterick
    President                           Exec. Vice-President/Treasurer
    Dated:   1-29-03                    Dated:   1-29-03


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


       Signature           Title                         Date


_______________________                                 1-29-03
 Michael J. Flynn          Chairman of the Board

_______________________                                 1-29-03
 Patrick M. Flynn          President

_______________________                                 1-29-03
 Eldon D. Dietterick       Executive Vice-President &
                           Treasurer

_______________________                                 1-29-03
 Milton Cooper             Director

_______________________                                 1-29-03
 Wolfgang Traber           Director

CERTIFICATION

I, PATRICK M. FLYNN, certify that:

     1. I have reviewed this annual report on Form 10-K of Blue Ridge Real Estate Company/Big Boulder Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers, and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


January 17, 2003                ________________________________
                                Patrick M. Flynn
                                President

CERTIFICATION

I, ELDON D. DIETTERICK, certify that:

     1. I have reviewed this annual report on Form 10-K of Blue Ridge Real Estate Company/Big Boulder Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers, and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


January 17, 2003          ______________________________________
                          Eldon D. Dietterick
                          Executive Vice President and Treasurer

INDEPENDENT AUDITORS' REPORT ON
FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Blue Ridge Real Estate Company and
Big Boulder Corporation:



     We have audited the combined financial statements of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the "Companies") as of October 31, 2002 and 2001, and for the year ended October 31, 2002, the seven months ended October 31, 2001 and the year ended March 31, 2001, and have issued our report thereon dated January 17, 2003; such financial statements and report are included in your October 31, 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the combined financial statement schedules of the Companies listed in Item 14. These financial statement schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion based on our audit. In our opinion, such combined financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/

Parente Randolph, P.C.
Wilkes-Barre, Pennsylvania
January 17, 2003

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Blue Ridge Real Estate Company and
Big Boulder Corporation:

     We have audited the combined balance sheets of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the "Companies") as of October 31, 2002 and 2001, and the related combined statements of operations and earnings retained in the business and cash flows for the year ended October 31, 2002, the seven months ended October 31, 2001 and the year ended March 31, 2001. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries as of October 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended October 31, 2002, the seven months ended October 31, 2001 and the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/S/

Parente Randolph, P.C.
Wilkes-Barre, Pennsylvania
January 17, 2003, except for
Note 4 and Note 5 paragraph (b),
as to which the date is January 28, 2003

                             Combined Schedule III
           REAL ESTATE AND ACCUMULATED DEPRECIATION OCTOBER 31, 2002

COLUMN A            COLUMN B    COLUMN C             COLUMN D

                                                     Cost Capitalized
                                Initial Cost            Subsequent to
                                to company              Acquisition
                                            Buildings &
Description         Encumbrances    Land    Improvements  Improvements

Land located in N.E. Pa
including various
improvements                     1,867,766      49,915       5,451,399

Corporate Building                             282,918         470,907

Building Leased
to Others
Eastern Pa
Exchanged Asset -
Shopping Center      5,700,000     780,700   4,554,235         172,931
Other                        0           0           0       2,437,509
Laurens, SC          1,600,000     276,000   1,914,470               0
Total                7,300,000   2,924,466   6,801,538       8,249,828

                        Column E                              Column F

                     Gross Amount at which carried
                       at close of Period (1) (2)
                                Building                   Accumulated
                        Land    Improvements   Total      Depreciation
Land located in NE PA
including various
improvements         1,867,353   5,501,314   7,368,667       3,190,650

Corporate Building                 470,907     470,907         293,054

Building Leased
to Others
Eastern Pa
Exchanged Asset -
Shopping Center        780,700   4,727,166   5,507,866       2,980,584
Other                        0   2,437,508   2,437,508       1,429,049
Laurens, SC            276,000   1,914,470   2,190,470         760,469
Total                2,924,053  15,051,365  17,975,418       8,653,806

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

Buildings leased to others
Eastern PA Exchanged Asset
Shopping Center            N/A          Various       5 to 30 Yrs
Other                      N/A          Various       5 to 30 Yrs
Laurens, SC                N/A          Various       5 to 30 Yrs

     (1) Activity for the fiscal years ended October 31, 2002, October 31, 2001 and March 31, 2001 is as follows:

                                  10/31/02     10/31/01      3/31/01
Balance at beginning of year    17,890,456   17,961,131   17,012,095
Additions during year:              29,320
Improvements                        56,795       90,637      426,502
(reclassify)                             0     (161,312)     523,738
                                17,976,571   17,890,456   17,962,335

Deductions during year:
Cost of Real Estate Sold             1,153            0        1,204
Balance at end of year          17,975,418   17,890,456   17,961,131

     (2) The aggregate cost for Federal Income Tax purposes at October 31, 2002 is $16,674,098.

     (3) Activity for the fiscal years ended October 31, 2002, October 31, 2002 and March 31, 2001 is as follows:

                                   10/31/02    10/31/01      3/31/01

Balance at beginning of year      8,191,729   7,922,283    7,472,074
   Additions during year:
   (Reclassification)
   Current year depreciation        462,077     269,446      450,209
   Less retirements                       0           0            0
Balance at end of year            8,653,806   8,191,729    7,922,283

                        BLUE RIDGE REAL ESTATE COMPANY
                            BIG BOULDER CORPORATION

To Our Shareholders:

     Operating results have shown a significant improvement. For the fiscal year ending October 31, 2002 the Companies report a net income of $686,758 or $.36 per combined share compared to a net loss of ($804,422) or ($.42) per combined share for the 7-month fiscal year ending October 31, 2001.

     We aggressively promoted our website JFBB.com for internet sales in an effort to draw volume. The Ticket Express and Rental Express reservation system created for customer convenience the previous year proved very successful and continues to contribute to the profitability of online sales. We have seen an increase over the past year in internet purchases by our customers.

     We actively  pursued  the New York and Philadelphia markets with radio and
network  television to promote  winter  sports.   An  additional  $185,000  was
 received through a Regional Marketing Initiative with the State of
Pennsylvania to increase  our  reach  and  frequency.   We also initiated a
public relations program.

     Numerous sponsorships, including Pepsi  and  Subaru,  provide  the company
with   monetary   contributions.    These  marketing  partnerships  provide  us
additional advertising exposure.

     Future  development  opportunities   and  real  estate  ventures  for  the
companies' large landholdings continue to be studied. Subdivision of land within our core area will provide a variety of opportunities for housing, industry and commerce. Management will continue to keep a close eye on the local real estate market as they develop strategies for moving forward.

     This past year the company invested in significant capital improvements at both ski areas that include increased snow making capacity at Big Boulder, construction of new Dual Double lift at Jack Frost Mountain, new equipment and improvements to the terrain parks at both areas.

     The Blue Ridge Companies is fortunate to have a talented team of employees with many collective years of experience in resort management and operations. These people are resourceful and forward-thinking individuals with a vision to keep the company profitable and a valuable interest to our shareholders. I want to thank them for their contributions to the companies' performance this year and I look forward to working with them in the upcoming New Year.




                                     Patrick M. Flynn
                                     President


Blakeslee, Pennsylvania
January 17, 2003

                BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
                                      AND
                   BIG BOULDER CORPORATION AND SUBSIDIARIES

                           COMBINED BALANCE SHEETS
OCTOBER 31, 2002 AND 2001
ASSETS                                                   10/31/02    10/31/01
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS
    (ALL FUNDS ARE INTEREST BEARING)                     $261,311    $263,178
  ACCOUNTS RECEIVABLE                                    388,292      376,838
  INVENTORIES                                            247,460      231,771
  PREPAID EXPENSES AND OTHER
       CURRENT ASSETS                                     918,210     730,382
      DEFERRED OPERATING COSTS                          2,275,784   2,106,478
                                                        ---------   ---------
              TOTAL CURRENT ASSETS                      4,091,057   3,708,647
                                                        ---------   ---------
CASH HELD IN ESCROW                                       107,909           0
                                                          -------           -
PROPERTIES:
   LAND, PRINCIPALLY UNIMPROVED
    (19,714 AND 19,741 RESPECTIVELY,
    ACRES PER LAND LEDGER)                              1,867,352   1,868,505
   LAND IMPROVEMENTS, BUILDINGS AND EQUIPMENT          56,190,649  53,985,296
                                                       ----------  ----------
                                                       58,058,001  55,853,801
   LESS ACCUMULATED DEPRECIATION
   AND AMORTIZATION                                    37,611,139  36,636,005
                                                       ----------  ----------
                                                       20,446,862  19,217,796
                                                       ----------  ----------
                                                      $24,645,828 $22,926,443
                                                      =========== ===========

LIABILITIES AND SHAREHOLDERS' EQUITY                    10/31/02     10/31/01
CURRENT LIABILITIES:
   NOTES PAYABLE - LINE OF CREDIT                       $600,000     $648,195
   CURRENT INSTALLMENTS OF LONG-TERM DEBT              5,266,548      720,435
   ACCOUNTS AND OTHER PAYABLES                           913,825      544,734
   ACCRUED CLAIMS                                        208,642      134,770
   DEFERRED INCOME TAXES                                 796,000      625,292
   ACCRUED PENSION EXPENSE                               890,493      732,580
   ACCRUED LIABILITIES                                   631,913      999,527
   DEFERRED REVENUE                                      698,242      638,875
                                                         -------      -------
           TOTAL CURRENT LIABILITIES                  10,005,663    5,044,408
                                                      ----------    ---------
LONG-TERM DEBT, LESS CURRENT INSTALLMENTS              2,783,257    6,949,805
                                                       ---------    ---------
DEFERRED INCOME TAXES                                  1,110,000      842,117
                                                       ---------      -------
OTHER NON-CURRENT LIABILITIES                             28,756       48,219
                                                          ------       ------
DEFERRED INCOME NON-CURRENT                              515,631      515,631
                                                         -------      -------
COMMITMENTS AND CONTINGENCIES
COMBINED SHAREHOLDERS' EQUITY:
     CAPITAL STOCK, WITHOUT PAR VALUE,
      STATED VALUE $.30 PER COMBINED
      SHARE, BLUE RIDGE AND BIG BOULDER
      EACH AUTHORIZED 3,000,000 SHARES,
      EACH ISSUED 2,198,148 SHARES                       659,444      659,444
     CAPITAL IN EXCESS OF STATED VALUE                 1,461,748    1,461,748
     EARNINGS RETAINED IN THE BUSINESS                10,166,211    9,479,453
                                                      ----------    ---------
                                                      12,287,403   11,600,645

   LESS COST OF 281,968 AND 280,968
    SHARES OF CAPITAL STOCK IN TREASURY
    AS OF OCTOBER 31, 2002 AND 2001, RESPECTIVELY      2,084,882    2,074,382
                  --- ----     -----                   ---------    ---------
                                                      10,202,521    9,526,263
                                                      ----------    ---------
                                                     $24,645,828  $22,926,443
                                                     ===========  ===========

The accompanying notes are an integral part of the combined financial statements.

                BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
                                      AND
                   BIG BOULDER CORPORATION AND SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS
AND EARNINGS RETAINED IN THE BUSINESS
FOR THE YEAR ENDED OCTOBER 31, 2002,
THE SEVEN MONTHS ENDED OCTOBER 31, 2001
AND THE YEAR ENDED MARCH 31, 2001
                                          10/31/02    10/31/01     03/31/01

REVENUES:
  SKI OPERATIONS                        $10,015,075          $0  $11,267,371
  REAL ESTATE MANAGEMENT                  3,029,396   1,562,649    3,109,799
  SUMMER RECREATION OPERATIONS            2,439,963   2,099,387    2,651,591
  LAND RESOURCE MANAGEMENT                1,280,021
  RENTAL INCOME                           1,871,456   1,100,031    1,867,690
                                          ---------   ---------    ---------
                                         18,635,911   4,762,067   18,896,451
                                         ==========   =========   ==========
COSTS AND EXPENSES:
  SKI OPERATIONS                         10,108,567   1,100,477   11,246,003
  REAL ESTATE MANAGEMENT                  2,585,552   1,419,318    2,676,191
  SUMMER RECREATION OPERATIONS            2,250,002   1,935,710    2,292,473
  LAND RESOURCE MANAGEMENT                  523,542
  RENTAL INCOME                             968,084     576,287      950,258
  GENERAL AND ADMINISTRATION                703,976     650,425    1,768,375
                                            -------     -------    ---------
                                         17,139,723   5,682,217   18,933,300
                                         ----------   ---------   ----------
    INCOME (LOSS) FROM OPERATIONS         1,496,188    (920,150)     (36,849)
                                          ---------    --------      -------

OTHER INCOME (EXPENSE):
  INTEREST AND OTHER INCOME                  18,066      55,642      866,127
  INTEREST EXPENSE                         (374,905)   (296,041)    (736,865)
                                           --------    --------     --------
                                           (356,839)   (240,399)     129,262
                                           --------    --------      -------

INCOME (LOSS) BEFORE INCOME TAXES         1,139,349  (1,160,549)      92,413
                                          ---------  ----------       ------

PROVISION (CREDIT) FOR INCOME TAXES:
    CURRENT                                  14,000     (46,453)     259,417
    DEFERRED                                438,591    (309,674)    (419,536)
                                            -------    --------     --------
                                            452,591    (356,127)    (160,119)
                                            -------    --------     --------

NET INCOME (LOSS)                           686,758    (804,422)     252,532

EARNINGS RETAINED IN BUSINESS:
    BEGINNING OF YEAR                     9,479,453  10,283,875   10,031,343
                                          ---------  ----------   ----------
    END OF YEAR                         $10,166,211  $9,479,453  $10,283,875
                                        ===========  ==========  ===========


BASIC AND DILUTED EARNINGS (LOSS) PER WEIGHTED AVERAGE
    COMBINED SHARE                            $0.36      ($0.42)       $0.13

The accompanying notes are an integral part of the combined financial statements.

                BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
                                      AND
                   BIG BOULDER CORPORATION AND SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED OCTOBER 31, 2002,
THE SEVEN MONTHS ENDED OCTOBER 31, 2001
AND THE YEAR ENDED MARCH 31, 2001
                                          10/31/02    10/31/01    03/31/01
CASH FLOWS FROM (USED IN)
  OPERATING ACTIVITIES:
    NET INCOME (LOSS)                      $686,758   ($804,422)    $252,532
    ADJUSTMENTS TO RECONCILE NET INCOME
        (LOSS) TO NET CASH PROVIDED
        BY(USED IN) OPERATING ACTIVITIES:
      DEPRECIATION AND  AMORTIZATION      1,897,753     352,468    1,969,154
      DEFERRED INCOME TAXES                 438,591    (309,674)    (372,862)
      (GAIN)LOSS ON SALE OF ASSETS            5,490       2,438     (528,242)
      CHANGES IN OPERATING ASSETS
        AND LIABILITIES:
        ACCOUNTS RECEIVABLE                 (11,454)     52,815      19,185
        PREPAID EXPENSES &
          OTHER CURRENT ASSETS             (203,517)   (417,229)    288,575
        DEFERRED OPERATING COSTS           (170,745) (1,310,033)          0
        ACCOUNTS PAYABLE AND ACCRUED
          LIABILITIES                       213,799     (89,664)    866,096
        ACCRUED  INCOME TAXES                     0     (67,387)   (225,726)
        DEFERRED REVENUE                     59,367     322,122     171,584
                                             ------     -------     -------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                    2,916,042  (2,268,566)  2,440,296
                                          ---------  ----------   ---------
CASH FLOWS FROM (USED IN)
  INVESTING ACTIVITIES:
    DEFERRED INCOME                               0           0      13,198
    PROCEEDS FROM DISPOSITION
       OF ASSETS                             18,344      20,757     529,446
    ADDITIONS TO PROPERTIES              (3,149,214)   (365,050) (1,874,588)
    CASH HELD IN ESCROW                    (107,909)
                                           --------    --------   ---------
NET CASH USED IN INVESTING ACTIVITIES    (3,238,779)   (344,293) (1,331,944)
                                         ----------    --------  ----------
CASH FLOWS FROM (USED IN) FINANCING
      ACTIVITIES:
    BORROWINGS UNDER SHORT-TERM FINANCING 1,700,000     648,195   2,050,000
    PAYMENT OF SHORT-TERM FINANCING      (1,748,195)          0  (2,050,000)
    ADDITIONS TO LONG-TERM DEBT           1,100,000           0           0
    PAYMENT OF LONG-TERM DEBT              (720,435)   (364,401)   (784,153)
    PURCHASE OF TREASURY STOCK              (10,500)    (36,596)   (248,870)
                                            -------     -------    --------
NET CASH FROM (USED IN) FINANCING
  ACTIVITIES                                320,870     247,198  (1,033,023)
                                            -------     -------  ----------
NET INCREASE (DECREASE) IN CASH &
  CASH EQUIVALENTS                           (1,867) (2,365,661)     75,329
CASH & CASH EQUIVALENTS,
  BEGINNING OF YEAR                         263,178   2,628,839   2,553,510
                                            -------   ---------   ---------
CASH & CASH EQUIVALENTS,
  END OF YEAR                              $261,311    $263,178  $2,628,839
                                           ========    ========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAID DURING THE YEAR FOR:
    INTEREST                               $376,431    $302,209    $736,054
    INCOME TAXES                           $116,233    $136,311    $427,516



The accompanying notes are an integral part of the combined financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF COMBINATION:
   The combined financial statements include the accounts of Blue Ridge Real Estate Company (Blue Ridge) and its wholly-owned subsidiaries, Northeast Land Company, Jack Frost Mountain Company, and BRRE Holdings, Inc.; and Big Boulder Corporation (Big Boulder) and its wholly-owned subsidiaries, Lake Mountain Company and BBC Holdings, Inc. Under a Security Combination Agreement between Blue Ridge and Big Boulder and under the by-laws of both Companies, shares of the Companies are combined in unit certificates, each certificate representing concurrent ownership of the same number of shares of each company; shares of each company may be transferred only together with an equal number of shares of the other company. All significant intercompany accounts and transactions are eliminated.
REVENUE RECOGNITION:
   Revenues are derived from a wide variety of sources, including sales of lift tickets, ski school tuition, dining, retail stores equipment rental, property management services, timbering and other recreational activities. Revenues are recognized as services are performed. The obligations entered into under a timber contract typically run over an 18 month period. The Companies obligations for performance are fulfilled at signing of the contract. Therefore, timber revenues are fully recognized when stumpage contracts are executed.
SEASONALITY:
   Operations are highly seasonal at both ski mountains with the majority of revenues realized during the ski season from late November through the end of March. The length of the ski season and the profitability of operations are significantly impacted by weather conditions. Although the mountains have snowmaking capacity to mitigate some of the effects of adverse weather conditions, abnormally warm weather or lack of adequate snowfall can materially affect revenues.
DISPOSITION OF LAND AND RESORT HOMES:
    The Companies recognize income on the disposition of real estate in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" (SFAS 66). Down payments of less than 20% are accounted for as deposits as required by SFAS No. 66.
   The costs of developing land for resale as resort homes and the costs of constructing certain related amenities are allocated to the specific parcels to which the costs relate. Such costs, as well as the costs of construction of the resort homes, are charged to operations as sales occur. Land held for resale and resort homes under construction are stated at lower of cost or market. PROPERTIES AND DEPRECIATION:
    Properties are stated at cost. Depreciation and amortization is provided principally using the straight-line method over the following years:

Land improvements                      10-30
Buildings                               3-30
Equipment and furnishings               3-20
Ski facilities:
               Land improvements       10-30
               Buildings                5-30
               Machinery and equipment  5-20

   Upon sale or retirement of depreciable property, the cost and related accumulated depreciation are removed from the related accounts, and resulting gains or losses are reflected in income.
   Interest, real estate taxes, and insurance costs, including those costs associated with holding unimproved land, are normally charged to expense as incurred. Interest cost incurred during construction of facilities is capitalized as part of the cost of such facilities.
   Maintenance and repairs are charged to expense, and major renewals and betterments are added to property accounts.
   Impairment losses are recognized in operating income as they are determined. The Companies review their long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, the Companies calculate the expected future net cash flows to be generated by the asset. If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the difference between the carrying value and the fair value of the asset. No such losses were recognized as of October 31, 2002.

DEFERRED OPERATING COSTS:
   Deferred operating costs are capitalized from April through November for costs directly related to the winter ski season. These costs are deferred in order to match operating expenses of the ski season with revenues generated from ski activities. Deferred operating costs are then recognized ratably over the months of December through March, the ski season period. Significant expenditures capitalized as deferred operating costs at October 31, 2002 include depreciation, advertising, insurance, real estate taxes and other costs.
INVENTORIES:
   Inventories consist of food, beverage, and retail merchandise and are stated at cost which approximates market, with cost determined using the first-in, first-out method.
DEFERRED REVENUE:
    Deferred revenue includes revenue billed in advance for services and dues which are not yet earned.
INCOME TAXES:
   The Companies account for income taxes utilizing the asset and liability method of recognizing the tax consequence of transactions that have been recognized for financial reporting or income tax purposes. Among other things, this method requires current recognition of the effect of changes in statutory tax rates on previously provided deferred taxes. Valuation allowances are established, when necessary, to reduce tax assets to the amount expected to be realized. Blue Ridge, including its subsidiaries, and Big Boulder, including its subsidiaries, report as separate entities for federal income tax purposes. State income taxes are reported on a separate company basis.
DEFERRED INCOME:
    Amounts  received under a contract  with  the  Pennsylvania  Department  of
Transportation for reimbursement of the cost of a constructed asset are deferred. The amounts will be recognized as income over the period in which depreciation on those assets is charged. This asset has not yet been placed in service.
ADVERTISING COSTS:
    Advertising costs directly related to ski operations are capitalized as deferred operating costs for the fiscal year ended October 31, 2002. All other advertising costs are expensed when incurred. Advertising expense for Fiscal 2002, the seven months ended October 31, 2001 and Fiscal 2001 were $1,463,455, $216,559 and $1,538,647, respectively.
USE OF ESTIMATES AND ASSUMPTIONS:
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
STATEMENT OF CASH FLOWS:
    For purposes of reporting cash flows, the Companies consider cash equivalents to be all highly liquid investments with maturities of three months or less when acquired.
CONCENTRATION OF CREDIT RISK:
     Financial instruments which potentially subject the Companies to concentration of credit risk consist principally of temporary cash investments. The Companies' temporary cash investments are held by financial institutions. The Companies have not experienced any losses related to these investments. EARNINGS (LOSS) PER SHARE:
   Basic earnings (loss) per share is calculated based on the weighted-average number of shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of stock options.
BUSINESS SEGMENTS:
    The Companies and the subsidiaries, under SFAS No. 131 operate in four business segments - Ski Operations, Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management. The Companies' two ski facilities operate principally during the months of December through March. Revenues generated from advance ticket sales have been recorded as deferred revenue, and likewise various operating costs directly related to the two ski facilities have been recorded as deferred operating costs.
RECENT ACCOUNTING PRONOUNCEMENT:
   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the requirements of SFAS No. 121 to (a) recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed prospectively pursuant to SFAS No. 142. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Companies do not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

   In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 to have a material impact on its financial position or results of operations.

2.  CHANGE IN FISCAL REPORTING PERIOD
   At an executive session held on August 28, 2001 the Board of Directors resolved that the companies fiscal year end be changed from March 31st to October 31st. This change is effective for each of the Companies at October 31, 2001, resulting in a 7 month transition period which does not include any ski area revenue. The purpose is to allow for a more natural business year and to conform the Companies' reporting period to that of the majority stockholder's financial statements.

3. CONDENSED FINANCIAL INFORMATION:
   Condensed financial information of the constituent Companies, Blue Ridge and its subsidiaries and Big Boulder and its subsidiaries, at October 31, 2002 and 2001 and March 31, 2001 and for each of the periods then ended is as follows:

                           BLUE RIDGE AND SUBSIDIARIES
                               7 MOS. ENDE
                            10/31/02       10/31/01    03/31/01
Financial Position:
  Current Assets          $1,822,718      $1,520,615    $1,346,838
  Total Assets            17,601,995      16,028,020    16,368,221
  Current Liabilities      9,128,902       4,332,664     3,125,297
  Shareholders' Equity     4,454,828       3,894,672     4,404,959
Operations:
  Revenues                12,731,076       3,782,404    12,367,702
  Income (Loss) Before
    Taxes                    951,294        (536,374)      (75,807)
  Provision (Credit) for
    Income Taxes             380,639         (62,685)     (284,176)
  Net Income (Loss)          570,655        (473,689)      208,369


                          BIG BOULDER AND SUBSIDIARIES


                                7 MOS. ENDED
                              10/31/02     10/31/01      03/31/01
Financial Position:
  Current Assets            $2,268,339    $2,188,032    $2,602,388
  Total Assets               7,043,833     6,898,423     7,605,859
  Current Liabilities          876,761       711,744       361,244
  Shareholders' Equity       5,747,693     5,631,591     5,962,322
Operations:
  Revenues                   5,904,835       979,663     6,528,749
  Income (Loss) Before
    Taxes                      188,055      (624,175)      168,220
  Provision (Credit) for
    Income Taxes                71,952      (293,442)      124,057
  Net Income (Loss)            116,103      (330,733)       44,163


4.  SHORT-TERM FINANCING:
   At October 31, 2002, Blue Ridge had utilized approximately $600,000 of a line of credit agreement with a bank, aggregating $2,000,000 available for short term financing, expiring March 31, 2003, which management expects to be renewed. The line of credit bears interest at .25% less than the prime rate (4.50% at October 31, 2002). The weighted average interest rate at October 31, 2002 was 4.54%. The agreement requires, among other things, that the Companies comply with minimum current and total liabilities to tangible net worth ratios and meet a fixed charge coverage ratio. The Companies have met or obtained waivers for each of these covenants at January 28, 2003. The line of credit agreement enables the Companies to issue letters of credit in amounts up to $100,000. At October 31, 2002, a $20,000 letter of credit was outstanding. Outstanding letters of credit reduce the amounts available under the line of credit.

5.  LONG-TERM DEBT:
   Long-term debt as of October 31, 2002 and 2001 consists of the following:

                                                    10/31/02      10/31/01
    Mortgage  note  payable to bank,
    interest  is LIBOR plus 160 basis
    points (3.42% at October 31, 2002)
    payable monthly with principal reduction
    of $18,000 through maturity, August 2003        $4,599,000    $4,815,000



5.  LONG-TERM DEBT (continued):
    Mortgage note payable to bank, interest
    at 80% of the bank's prime rate (3.80%
    at October 31, 2002)  payable in monthly
    installments  of $24,187 plus interest
    through Fiscal 2005                                822,366     1,112,612



    Mortgage note payable to insurance company,
    interest fixed at 10.5% payable in monthly
    installments of $15,351 including interest
    through Fiscal 2014                              1,208,439     1,262,628


    Mortgage note payable to bank,  interest at
    6.84%  payable  monthly with principal
    reduction at $40,000 per month December to
    March through 2004                                 320,000       480,000

    Mortgage  note  payable to bank, interest
    at LIBOR plus 200 basis points,  (fixed at
    a SWAP rate 3.61% at October 31, 2002),
    payable monthly with  principal  reduction
    of $39,286 per month January to April
    through 2009 (a), (b)                            1,100,000             0
            ----                                     ---------             -


Less current installments                            8,049,805     7,670,240
                                                     5,266,548       720,435
                                                     ---------       -------
                                                    $2,783,257    $6,949,805
                                                    ==========    ==========

Properties at cost, which have been pledged as collateral for long-term debt, include the following at October 31, 2002:

Investment properties leased to others   $7,698,336
Ski facilities                          $17,788,061

(a) The Companies have entered into an interest swap agreement, which is considered a derivative financial instrument, to hedge its variable interest rate payment obligations on its long-term debt. The derivative is not used for trading purposes and involves little complexity. The notional amount of the interest rate swap agreement is equivalent to the principal balance of the long-term debt and is used to measure the interest to be paid or received, and does not represent the amount of exposure to credit loss. Exposure to credit loss is limited to the receivable amount, if any, that may be generated as a result of this swap agreement.

The fair value of the derivative financial instrument, which is the amount the Companies would receive or pay to terminate the agreement, is not significant. No carrying amounts were recorded in the accompanying combined balance sheet and no gains or losses were recognized in income during 2002.

(b) During Fiscal 2002 the Companies entered into a $1,100,000 mortgage note payable with Manufacturers and Traders Trust Company. The agreement requires, among other things, that the Companies comply with consolidated debt to worth and consolidated debt service coverage ratios and meet a consolidated tangible net worth threshold. The Companies have met or obtained waivers for each of these covenants at January 28, 2003.

The aggregate amount of long-term debt maturing in each of the five years ending subsequent to October 31, 2002, is as follows: 2003 - $5,266,548;
2004 - $674,243;    2005  -  $473,171;     2006  -  $239,466;    2007-$248,539;
thereafter $1,147,838.

6.   INCOME TAXES:

    The provision (credit) for income taxes is as follows:

                        10/31/02   10/31/01   03/31/01
Currently payable:
                Federal  $14,000   ($46,453)  $259,417
                State          0          0          0
                          ------    -------    -------
                          14,000    (46,453)   259,417
                          ------    -------    -------
Deferred:
                Federal  368,865   (537,361)  (315,926)
                State     69,726    227,687   (103,610)
                          ------    -------   --------
                         438,591   (309,674)  (419,536)
                         -------   --------   --------
                        $452,591  ($356,127) ($160,119)
                        ========  =========  =========

    A reconciliation between the amount computed using the statutory federal income tax rate and the provision (credit) for income taxes is as follows:

                                     10/31/02     10/31/01      03/31/01
  Computed at statutory rate         $387,379     ($394,587)    $31,420
  State income taxes, net of
   federal income tax                  46,019       218,656           0
  Prior year over accrual                   0      (130,594)   (107,367)
  Other                                19,193        (3,149)      3,919
  AMT (utilization) tax                     0       (46,453)    (88,091)
                                     --------       -------     -------
  Provision (credit) for income
   taxes                             $452,591     ($356,127)  ($160,119)
                                     ========     =========   =========


 The components of the deferred tax liabilities as of October 31, 2002 and 2001 are as follows:

                                                       10/31/02     10/31/01
Current Deferred Tax Liability:
  Deferred Operating Costs                             (924,000)    (855,092)
  Accrued Expenses                                      101,000      203,672
  Deferred Revenues                                      27,000       26,128
                                                         ------       ------

  Current Deferred Tax Liability                       (796,000)    (625,292)
                                                       --------     --------

Noncurrent Deferred Tax Liability:
  Depreciation                                       (2,638,000)  (2,533,090)
  Deferred Income, Sewer Line and Tower                 221,000      227,557
  Net Operating Losses and Amt Credit Carryforward    2,177,000    2,289,811
  Valuation Allowance                                  (870,000)    (826,395)
                                                       --------     --------

  Noncurrent Deferred Tax Liability                  (1,110,000)    (842,117)
                                                     ----------     --------

  Deferred Income Tax Liability, Net                ($1,906,000) ($1,467,409)
                                                    ===========  ===========

   At October 31, 2001, the Companies have $250,504 of Alternative Minimum Tax
(AMT) credit carryforward.

   The Companies filed and received approval from the IRS to change their tax year-end. In connection with this filing, the Companies have agreed to certain regulatory provisions in order to obtain the IRS's approval. This relates primarily to the federal net operating loss created in the short tax period ended October 31, 2001, approximating $3,570,000. The Companies may not carry back the net operating loss. Instead, the Companies must carry the loss forward to apply to taxable income over the next six years. That is the loss carryforward is limited in those years to one-sixth of the total amount. Any losses unused after the six years will expire in 2021.

   At October 31, 2002, the Companies have available approximately $3,111,000 of federal net operating losses.

           The Companies also have state net operating loss carryforwards of approximately $8,703,000 that will begin to expire in 2005. The Companies have recorded a valuation allowance against state net operating losses, which are not expected to be utilized.

7.   PENSION BENEFITS:

Assumptions                                         10/31/02  10/31/01  03/31/01
 Discount Rates Used to Determine Projected Benefit
   Obligations as of October 31, 2002 and 2001 and
   March 31, 2001                                   7.25%   7.25%   7.25%
 Expected Long-term Rates of Return On Assets       8.50%   8.50%   8.50%
 Rates  of Increase in Compensation Levels          4.00%   4.00%   5.00%

CHANGE IN BENEFIT OBLIGATION                        10/31/02      10/31/01
 Benefit Obligation At Beginning of Year           $3,321,744     $3,422,856
 Service Cost (Net of Expenses)                       133,279        119,090
 Interest Cost                                        219,313        129,820
 Plan Amendments                                            0              0
 Actuarial (Gain) Loss                                 15,706       (267,227)
 Benefit Payments                                    (164,448)       (82,795)
                                                     --------        -------
 Benefit Obligation At End of Year                 $3,525,594     $3,321,744
                                                   ==========     ==========

CHANGE IN PLAN ASSETS                                 10/31/02      10/31/01
 Fair Value of Plan Assets At Beginning of Year$     2,755,894    $2,983,503
 Actual Return On Plan Assets                         (333,915)     (134,104)
 Employer Contributions                                      0             0
 Benefits Paid                                        (164,448)      (82,795)
 Actual Expenses Paid During the Year                  (49,909)      (10,710)
                                                       -------       -------
 Fair Value of Plan Assets At End of Year           $2,207,622    $2,755,894
                                                    ==========    ==========

RECONCILIATION OF FUNDED STATUS OF THE PLAN           10/31/02      10/31/01
 Funded Status At End of Year                      ($1,317,972)    ($565,850)
 Unrecognized Transition Obligation                     89,745        98,225
 Unrecognized Net Prior Service Cost                     8,303         8,914
 Unrecognized Net Actuarial Gain                       329,431      (273,869)
                                                       -------      --------
 Net Amount Recognized At End of Year                ($890,493)    ($732,580)
                                                     =========     =========

COMPONENTS OF NET PERIODIC BENEFIT COST  10/31/02     10/31/01     03/31/01
 Service Cost                            $170,579     $130,757     $238,365
 Interest Cost                            219,313      129,820      220,819
 Expected Return On Plan Assets           228,316      143,485      287,388

Net amortization and deferral:
  Amortization of transition obligation     8,480         4,947       8,480
  Amortization of prior service cost          611           356         611
  Amortization of accumulated gain        (12,754)      (16,857)    (48,721)
                                          -------       -------     -------
  Net  amortization and deferral          ($3,663)     ($11,554)   ($39,630)

Total net periodic pension cost          $157,913      $105,538    $132,166
                                         ========      ========    ========

8.  PROPERTIES:

   Properties consist of the following at October 31, 2002 and 2001.

                                                  10/31/2002     10/31/2001
Land, principally unimproved                      $1,867,352     $1,868,505
Land improvements                                  5,501,314      5,624,734
Corporate buildings                                  470,907        470,907
Buildings leased to others                        10,177,175     10,120,371

Ski Facilities
       Land                                            4,552          4,552
       Land improvements                           8,194,370      7,908,064
       Buildings                                   6,708,477      6,529,121
       Machinery & equipment                      19,565,698     20,109,752
Equipment & furnishings                            5,568,156      3,217,795
                                                   ---------      ---------
                                                  58,058,001     55,853,801
Less accumulated depreciation and amortization    37,611,139     36,636,005
                                                  ----------     ----------
                                                 $20,446,862    $19,217,796
                                                 ===========    ===========

Buildings leased to others include land of $1,056,700 at October 31, 2002 and 2001.

9.  ACCRUED LIABILITIES:

   Accrued liabilities consist of the following at October 31, 2002 and 2001.

                                      10/31/2002  10/31/2001
Accrued Payroll                       $273,759      $537,300
Accrued Security & Other Deposits      186,558       162,266
Accrued Professional Fees              144,732       173,524
Accrued - Miscellaneous                 26,864       126,437
                                        ------       -------
                                      $631,913      $999,527
                                      ========      ========

10.  LEASES:

          The Companies are lessors under various operating lease agreements for the rental of land, land improvements and investment properties leased to others. Rents are reported as income over the terms of the leases as they are earned. A shopping center is leased to various tenants for renewable terms averaging 5.55 years with options for renewal. A store has been net leased until January 2039. Information concerning rental properties and minimum future rentals under current leases as of October 31, 2002, is as follows:

PROPERTIES SUBJECT TO LEASE

                                                              ACCUMULATED
                                                   COST       DEPRECIATION

Investment properties leased to others           $8,010,967     $3,837,616
Land and land improvements                        3,992,231      1,332,485
Minimum future rentals:
    Fiscal years ending October 31:      2003    $1,708,296
                                         2004     1,486,196
                                         2005     1,362,804
                                         2006     1,304,034
                                         2007     1,043,497
                                      Thereafter 16,273,815*
                                                 ----------
                                                $23,178,642
                                                ===========

* Includes $ 1,254,750 under a land lease expiring in 2072 and $ 6,299,020 under a net lease for a store expiring in 2039. There were no contingent rentals included in income for the fiscal year ended October 31, 2002 or the seven months ended October 31, 2001 or the fiscal year ended March 31, 2001.

   Under an agreement with a management company relating to the shopping center, in the event of the termination of the management contract or the sale of the property, the management company is entitled to approximately 25% of the fair market value after satisfaction of certain obligations.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair values of the Companies' financial instruments are as follows at October 31, 2002 and 2001:

                                 Carrying   Fair         Carrying   Fair
                                 Amount     Value        Amount     Value

ASSETS:
   Cash and cash equivalents      $261,311    $261,311   $263,178    $263,178
   Accounts receivable             388,292     388,292    376,838     376,838
   Cash held in escrow             107,909     107,919

LIABILITIES:
   Notes payable, line of credit   600,000     600,000    648,195     648,195
   Accounts and other payables     913,825     913,825    544,734     544,734
   Long-term debt                8,049,805   8,614,305  7,670,240   8,228,856

   Fair values were determined as follows:

   Cash and cash equivalents, accounts receivable, cash held in escrow, notes payable, line of credit and accounts and other payables: The carrying amounts approximate fair value because of the short-term maturity of these instruments.

   Long-term debt: The fair value of long-term debt is estimated using discounted cash flows based on current borrowing rates available to the Companies for similar types of borrowing arrangements.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          The results of operations for each of the quarters in the last two years are presented below.

                                                              EARNINGS (LOSS)
                                 INCOME (LOSS)                 PER WEIGHTED
                      OPERATING     FROM           NET         AVG. COMBINED
       QUARTER        REVENUES   OPERATIONS    INCOME (LOSS)      SHARE
 YEAR ENDED 10/31/02

         1ST          $6,537,300     $217,442      $69,937          $0.04
         2ND           7,149,862    1,718,168    1,204,185           0.63
         3RD           2,490,727      182,121        9,376           0.01
         4TH           2,458,022     (621,543)    (596,740)         (0.32)
         -             ---------     --------     --------          -----
                     $18,635,911   $1,496,188     $686,758          $0.36
                     ===========   ==========     ========          =====

7 MOS. ENDED 10/31/01
         1ST          $1,588,400      ($8,536)    ($82,737)        ($0.04)
         2ND           2,808,940      278,979       42,477           0.02
         -             ---------      -------       ------           ----

                      $4,397,340     $270,443     ($40,260)        ($0.02)
                      ==========     ========     ========         ======

    The quarterly results of operations for Fiscal 2002 and the seven months ended October 31, 2001 reflect the cyclical nature of the Companies' business since (1) the Companies' two ski facilities operate principally during the months of December through March and (2) land dispositions occur sporadically and do not follow any pattern during the fiscal year. Revenues generated from advance ticket sales have been recorded as deferred revenue, and likewise various operating costs directly related to the two ski facilities have been recorded as deferred operating costs.

13.  BUSINESS SEGMENT INFORMATION:

    The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In accordance with SFAS No. 131, the Companies' business segments were determined from the Companies' internal organization and management reporting, which are based primarily on differences in services.

   The Companies and the subsidiaries, under SFAS No. 131, operate in four business segments consisting of the following:

        SKI OPERATIONS:
        Two ski areas located in the Pocono Mountains of Northeastern Pennsylvania.
        REAL ESTATE MANAGEMENT/RENTAL OPERATIONS:
       Investment properties leased to others located in Eastern Pennsylvania and South Carolina, fees from managing investor-owned properties, principally resort homes, recreational club activities and services to the trusts that operate resort communities, sales of investment properties, and rental of land and land improvements.

     SUMMER  RECREATION  OPERATIONS:
     Seasonal recreational operating centers located in the Pocono Mountains of Northeastern Pennsylvania - Splatter Paintball, Fern Ridge Campground, Lake Mountain Sports Club, numerous Summer Music Festivals and TRAXX Motocross, ATV and BMX Park.
     LAND RESOURCE MANAGEMENT:
     A new business segment has been added for Fiscal 2002. This segment consists of land sales, purchases and timbering operations. Land sales revenue will be recognized in accordance with SFAS 66 when all conditions for full accrual recognition are met. The Companies endeavor to take advantage of the tax deferred treatment of like kind exchanges under IRS code section 1031. In a typical transaction, proceeds of a land sale are held in escrow by an intermediary, pending the identification of a property suitable for exchange. Timbering operations consist of selective timbering on the Companies' land holdings. Contracts are entered into for parcels which have had the timber selectively marked. Management is devising a long-term plan of managed timbering whereby, significant attention is given to protecting the environment and retaining the value of the land.

    Income or loss for each segment represents total revenue less operating expenses. General and administrative expenses are allocated to each business segment based on percentage of revenue. Identifiable assets are those utilized in the operation of the respective segments; corporate assets consist principally of cash and non-revenue producing properties held for investment purposes.

                                               10/31/02    10/31/01    03/31/01
Revenues:
   Ski operations                           $10,015,075          $0 $11,267,371
   Real estate management/rental operations   4,900,852   2,662,680   4,977,489
   Summer recreation operations               2,439,963   2,099,387   2,651,591
   Land resource management                   1,280,021           0           0
                                            $18,635,911  $4,762,067 $18,896,451
Income (loss):
   Ski operations                             ($93,492)($1,100,477)     $21,368
   Real estate management/rental operations   1,347,216     667,075   1,351,040
   Summer recreation operations                 189,961     163,677     359,118
   Land resource management                     756,479           0           0
                                             $2,200,164  ($269,725)  $1,731,526
General and administrative expenses:
   Ski operations                            ($378,322)  ($390,255)($1,061,025)
   Real estate management/rental operations   (185,131)   (169,110)   (459,778)
   Summer recreation operations                (92,170)    (91,060)   (247,572)
   Land resource management                    (48,353)           0           0
                                             ($703,976)  ($650,425)($1,768,375)
Interest and other income:
   Ski operations                                $4,378      $1,436     $17,710
   Real estate management/rental operations      13,688      54,206     848,417
   Summer recreation operations                       0           0           0
   Land resource management                           0           0           0
                                                $18,066     $55,642    $866,127
Interest expense:
   Ski operations                             ($67,198)   ($47,546)  ($161,016)
   Real estate management/rental operations   (307,707)   (248,495)   (575,849)
   Summer recreation operations                       0           0           0
   Land resource management                           0           0           0
                                             ($374,905)  ($296,041)  ($736,865)

Income (loss) before income taxes            $1,139,349($1,160,549)     $92,413

For the fiscal year ended October 31, 2002, the seven months ended October 31, 2001 and the fiscal year ended March 31, 2001, no one customer represented more than 10 % of total revenues.

    Identifiable assets, net of accumulated depreciation at October 31, 2002, 2001 and March 31, 2001 and depreciation expense and capital expenditures for the years then ended by business segment are as follows:

                                          IDENTIFIABLE DEPRECIATION CAPITAL
            October 31, 2002              ASSETS       EXPENSE      EXPENDITURES

Ski Operations                             $9,697,759  $1,291,229  $2,855,099
Real Estate Management/rental Operations    9,388,281     368,288      56,795
Summer Recreation Operations                1,995,857     161,531     150,517
Land Resource Management                       63,253       5,986      58,463
Other Corporate                             3,500,678      69,280      37,102
                                            ---------      ------      ------
                                    TOTAL $24,645,828  $1,896,314  $3,157,976
                                          ===========  ==========  ==========

            October 31, 2001                   ASSETS  EXPENSE   EXPENDITURES
Ski Operations                             $9,800,297          $0    $258,718
Real Estate Management/Rental Operations    9,629,654     217,202       8,666
Summer recreation operations                2,034,785      84,706      93,680
Land Resource Management                            0           0           0
Other corporate                             1,461,707      50,560       3,986
                                            ---------      ------       -----
                                    Total $22,926,443    $352,468    $365,050
                                          ===========    ========    ========

             March 31, 2001                    ASSETS  EXPENSE   EXPENDITURES
Ski operations                            $11,333,038  $1,327,065  $1,251,464
Real estate management /rental operations   8,971,600     363,542      48,838
Summer recreation operations                1,918,743     146,052     535,782
Land Resource Management                            0           0           0
Other corporate                             1,750,699     132,495      38,503
                                            ---------     -------      ------
                                    Total $23,974,080  $1,969,154  $1,874,587
                                          ===========  ==========  ==========

14. CONTINGENT LIABILITIES AND COMMITMENTS:

   The Companies are party to various legal proceedings incidental to their business. Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are possible of assertion against the Companies. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts that are not expected to have a material effect on the combined financial position or results of operations of the Companies.

    Blue Ridge has pledged approximately 20 acres of its leased land (cost $144,786) to serve as collateral, together with the lessee's land improvements, for the lessee's mortgage loan which amounts to approximately $1,234,000 at October 31, 2002.

    Subsequent to year-end the Companies entered into an additional line of credit with a bank aggregating $1,000,000 available for short-term financing. The specific intent for this line of credit is for financing land transactions reported in our new business segment - Land Resource Management.

    In November 2002 the Companies entered into two capital lease agreements with a bank for two air compressors and two snow groomers. The total commitment is approximately $1,136,000.

15.  RELATED PARTY TRANSACTIONS:

    The  Companies  have  incurred  the  consulting  services  of Kimco  Realty
Corporation, the major shareholder. The services are focused on land acquisition and disposal, as well as timbering. The consulting fees are accrued monthly and consulting expense at October 31, 2002 amounted to $125,000.

16. STOCK OPTIONS AND CAPITAL STOCK:

       During Fiscal 1998, the Companies adopted an employee stock option plan, under which an officer was granted options to purchase shares of the Companies' common stock. The option price was $6.75 and will expire July 1, 2003. During Fiscal 2002 four additional corporate officers were granted stock options in varying amounts with a total of 11,000 shares. The option price was $10.50 and will expire December 10, 2006.

Option activity during the periods ended October 31, 2002 and 2001 and March 31, 2001 is as follows:

                               10/31/02          10/31/01        03/31/01
                                        WEIGHTED        WEIGHTED        WEIGHTED
                                        AVERAGE         AVERAGE         AVERAGE
                                        EXERCISE        EXERCISE        EXERCISE
                               SHARES    PRICE   SHARES  PRICE   SHARES  PRICE

Outstanding at
 beginning of year:            35,000     $6.75   35,000  $6.75   35,000  $6.75
Granted                        11,000     $10.50    -       -       -       -
Exercised                        -          -       -       -       -       -
Canceled                         -          -       -       -       -       -
                               ------     -----   ------  -----   ------  -----
Outstanding at end of year     46,000     $7.65   35,000  $6.75   35,000  $6.75
                               ======     =====   ======  =====   ======  =====

Options exercisable at
 year-end                      46,000     $7.65   35,000  $6.75   35,000  $6.75
                               ======     =====   ======  =====   ======  =====


Option price range          $6.75-$10.50           $6.75          $6.75
                            ===== ======           =====          =====
Weighted average fair
value of options granted
during year                     $2.71
                                =====


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

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the Companies had adopted the fair value method as of the beginning of fiscal 1998. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Companies' calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions in 2002: 5.6 years expected life; stock volatility of 4.1%; a risk-free interest rate of 2.5%; and no dividends during the expected term.

Had compensation expense for the stock options been determined based on the fair value at the grant date for options granted in 2002, consistent with the provisions of SFAS No. 123, the Companies' net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                           10/31/2002
Net income:
   As reported               $686,758
                             ========
   Pro forma                 $667,083
                             ========
Basic earnings per share:
   As reported                  $0.36
                                =====
   Pro forma                    $0.35
                                =====
Diluted earnings per share:
   As reported                  $0.36
                                =====
   Pro forma                    $0.35
                                =====

Treasury shares were purchased at fair value at October 31, 2002 and 2001 of 1,000 and 3,747, respectively.

17.  PER SHARE DATA:

Earnings per share for the year ended October 31, 2002 and the seven months ended October 31, 2001 and the year ended March 31, 2001 are computed as follows:

                                              10/31/02     10/31/01   03/31/01

Net earnings                                    $686,758   ($804,422)   $252,532
                                                ========   =========    ========
Weighted average combined shares of common
stock outstanding used to compute basic
earnings per combined  common share            1,916,431   1,917,858   1,926,402
Additional combined common shares to be
issued assuming exercise of stock options,
net of combined shares assumed reacquired         13,899      12,470      10,195
                                                  ------      ------      ------
Combined shares used to compute dilutive
effect  of stock option                        1,930,330   1,930,328   1,936,597
                                               =========   =========   =========
Basic and diluted earnings per combined
common share                                       $0.36      ($0.42)      $0.13
                                                   =====      ======       =====






                         INDEPENDENT AUDITORS' REPORT

To Shareholders of
Blue Ridge Real Estate Company
and Big Boulder Corporation:

We have audited the accompanying combined balance sheets of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the "Companies") as of October 31, 2002 and 2001, and the related combined statements of operations and earnings retained in the business and cash flows for the year ended October 31, 2002, the seven months ended October 31,
 2001 and the year ended March 31, 2001. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries as of October 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended October 31, 2002, the seven months ended October 31, 2001 and the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Parente Randolph, PC
Wilkes-Barre, Pennsylvania
January 17, 2003, except for
Note 4 and Note 5 paragraph (b),
as to which the date is January 28, 2003

PRICE RANGE OF COMMON SHARES AND DIVIDEND INFORMATION

    Prior to May 4, 1993, Blue Ridge Real Estate Company and Big Boulder Corporation common shares were listed and traded as unit certificates on the Over-the-Counter market and were quoted on the NASDAQ National Market System (Symbol:BLRGZ). Effective May 4, 1993, the Companies decided to discontinue their listing with NASDAQ. Subsequent to May 4, 1993, the Companies are aware of limited trades in their common stock; however, Management does not believe such limited activity constitutes an established public trading market.

    The following sets forth the high asked and low bid price quotations as reported on the monthly statistical reports of the National Association of Securities Dealers, Inc. for Fiscal Year 2002 and for seven months ended October 31, 2001. No dividends were paid on common stock in either period.

FISCAL YEAR 2002       HIGH     LOW
                       ASKED    BID

FIRST QUARTER          12.000    9.500
SECOND QUARTER         12.000    9.550
THIRD QUARTER          12.000   11.000
FOURTH QUARTER         11.500   10.600

7 MOS. ENDED 10/31/01  HIGH     LOW
                       ASKED    BID

FIRST QUARTER          12.000    9.125
SECOND QUARTER         16.000   10.000
1 MONTH - 10/31/01     11.000   11.000

   The reported quotations represent prices between dealers, do not reflect retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The approximate number of holders of record of common stock on October 31, 2002 and 2001 were 579 and 597, respectively.

BLUE RIDGE REAL ESTATE COMPANY AND SUBSIDIARIES
AND BIG BOULDER CORPORATION AND SUBSIDIARIES
COMBINED SUMMARY OF SELECTED FINANCIAL DATA

                                        7 Mos. Ended
                      10/31/02    10/31/01   3/31/01     3/31/00     3/31/99
Revenues          $18,635,911 $4,762,067  $18,896,451  $18,886,919  $17,787,480
Net income (loss)     686,758   (804,422)     252,532      480,640      (79,199)
Net income (loss)
  per combined share    $0.36     ($0.42)       $0.13        $0.24       ($0.04)
Cash dividends per
  combined share            0          0            0            0            0
Weighted average
  number of
  combined
  shares
  outstanding       1,916,431  1,917,858     1,926,402           0    1,980,706
Total assets       24,645,828 22,926,443    23,974,080  24,366,657   23,807,755
Long-term debt      8,049,805  7,670,240     8,034,641   8,818,794    8,799,905
Shareholders'
  equity           10,202,521  9,526,263    10,367,281  10,363,619   10,133,392


  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

RESULTS OF OPERATIONS

FISCAL 2002 VERSUS THE SEVEN MONTHS ENDED OCTOBER 31, 2001

    At an executive session held on August 28, 2001, the Board of Directors resolved that the Companies' fiscal year end be changed from March 31st to October 31st. This change is effective for each of the Companies as of October 31, 2001. The purpose of the change is to allow for a more natural business year and to conform the Companies reporting period to that of the majority stockholder's financial statements. Because of the change in fiscal year end, the Companies current report date of October 31 represents the twelve-month period Fiscal 2002 compared to a seven month period ended October 31, 2001. Therefore, the major reason for increases in various operating revenues and expenses is the comparison to the short reporting period.

    The most sensitive estimates affecting the financial statements were management's estimate of net deferred tax assets and liabilities and deferred operating costs. Management's estimate of the deferred tax assets and liabilities is primarily based on the difference between the tax basis and financial reporting basis of depreciable assets, accrued severance payable, deferred operating costs and deferred revenues. Management's estimate of deferred operating costs is primarily based on deferring costs directly related to ski operations in order to match those costs to the period in which ski operating revenues are recognized. We have evaluated the key factors and assumptions used to develop these estimates in determining that they are reasonable in relation to the financial statements taken as a whole.

   For Fiscal Year ended October 31, 2002, the Companies reported net income of $686,758 or $.36 per combined share as compared with a net loss of ($804,422) or ($.42) per combined share for the seven months ended October 31, 2001.

    Combined revenue of $ 18,635,911 represents an increase of $ 13,873,844 or 74% when compared to the seven months ended October 31, 2001. Ski Operations increased $10,015,075 or 100%, and Real Estate Management Operations / Rental Operations increased $2,238,172 or 46% when compared to the seven months ended October 31, 2001.

   The Ski Operations had approximately 223,000 skier visits to our slopes compared to no skier visits for the seven months ended October 31, 2001. Revenue per skier was $32 compared to $0 for the seven months ended October 31, 2001 for an increase of $32 or 100 %. Tubing operations had approximately 63,000 tuber visits compared to no tuber visits for the seven months ended October 31, 2001. The increase of 63,000 tuber visits represents a 100% increase. Revenue per tuber was $16 compared to $0.00 last season for an increase of $16 or 100%. The ski areas operated for a combined total of 160 days compared to 0 days for the seven months ended October 31, 2001. The food and beverage operations at the ski areas contributed revenue of $6.94 per skier visit. The retail shop operations at the ski areas contributed revenue of $1.79 per skier visit compared to $0 for the seven months ended October 31, 2001.

   The Real Estate Management  Operations  increase  is attributed to the short
year comparison as noted above.   Disposition of properties  occur sporadically
and do not follow any pattern during the fiscal year.

    In Fiscal 2002, the new business segment - Land Resource Management - generated $1,280,021 in revenue. 27 acres of land were sold generating revenue of $106,756 with a basis of $1,153. No land sales occurred in the seven months ended October 31, 2001. To date approximately 5% of the Companies' 19,714 acres have been marked for timbering. A forester has been hired to generate a long-term plan of managed timbering which pays specific attention to protecting the environment and retaining the value of the land. In Fiscal 2002 timber sales have generated $1,173,265 of revenue.

   Operating costs associated with Ski Operations increased by $9,008,090 when compared to the seven months ended October 31, 2001. This increase is attributed to the short year comparison as noted above.

   Operating costs associated with Real Estate Management Operations increased by $1,558,031 when compared to the seven months ended October 31, 2001. The increase is due to the comparison to the short period.

   General and Administration expenses increased by $53,551 when compared to the seven months ended October 31, 2001. The increase is due to the comparison to the short period as noted above.

   Interest and Other Income decreased  by  $37,576  when compared to the seven months ended October 31, 2001. This decrease is attributable to the comparison to the short period as noted above.

    Interest expense decreased by $78,864 when compared to seven months ended October 31, 2001. This decrease is attributed to the comparison to the short period as noted above.

   The effective Tax Rate for Fiscal 2002 and the seven months ended October 31, 2001 was 40% and 34% respectively.

SEVEN MONTHS ENDED OCTOBER 31, 2001 VERSUS FISCAL 2001

   At an executive session held on August 28, 2001, the Board of Directors resolved that the Companies' fiscal year end be changed from March 31st to October 31st. This change is effective for each of the Companies as of October 31, 2001. The purpose of the change is to allow for a more natural business year and to conform the Companies reporting period to that of the majority stockholder's financial statements. Because of the change in fiscal year end, the Companies report date of October 31, 2001 represents a seven-month period as compared to prior fiscal year end March 31, 2001, a twelve-month period. Therefore, the major reason for decreases in various operating revenues and expenses is the short reporting period.

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
loss of ($804,422) or ($0.42) per combined share as compared with a net income of $252,532 or $0.13 per combined share for fiscal year end March 31, 2001.

   Combined revenue of $ 4,762,067 represents a decrease of $ 14,134,384 or a 75% decrease when compared to Fiscal 2001. Ski Operations decreased $11,267,371 or 100%, Summer Recreational Operations decreased $552,204 or 20% and Real Estate Management Operations decreased $2,314,809 or 47% when compared to Fiscal 2001.

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

   The Real Estate Management Operations decrease is attributed to commissions for resale of homes in our resort communities (20%), fees for contract services provided to the homeowners of the resort communities (10%) and reduced rental revenue from the resort community homes (70%). The ski season generates a substantial volume of the home rental income, which due to the seven month period we did not recognize. The decreases were offset by an increase in Rents, Royalties and Other due to timbering revenues in the seven month period ended October 31, 2001.

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

   The effective Tax Rate for seven months ended October 31, 2001 and Fiscal 2001 was 41% respectively.

LIQUIDITY AND CAPITAL RESOURCES:

   The Combined Statement of Cash Flows reflects net cash provided by operating activities of $2,916,042 for the year ended October 31, 2002 versus net cash used in operating activities of ($2,268,566) in the seven months ended October 31, 2001 and net cash provided by operating activities of $2,440,296 in Fiscal 2001 respectively.

   The major capital investments made in Fiscal 2002 were a new dual double chair lift at Jack Frost Mountain, the expansion of the terrain park at Big Boulder and the purchase of 2 snow carpets. The chair lift was financed through a $1,100,000 mortgage note payable disclosed in footnote No. 5-long-term debt. All other capital investments were financed from operating cash flow.

   During Fiscal 2002 a mortgage note payable with Wachovia Bank in the amount of $4,599,000 became a current obligation with a maturity date of August 31, 2003. This debt is on the Dreshertown Plaza Shopping Center, for which Management is currently reviewing a purchase proposal. This proposed selling price well exceeds our current obligation on Dreshertown Plaza Shopping Center. In the event management does not accept this proposal, it intends and has the capability to refinance the debt. During the year fiscal year ended October 31, 2002 the Companies borrowed against their $2,000,000 line of credit for a period of four months in varying amounts with a maximum of $1,500,000. During the seven months ended October 31, 2001 the Companies borrowed against their $2,000,000 line of credit for a period of one month in varying amounts with a maximum of $648,195. The rate of interest is one quarter of one percentage point (0.25%) less than the Prime Rate. Management fully expects to renew the line of credit.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the requirements of SFAS No. 121 to (a) recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed prospectively pursuant to SFAS No. 142. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Companies do not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No.
148 to have a material impact on its financial position or results of operations.

MOVING FORWARD:

   For the Fiscal year ended October 31, 2002 the companies major capital expenditures were for a new dual double chair lift at Jack Frost Mountain, upgrading snow making at Big Boulder. These expenditures were made to remain competitive. We will continue to investigate opportunities that will enhance our profitability.

   During Fiscal 2002 the companies actively pursued land sales and purchases. In Fiscal 2003 management intends to continue selective sales and purchases of land. The companies' will offer financing to attract new land sale customers. The Companies will continue to generate timbering revenues from selective harvesting of timber.

    Management is organizing a subsidiary company - Boulder Creek Resort Company. This new company will be used as a marketing tool to consolidate and brand the Companies' holdings as one resort destination and to facilitate the land sales division.

    An offer to purchase the Dreshertown Plaza Shopping Center has been presented to the Companies. Management is presently reviewing the proposal. A final price has not been determined.

BOARD OF DIRECTORS
Milton Cooper
               Chairman, Kimco Realty Corporation;
               Director of Getty Realty Corporation;
               Director, Kimco Realty Corporation

Michael J. Flynn
               Chairman of the Board of the Companies;
               Vice Chairman and Director, Kimco Realty Corporation

Patrick M. Flynn
               President of the Companies
               Director or Real Estate, Kimco Realty Corporation

Wolfgang Traber
               Chairman of the Board, Hanseatic Corporation & Co., N.Y.

The above Directors serve both Companies

OFFICERS

Patrick M. Flynn
               President

Eldon D. Dietterick
               Executive Vice-President/Treasurer

Richard T. Frey
               Vice-President

Christine A. Liebold
               Secretary

Cynthia A. Barron
               Controller

The above Officers serve both Companies

TRANSFER AGENT
HSBC Bank USA
                      New York, New York

INDEPENDENT AUDITORS
Parente Randolph, PC
                      Wilkes-Barre, Pennsylvania

NOTICE OF ANNUAL MEETINGS
The Annual Meetings of Shareholders of Blue Ridge Real Estate Company and Big Boulder Corporation will be announced with mailing of Proxy Material in February.

FORM 10-K AVAILABLE
The Companies will furnish to any shareholder, without charge, a copy of their Fiscal Year 2002 Annual Report as filed with the Securities and Exchange Commission on Form 10-K. Written request should be directed to the attention of the Secretary, Blue Ridge Real Estate Company, P.O. Box 707, Blakeslee, Pa. 18610-0707.


CORPORATE PROPERTIES

RESORTS IN THE POCONO MOUNTAINS
                    Big Boulder Ski Area
                    Jack Frost Mountain
                    Fern Ridge Campground
INVESTMENT PROPERTIES
                    Dreshertown Plaza Shopping Center
                             Dresher, Montgomery County, Pennsylvania
                    Wal-Mart Store, Laurens, South Carolina
                    The Mountain's Edge, Lake Harmony, Pennsylvania
LAND HOLDINGS
                    Blue Ridge
                             18,682 acres of land, held for investment
                    Big Boulder
                             929 acres of land, held for investment
                    Northeast Land Company
                             103 acres of land
RECREATIONAL AREAS
                    "The Stretch" on the Tunkhannock
                    Porter Run Hunting Preserve
                    Splatter (Paintball game)
                    Traxx, Motocross, ATV and BMX Park