Form 10-Q
period 2003-01-31
BLUE RIDGE REAL ESTATE CO
filed 2003-03-17
CIK 12779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended January 31, 2003

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

YES___X____          NO__________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report:

              Class                      Outstanding at January 31, 2003
Common Stock, without par value,                    1,916,130
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






                                          INDEX



                                                            Page No.

PART I - FINANCIAL INFORMATION

     Item 1-Financial Statements
           Combined Condensed Balance Sheets
           January 31, 2003 and October 31, 2002                  1 & 2

          Combined Condensed Statements of
           Operations - Three Months ended
           January 31, 2003 and January 31, 2002                      3

          Combined Condensed Statements of
           Cash Flows - Three Months Ended
           January 31, 2003 and January 31, 2002                      4

          Notes to Financial Statements                           5 & 6


     Item 2-Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                        6,7 & 8

     Item 3-Quantitative and Qualitative Disclosures
           About Market Risk - Not applicable

     Item 4-Controls and Procedures                                  9


PART II - OTHER INFORMATION                                          9

          Item 6-Exhibits and Reports on Form 8-K                    9

          Signatures                                                10

          Chief Executive Officer Certification                     11

          Chief Financial Officer Certification                     12

          President Certification                                   13

          Executive Vice President and Treasurer Certification      14








                BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
                    BIG BOULDER CORPORATION AND SUBSIDIARIES
                       COMBINED CONDENSED BALANCE SHEETS

                                                      (UNAUDITED)
                                                      January 31,    October 31,
                                                            2003           2002
ASSETS

Current Assets
      Cash and cash equivalents                       $   393,086    $   261,311
      (all funds are interest bearing)
      Accounts receivable                                 634,136        388,292
      Inventories                                         272,581        247,460
      Prepaid expenses, principally insurance
       and real estate taxes                              948,729        918,210
      Deferred operating costs                          1,224,288      2,275,784
                                                        ---------      ---------
           Total current assets                         3,472,820      4,091,057
                                                        ---------      ---------

Cash held in escrow                                       726,651        107,909
                                                          -------        -------
Notes receivable noncurrent                               244,300              0
                                                          -------        -------

Properties:
      Land, principally unimproved (19,580 and          1,861,951      1,867,352
       19,714 acres respectively, per
       land ledger)
      Land improvements, buildings and equipment       58,047,684     56,190,649
                                                       ----------     ----------
                                                       59,909,635     58,058,001
      Less accumulated depreciation and amortization   38,129,057     37,611,139
                                                       ----------     ----------
                                                       21,780,578     20,446,862
                                                       ----------     ----------
                                                      $26,224,349    $24,645,828
                                                      ===========    ===========







See accompanying notes to unaudited financial statements.

                     LIABILITIES AND SHAREHOLDERS' EQUITY



                                                         January 31, October 31,
                                                               2003        2002
Current Liabilities:

      Notes payable - lines of credit                            $0     $600,000
      Current installments of:
         long-term debt and capital lease
         obligations                                      5,416,497    5,266,548
      Accounts and other payables                         1,383,814      913,825
      Accrued claims                                        231,824      208,642
      Deferred income taxes                               1,046,000      796,000
      Accrued pension expense                               932,493      890,493
      Accrued liabilities                                   929,046      631,913
      Deferred revenue                                      727,599      698,242
                                                            -------      -------
           Total current liabilities                     10,667,273   10,005,663
                                                         ----------   ----------

Long-term debt and capital lease obligations,
   less current installments                              3,334,195    2,783,257
                                                          ---------    ---------

Deferred income taxes                                     1,110,000    1,110,000
                                                          ---------    ---------

Other non-current liabilities                                24,468       28,756
                                                             ------       ------

Deferred income non-current                                 515,631      515,631
                                                            -------      -------

Commitments and Contingencies

Combined shareholders' equity:                              659,444      659,444
                                                            -------      -------
 Capital Stock, without par value,
 stated value $.30 per combined share,
 Blue Ridge and Big Boulder each have
 authorized 3,000,000 shares and each
 have issued 2,198,148 shares as of January
 31, 2003 and as of October 31, 2002

Capital in excess of stated value                         1,461,748    1,461,748


Earnings retained in the business                        10,536,997   10,166,211
                                                         ----------   ----------
                                                         12,658,189   12,287,403

LESS: Cost of 282,018 and 281,968 shares                  2,085,407    2,084,882
              -------     -------                         ---------    ---------
 of capital stock in treasury as of
 January 31, 2003 & October 31, 2002,
 respectively.
                                                         10,572,782   10,202,521
                                                         ----------   ----------
                                                        $26,224,349  $24,645,828
                                                        ===========  ===========

See accompanying notes to unaudited financial statements.

                BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                  COMBINED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JANUARY 31, 2003 & 2002
                                  (UNAUDITED)


                                        2003      2002
Revenues:
 Ski operations                   $5,568,512   $4,941,020
 Real estate management              775,839      839,708
 Summer recreation operations         85,988      178,357
 Land resource management          1,109,900      148,359
 Rental income                       456,686      429,856
                                     -------      -------
                                   7,996,925    6,537,300
                                   ---------    ---------
Costs and expenses:
 Ski operations                    5,631,001    4,921,516
 Real estate management              659,136      674,647
 Summer recreation operations        197,984      168,173
 Land resource management            298,033        5,360
 Rental operations                   291,141      245,825
 General & administrative expenses   185,696      304,337
                                     -------      -------
                                   7,262,991    6,319,858
                                   ---------    ---------

Income from operations               733,934      217,442
                                     -------      -------

Other income (expense):
 Interest & other income               1,327        5,797
 Interest expense                  (114,475)     (106,702)
                                   --------      --------
                                   (113,148)     (100,905)
                                   --------      --------

Income before income taxes           620,786      116,537
                                     -------      -------

Provision for income taxes           250,000       46,600
                                     -------       ------


Net income                        $  370,786   $   69,937
                                  ==========   ==========




Basic and diluted earnings per
weighted average combined share        $0.19        $0.04
                                       =====        =====


See accompanying notes to unaudited financial statements.

                         BLUE RIDGE REAL ESTATE COMPANY
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                   COMBINED CONDENSED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED JANUARY 31, 2003 & 2002
                                  (UNAUDITED)

                                                         2003       2002
Cash Flows From(Used In) Operating Activities:
Net Income                                         $  370,786   $  69,937
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                        911,760     884,265
 Deferred income taxes                                250,000      46,542
 Gain on sale of assets                                     0      (1,632)
Changes in assets and liabilities:
 Accounts receivable                                 (236,714)     11,241
 Prepaid expenses and other current assets            (55,640)    (50,946)
 Deferred operating costs                             661,029     515,956
 Notes Receivable                                    (253,430)
 Accounts Payable & accrued liabilities               828,016   1,210,573
 Deferred revenue                                      29,357     (49,888)
                                                       ------     -------
Net cash provided by operating activities           2,505,164   2,636,048
                                                    ---------   ---------

Cash Flows From (Used In) Investing Activities:
 Proceeds from disposition of assets                        0      17,191
 Additions to properties                             (848,631)   (926,195)
 Cash held in escrow                                 (613,341)          0
                                                     --------           -
Net cash used in investing activities              (1,461,972)   (909,004)
                                                   ----------    --------

Cash flows From (Used In) Financing Activities:
 Payment of short-term financing                   (2,250,000) (1,448,195)
 Proceeds from short-term financing                 1,650,000     800,000
 Payment of long-term debt and capital lease         (310,892)   (219,583)
  obligations
 Purchase of Treasury stock                              (525)          0
                                                         ----           -
 Net cash used in financing activities               (911,417)   (867,778)
                                                     --------    --------

Net increase in cash and cash equivalents             131,775     859,266

Cash and cash equivalents, beginning of period        261,311     263,178
                                                      -------     -------

Cash and cash equivalents, end of period           $  393,086  $1,122,444
                                                   ==========  ==========


Supplemental disclosures of cash flow information:
 Cash paid during period:
  Interest                                        $   108,762  $  107,516
  Income taxes                                    $         0  $   47,069

Supplemental disclosure of non cash investing     $ 1,011,778  $        0
 and financing activities, additions to property
 acquired through capital lease obligations

See accompanying notes to unaudited financial statements.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



     1. The  combined   financial   statements   include  the  accounts of Blue
Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of Management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2003, and the results of operations and the statements of cash flows for the three month periods ended January 31, 2003 and January 31, 2002.

      Certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These combined financial statements should be read in conjunction with the financial statements and notes thereto included in the Companies' Annual Report on Form 10-K for the year ended October 31, 2002.

      2. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, accounts and notes receivables, legal liability, insurance liability, depreciation, employee benefits, taxes, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Combined Condensed Financial Statements in the period they are determined to be necessary.

     Management believes that its accounting policies regarding accounts and notes receivable, merchandise inventories, long lived assets, revenue recognition and other reserves, among others, affect its more significant judgments and estimates used in the preparation of its Combined Condensed Financial Statements. For a description of these critical accounting policies and estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the fiscal year ended October 31, 2002. Management believes there have been no significant changes in the Companies' critical accounting policies or estimates since the Companies' fiscal year ended October 31, 2002.

     3. The Companies account for notes receivable on a cost basis. Interest income is recorded on a monthly basis. Late payment fees are charged on overdue payment of principal and interest. Notes receivable are evaluated at origination and monitored on an ongoing basis for credit worthiness. Notes receivable are considered fully collectible by management and accordingly no allowance for loan losses is considered necessary. Any note 90 days past due is reviewed by management for write off.

     Accounts receivable, trade are reported at net realizable value. Accounts are written off when they are determined to be uncollectible based upon management's assessment of individual accounts. The allowance for doubtful accounts which is insignificant, is estimated based on the Company's historical losses and the financial stability of its customers.

     4. The Companies and the subsidiaries, under SFAS No. 131, operate in four business segments - Ski Operations, Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management.

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

     Depreciation  of ski facility  fixed  assets  is  calculated  over the 12-
month period.  The expense is deferred  until the operating   period,  at which
time it will be recognized ratably.

      5. The provision for income taxes for the three months ended January 31, 2003 represents the estimated annual effective tax rate for the year ending October 31, 2003. The effective income tax rate for the first three months of Fiscal 2003 was 40%.

     6. Reclassifications have been made to the January 31, 2002 Combined Condensed Statement of Operations to reflect changes in presentation for the three months ended January 31, 2003. Namely, Land Resource Management is reported as a separate segment of the Companies.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Operations for the three months ended January 31, 2003 resulted in a net income of $0.19 per combined share compared to a net income of $.04 per combined share for the three months ended January 31, 2002.
      Combined revenue of $7,996,925 represents an increase of $1,459,625 as compared to the three months ended January 31, 2002. Ski operations increased $627,492. Real Estate Management decreased $63,869, Summer recreation operations decreased $92,329, Land resource management increased $961,541 and Rental income increased $26,830.
     Ski operations increase in revenue for the three months ended January 31, 2003 as compared to the three months ended January 31, 2002 was due to an increase in lift revenue ( 32%), season pass revenue ( 12% ), rental shop revenue ( 17% ) , tubing revenue ( 7% ) , food revenue ( 14% ) and retail revenue ( 8% ).

     Real Estate Management revenue decreased $63,869. This decrease in revenue is attributable to property management of homes in our resort communities (38 %) and property sales for which we earn commission, within our resort communities (28%).

     Summer recreation operations decreased $92,329 for three months ended January 31, 2003 as compared to the three months ended January 31, 2002. This decrease was the result of a decrease in Splatter revenue (32%) and Traxx revenue (66%). The decrease in Traxx revenue is a result of the discontinuation of Snocross snow mobile rentals.

     Land resource management increased $961,541 for the three months ended January 31, 2003 as compared to the three months ended January 31, 2002. This is a new business segment that encompasses land sales and timbering.

     Rental operations increased $26,830 for the three months ended January 31, 2003 as compared to the three months ended January 31, 2002. This increase is attributable to the management of homes in our resort communities.

     Operating costs increased $1,061,774 during the first three months of Fiscal 2003 as compared to the three months ended January 31, 2002. Ski operation expenses increased $709,485. This increase was attributable to an increase in salaries and wages ( 41% ) , utilities ( 15% ) and insurance expense ( 9% ).

     Real Estate Management operating expenses decreased $15,511.

     Summer recreational operations expenses increased $29,811. This increase was the result of an increase in Splatter supplies & services (55%) and Traxx insurance (45%).

     Land Resource Management operation expenses increased $292,673. This is a new business segment that had minimal activity in the first three months of Fiscal 2002.

     General and Administrative expenses decreased $118,641. This decrease was due primarily to the reclassification of operating expenses, such as certain salaries, legal and auditing fees, to the revenue generating centers within the Company.

     Interest expense increased $7,773 for the three months ended January 31, 2003 as compared to the three months ended January 31, 2002. This increase is attributable to an additional line of credit for Land resource management purposes ( 6%), interest on the new D lift loan at Jack Frost Mountain ( 67% ) and interest on capital lease obligations ( 27% ) for the groomers and compressors at both ski areas. These increases were also offset by a pay down on existing debt and the reduction in the prime interest rate.


     Financial Condition, Liquidity and Capital Resources

      The deficit in working capital as of January 31, 2003, increased by $1,279,847 as compared to October 31, 2002. The change is primarily due to the cyclical nature of the Companies' business. The change in the balance of deferred operating costs from October 31, 2002 to January 31, 2003 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

      On November 8, 2002 the Companies entered into an additional line of credit with a bank, aggregating $1,000,000 available for short term financing, expiring March 31, 2003. The purpose of the new line of credit is to provide funds for mortgage financing of land sales.

     During Fiscal 2003 the Companies entered into two capital lease agreements for the purpose of financing snowmaking and grooming equipment. The equipment is being amortized over the five year term of the agreements.


     Moving Forward

     During Fiscal 2003 the Companies will actively pursue land sales and purchases. The Companies will offer financing to attract new land sale customers. The Companies will continue to generate timbering revenues from selective harvesting of timber.

     Management is organizing a subsidiary company, Boulder Creek Resort Company. This new company will be used as a marketing tool to consolidate and brand the Companies' holdings as one resort destination and to facilitate the land sales division.

     The Companies are planning further real estate development of multi-family dwellings at our ski resorts.

     An offer to purchase the Dreshertown Plaza Shopping Center has been presented to the Companies. Management is currently reviewing the proposal. A final price has not been determined. A mortgage note payable on the
Dreshertown Plaza approximating $4,500,000 is classified as a current obligation with a maturity date of August 31, 2003.

     The proposed selling price in the proposal exceeds our current obligation. In the event management does not accept the proposal, it intends and has the capability to refinance this debt.

    In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation. These expanded disclosures will be required for the Companies' second quarter ending April 30, 2003. The Company anticipates that it will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the Companies believe that the adoption of this standard will have no material impact on its financial position, results of operations or cash flows.

PART II - OTHER INFORMATION

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this report, the Companies carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Executive Officer, and Chief Financial Officer have concluded that the Companies disclosure controls and procedures are effective in timely alerting them to material information relating to the Companies that is required to be included in the Companies periodic SEC filings.

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

                                   FORM 10-Q



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





                           BLUE RIDGE REAL ESTATE COMPANY
                               BIG BOULDER CORPORATION
                                    (Registrant)






                                    /s/   Eldon D. Dietterick
                                    Eldon D. Dietterick
                                    Executive Vice President/Treasurer





                                    /s/   Cynthia A. Barron
                                    Cynthia A. Barron
                                    Chief Accounting Officer





Date:  March 6, 2003

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


Date:  March 6, 2003

/s/  PATRICK M. FLYNN
Patrick M. Flynn
Chief Executive Officer and President
_____________
*   Pursuant to the transition provisions of Release  No.  34-46427  (Aug.  28,
2002), the portions of this certification required by paragraphs (b)(4), (5) and (6) of Exchange Act Rule 13a-14 are inapplicable to this quarterly report. Accordingly, the portions have been omitted from this certification.

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


Date:  March 6, 2003

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

                                 CERTIFICATION

I, PATRICK M. FLYNN, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Blue Ridge Real Estate Company/Big Boulder Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

March 6, 2003                                /s/  PATRICK M. FLYNN
                                             Patrick M. Flynn
                                             President

                                 CERTIFICATION

I, ELDON D. DIETTERICK, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Blue Ridge Real Estate Company/Big Boulder Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers, and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 6, 2003                         /s/  ELDON D. DIETTERICK
                                      Eldon D. Dietterick
                                      Executive   Vice   President and Treasurer