Form 10-Q
period 2003-04-30
BLUE RIDGE REAL ESTATE CO
filed 2003-06-16
CIK 12779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended April 30, 2003

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

              Class                      Outstanding at April 30, 2003
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






                                          INDEX



                                                            Page No.

PART I - FINANCIAL INFORMATION

     Item 1-Financial Statements
           Combined Condensed Balance Sheets
           April 30, 2003 and October 31, 2002                   1 & 2

          Combined Condensed Statements of
           Operations - Three Months and Six Months
           ended April 30, 2003 and April 30, 2002                   3

          Combined Condensed Statements of
           Cash Flows - Six Months Ended
           April 30, 2003 and April 30, 2002                         4

          Notes to Financial Statements                     5,6,7 & 8


     Item 2-Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                8,9,10,11 & 12

     Item 3-Quantitative and Qualitative Disclosures
           About Market Risk - Not applicable

     Item 4-Controls and Procedures                                 12


PART II - OTHER INFORMATION

          Item 6-Exhibits and Reports on Form 8-K                   13

          Signatures                                                14

          Chief Executive Officer Certification                     15

          Chief Financial Officer Certification                     16

          President Certification                                   17

          Executive Vice President and Treasurer Certification      18








                BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
                    BIG BOULDER CORPORATION AND SUBSIDIARIES
                       COMBINED CONDENSED BALANCE SHEETS

                                                    (UNAUDITED)
                                                      April 30,  October 31,

ASSETS                                                     2003         2002

Current Assets
      Cash and cash equivalents                     $   247,452  $   261,311
      (all funds are interest bearing)
      Accounts receivable                               587,559      388,292
      Inventories                                       143,986      247,460
      Prepaid expenses, principally insurance           949,444      918,210
       and real estate taxes
      Deferred operating costs                          381,093    2,275,784
                                                        -------    ---------
           Total current assets                       2,309,534    4,091,057
                                                      ---------    ---------

Cash held in escrow                                     327,864      107,909
                                                        -------      -------
Notes receivable noncurrent                             177,652            0
                                                        -------      -------

Properties:
      Land, principally unimproved (19,580 and        1,964,902    1,867,352
       19,714 acres respectively, per
       land ledger)
      Land improvements, buildings and equipment     58,420,527   56,190,649
                                                     ----------   ----------
                                                     60,385,429   58,058,001
      Less accumulated depreciation and amortization 38,171,082   37,611,139
                                                     ----------   ----------
                                                     22,214,347   20,446,862
                                                     ----------   ----------
                                                    $25,029,397  $24,645,828
                                                    ===========  ===========







See accompanying notes to unaudited financial statements.

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                           April 30,    October 31,
                                                2003          2002

Current Liabilities:

      Notes payable - lines of credit       $150,000      $600,000
      Current installments of:
         long-term debt and capital        5,204,132     5,266,548
         lease obligations
      Accounts and other payables            542,092       913,825
      Accrued claims                         234,618       208,642
      Deferred income taxes                1,269,060       796,000
      Accrued pension expense                894,493       890,493
      Accrued liabilities                    647,782       631,913
      Deferred revenue                       422,346       698,242
                                             -------       -------
           Total current liabilities       9,364,523    10,005,663
                                           ---------    ----------

Long-term debt and capital lease           2,895,535     2,783,257
                                           ---------     ---------
  obligations, less current installments

Deferred income taxes                      1,110,000     1,110,000
                                           ---------     ---------

Other non-current liabilities                 21,175        28,756
                                              ------        ------

Deferred income non-current                  515,631       515,631
                                             -------       -------

Commitments and Contingencies

Combined shareholders' equity:               659,444       659,444
 Capital Stock, without par value,
 stated value $.30 per combined share,
 Blue Ridge and Big Boulder each have
 authorized 3,000,000 shares and each
 have issued 2,198,148 shares as of April
 30, 2003 and as of October 31, 2002

Capital in excess of stated value          1,461,748     1,461,748

Compensation recognized under employee       200,900             0
stock plans

Earnings retained in the business         10,885,848    10,166,211
                                          ----------    ----------
                                          13,207,940    12,287,403

LESS: Cost of 282,018 and 281,968 shares
 of capital stock in treasury as of
 April 30, 2003 & October 31, 2002,
 respectively.                             2,085,407     2,084,882
                                          ----------    ----------
                                          11,122,533    10,202,521
                                          ----------    ----------
                                         $25,029,397   $24,645,828
                                         ===========   ===========

See accompanying notes to unaudited financial statements.

                BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                  COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                               Three Months Ended       Six Months Ended
                               April 30    April 30     April 30   April 30
                                   2003        2002         2003       2002

Revenues:
 Ski operations              $4,701,471  $5,074,055  $10,269,983  $10,015,075
 Real estate management         863,376     850,089    1,639,215    1,689,797
 Summer recreation operations   147,765     186,278      233,753      364,635
 Land resource management       491,703     523,356    1,601,603      671,715
 Rental income                  541,537     516,084      998,223      945,940
                                -------     -------      -------      -------
                              6,745,852   7,149,862   14,742,777   13,687,162
                              ---------   ---------   ----------   ----------
Costs and expenses:
 Ski operations               4,010,795   4,007,210    9,641,796    8,928,726
 Real estate management         703,707     661,618    1,362,843    1,336,265
 Summer recreation operations   183,779     263,763      381,763      431,936
 Land resource management       297,610      97,136      595,643      102,496
 Rental operations              479,778     210,042      770,919      455,867
 General & administrative
 exoebses                       407,755     191,925      593,451      496,262
                                -------     -------      -------      -------
                              6,083,424   5,431,694   13,346,415   11,751,552
                              ---------   ---------   ----------   ----------

Income from operations          662,428   1,718,168    1,396,362    1,935,610
                                -------   ---------    ---------    ---------

Other income (expense):
 Interest & other income        11,631      10,536        12,958       16,333
 Interest expense             (102,208)    (88,396)     (216,683)    (195,098)
                              --------     -------      --------     --------
                               (90,577)    (77,860)     (203,725)    (178,765)
                               -------     -------      --------     --------

Income before income taxes     571,851   1,640,308     1,192,637    1,756,845
                               -------   ---------     ---------    ---------

Provision for income taxes     223,000     436,123       473,000      482,723
                               -------     -------       -------      -------


Net income                  $  348,851  $1,204,185    $  719,637   $1,274,122
                            ==========  ==========    ==========   ==========


Basic and diluted earnings
per weighted average
combined share                   $0.19       $0.63         $0.38        $0.66
                                 =====       =====         =====        =====





See accompanying notes to unaudited financial statements.

                         BLUE RIDGE REAL ESTATE COMPANY
                    BIG BOULDER CORPORATION and SUBSIDIARIES
                   COMBINED CONDENSED STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED APRIL 30, 2003 & 2002
                                  (UNAUDITED)

                                                         2003        2002
Cash Flows From(Used In) Operating Activities:
Net Income                                        $  719,637   $1,274,122
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                     1,733,990    1,587,934
 Deferred income taxes                               473,060      482,723
 Gain on sale of assets                               (7,613)      (1,632)
 Compensation cost under employee stock plans        200,900            0
Changes in assets and liabilities:
 Accounts receivable                                (190,137)    (509,343)
 Prepaid expenses and other current assets            72,240       52,897
 Deferred operating costs                          1,237,959    1,088,476
 Notes Receivable                                   (186,782)
 Accounts Payable & accrued liabilities             (333,469)    (282,853)
 Deferred revenue                                   (275,896)    (272,455)
                                                    --------     --------
Net cash provided by operating activities          3,443,889    3,419,869
                                                   ---------    ---------

Cash Flows From (Used In) Investing Activities:
 Proceeds from disposition of assets                   9,000       17,191
 Additions to properties                          (1,834,352)  (1,024,141)
 Cash held in escrow                                (219,955)           0
                                                    --------     ---------
Net cash used in investing activities             (2,045,307)  (1,006,950)
                                                  ----------   ----------

Cash flows From (Used In) Financing Activities:
 Payment of short-term financing                  (2,250,000)  (1,448,195)
 Proceeds from short-term financing                1,800,000      800,000
 Payment of long-term debt and capital lease        (961,916)    (439,510)
  obligations
 Purchase of Treasury stock                             (525)     (10,500)
                                                        ----      -------
 Net cash used in financing activities            (1,412,441)  (1,006,950)
                                                  ----------   ----------

Net increase in cash and cash equivalents            (13,859)   1,314,714

Cash and cash equivalents, beginning of period       261,311      263,178
                                                     -------      -------

Cash and cash equivalents, end of period          $  247,452   $1,577,892
                                                  ==========   ==========


Supplemental disclosures of cash flow information:
 Cash paid during period:
  Interest                                       $   217,769   $  196,249
  Income taxes                                   $     6,913   $   14,012

Supplemental disclosure of non cash investing    $ 1,011,778   $        0
 and financing activities, additions to property
 acquired through capital lease obligations

See accompanying notes to unaudited financial statements.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



     1. The  combined   financial   statements   include  the  accounts of Blue
Ridge Real Estate Company and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.). In the opinion of Management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 2003, and the results of operations and the statements of cash flows for the three and six month periods ended April 30, 2003 and April 30, 2002.

      Certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These combined financial statements should be read in conjunction with the financial statements and notes thereto included in the Companies' Annual Report on Form 10-K for the year ended October 31, 2002.

      2. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, accounts and notes receivables, deferred operating costs, legal liability, insurance liability, depreciation, employee benefits, taxes, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Combined Condensed Financial Statements in the period they are determined to be necessary.

     Management believes that its accounting policies regarding accounts and notes receivable, deferred operating costs, long lived assets, revenue recognition and other reserves, among others, affect its more significant judgments and estimates used in the preparation of its Combined Condensed Financial Statements. For a description of these critical accounting policies and estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations". Management believes there have been no significant changes in the Companies' critical accounting policies or estimates since the Companies' fiscal year ended October 31, 2002.

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

     Accounts receivable, trade are reported at net realizable value. Accounts are written off when they are determined to be uncollectible based upon management's assessment of individual accounts. The allowance for doubtful accounts which is insignificant is estimated based on the Companies' historical losses and the financial stability of its customers.

     4. The Companies and the subsidiaries, under SFAS No. 131, operate in four business segments - Ski Operations, Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management.

      The results of operations for the three months are not necessarily indicative of the results to be expected for the full year since the Companies' two ski facilities operate principally during the months of December through March. Costs and expenses net of revenues received in advance, directly related to the Ski Operations that are incurred during the months of April through November are capitalized as deferred operating costs and recognized as revenue and operating expenses, ratably, over the ski operating season. Revenues and operating expenses of the Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management are as disclosed on the statement of operations.

     Depreciation of ski facility fixed assets is calculated over the 12-month period. The expense is deferred until the operating period, at which time it will be recognized ratably.

     5. The provision for income taxes for the three and six months ended April 30, 2003 represents the estimated annual effective tax rate for the year ending October 31, 2003. The effective income tax rate for the first six months of Fiscal 2003 was 40%.

     6. Reclassifications have been made to the April 30, 2002 Combined Condensed Statement of Operations to reflect changes in presentation for the three and six months ended April 30, 2003. Namely, Land Resource Management is reported as a separate segment of the Companies.

     7. During Fiscal 1998, the Companies adopted an employee stock option plan, under which an officer was granted options to purchase shares of the Companies' common stock. The exercise price on the 35,000 options is $6.75 and the original term was extended in February 2003 to July 1, 2008. In accordance with FASB Interpretation No. 44, Accounting for Certain Transaction involving Stock Compensation ("FIN 44"), the extension of the life of the award requires a new measurement of compensation as if the award was newly granted. Because the exercise price was less than the current fair market value at the date of grant, compensation cost of $122,900, net of tax has been recognized in the combined condensed statement of operations. During Fiscal 2002, additional corporate officers were granted stock options in varying amounts for a total of 11,000 shares, all expiring December 10, 2006. Additionally, on December 2, 2002, six key employees were granted stock options totaling 18,000 shares, due to expire on December 2, 2007.

Option activity during the three and six-month periods ended April 30, 2003 and 2002 is as follows:


                                        THREE MONTHS ENDED
                                04/30/03                   4/30/02
                                        WEIGHTED                  WEIGHTED
                                         AVERAGE                   AVERAGE
                                        EXERCISE                  EXERCISE
                           SHARES          PRICE       SHARES        PRICE

OUTSTANDING AT
  BEGINNING OF
  PERIOD                   64,000        $8.56         46,000       $7.65
GRANTED                      -             -             -            -
EXERCISED                    -             -             -            -
CANCELED                     -             -             -            -
                           ------        -----         ------       -----
OUTSTANDING AT
  END OF PERIOD            64,000        $8.56         46,000       $7.65
                           ======        =====         ======       =====

OPTIONS EXERCISABLE
  AT PERIOD-END            64,000        $8.56         46,000       $7.65
                           ======        =====         ======       =====

OPTION PRICE RANGE        $6.75-$10.90                $6.75-$10.90
                          ============                ============

WEIGHTED AVERAGE
  FAIR VALUE
  OF OPTIONS
  GRANTED DURING
  PERIOD                  $4.92                       $ -
                          =====                       =====

                                        SIX MONTHS ENDED
                                04/30/03                   4/30/02
                                        WEIGHTED                  WEIGHTED
                                         AVERAGE                   AVERAGE
                                        EXERCISE                  EXERCISE
                           SHARES          PRICE       SHARES        PRICE

OUTSTANDING AT
  BEGINNING OF
  PERIOD                   46,000        $7.65         35,000       $6.75
GRANTED                    18,000       $10.90         11,000      $10.50
EXERCISED                    -             -             -            -
CANCELED                     -             -             -            -
                           ------        -----         ------       -----
OUTSTANDING AT
  END OF PERIOD            64,000        $8.56         46,000       $7.65
                           ======        =====         ======       =====

OPTIONS EXERCISABLE
  AT PERIOD-END            64,000        $8.56         46,000       $7.65
                           ======        =====         ======       =====

OPTION PRICE RANGE        $6.75-$10.50                $6.75-$10.50
                          ============                ============
WEIGHTED AVERAGE
  FAIR VALUE
  OF OPTIONS
  GRANTED DURING
  PERIOD                  $4.92                      $2.71
                          =====                      =====


     The Companies elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB No. 25, because the exercise price of the employee stock options equals the estimated fair market value of the Companies' underlying stock on the date of the grant, no compensation expense is recognized. SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the Companies had adopted the fair value method for stock-based compensation. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Companies' calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions in the three and six month periods ended April 30, 2003 and 2002:



                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                   04/30/03    04/30/02     04/30/03   04/30/02

 Remaining expected life of
 Options                            6.5 yrs     -             6.5 yrs   5.9 yrs
 Stock volatility                   1.4%        -             1.4%      4.1%
 Risk-free interest rate            2.7%        -             2.7%      2.5%
 Dividends during the
    expected term              $     -      $   -          $   -      $  -
                               ===========  ==========    ==========  ========



The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding awards in each period.

                          THREE MONTHS ENDED         SIX MONTHS ENDED
                        04/30/03     04/30/02      04/30/03    04/30/02

Net income, as
Reported                $ 348,851  $1,204,185  $  719,637  $1,274,122
Add:  Stock-based
 employee compensation
 expense included in
 reported net income,
 net of related tax
 Effects                  122,900       -         122,900       -
Deduct: Total stock-
 based employee
 compensation expense
 determined under fair
 value based method
 for all awards, net
 of tax effects          (113,652)               (172,102)    (19,675)
                         --------    --------    --------     -------

Pro forma net income     $358,099  $1,204,185    $670,435  $1,254,447
                         ========  ==========    ========  ==========
Basic earnings per
share:
    As reported          $   0.19    $   0.63    $   0.38    $   0.66
                         ========    ========    ========    ========
    Pro forma            $   0.19    $   0.63    $   0.33    $   0.65
                         ========    ========    ========    ========
Diluted earnings per
share:
    As reported          $   0.19    $   0.63    $   0.38    $   0.66
                         ========    ========    ========    ========
    Pro forma            $   0.19    $   0.63    $   0.33    $   0.65
                         ========    ========    ========    ========



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The most sensitive estimates affecting the combined condensed financial statements include management's estimate of deferred operating costs and net deferred tax assets and liabilities, the valuation of long-lived assets and recognition of deferred revenues.

Revenues are derived from a wide variety of sources, including sales of lift tickets, ski school tuition, dining, retail stores, equipment rental, property management services, timbering and other recreational activities. Revenues are recognized as services are performed.

Timbering revenues from stumpage contracts are recognized in accordance with Staff Accounting Bulleting No. 101 - Revenue Recognition, ("SAB 101"). At the time a stumpage contract is signed, the risk of ownership has been passed to the buyer at a fixed, determinable cost. Reasonable assurance of collectibility has been determined by the date of signing, and the few obligations of the Companies' have already been met. Therefore, full accrual recognition at the time of contract execution is appropriate under SAB 101 guidance.

Management's estimate of deferred operating costs is primarily based on deferring costs directly related to ski operations in order to match those costs to the period in which ski operating revenues are recognized. Ski operating revenues are recognized principally over the months of December through March. Therefore, deferred operating costs are ratably expensed over the same period in order to maintain the consistent application of the matching principle over each operating cycle. The capitalized costs consist principally of depreciation, insurance, real estate taxes, advertising, repairs, maintenance and supplies.

Management's estimate of deferred tax assets and liabilities is primarily based on the difference between the tax basis and financial reporting basis of depreciable assets, like-kind exchanges of assets, accruals, deferred operating costs and deferred revenues.

The Companies' valuation of long-lived assets, namely, properties is based on historical cost. Depreciation and amortization is provided principally using the straight-line method over the estimated useful life of the class of property. Upon sale or retirement of depreciable property, the cost and related accumulated depreciation are removed from the related accounts, and resulting gains or losses are reflected in income.

Interest, real estate taxes, and insurance costs, including those costs associated with holding unimproved land, are normally charged to expense as incurred. Costs of land development, such as surveyor and consultant fees are capitalized as land costs. Interest cost incurred during construction of facilities is capitalized as part of the cost of such facilities. Maintenance and repairs are charged to expense, and major renewals and betterments are added to property accounts.

Impairment losses are recognized in operating income, as they are determined. The Companies review their long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, the Companies calculate the expected future net cash flows to be generated by the asset. If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the difference between the carrying value and the fair value of the asset. No such losses were recognized as of April 30, 2003.

Deferred revenue consists of revenue billed in advance for services and dues that are not yet earned. Revenue billed in advance for services consists of season lift tickets and advance ticket sales and gift certificates for the ski resorts. The Companies' recognize revenue billed in advance ratably over the principal months of the ski season, December through March. Dues that are not yet earned consist of rents related to our commercial properties that have been paid in advance, and dues related to memberships in our hunting and fishing clubs paid in advance. The Companies' recognize revenue related to the hunting and fishing clubs over the one-year period that the dues cover.

Results of Operations

Operations for the three and six months ended April 30, 2003 resulted in a net income of $ .19 and $ .38 per combined share compared to a net income of $.63 and $.66 per combined share for the three and six months ended April 30, 2002.

Combined revenue of $6,745,852 and $14,742,777 represents a decrease of $404,010 and an increase of $1,055,615 as compared to the three and six months ended April 30, 2002. Ski operations decreased $372,584 and increased $254,908 for the three and six months ended April 30, 2003 as compared to the three and six months ended April 30, 2002. Real Estate Management increased $13,287 and decreased $50,582 for the three and six months ended April 30, 2003 as compared to the three and six months ended April 30, 2002. Summer recreation operations decreased $38,513 and $130,882 for the three and six months ended April 30, 2003 as compared to the three and six months ended April 30, 2002. Land resource management decreased $31,653 and increased $929,888 for the three and six months ended April 30, 2003 as compared to the three and six months ended April 30, 2002. Rental income increased $25,453 and $52,283 for the three and six months ended April 30, 2003 as compared to the three and six months ended April 30, 2002.

Ski operations increase of $254,908 in revenue for the six months ended April 30, 2003 as compared to the six months ended April 30, 2002 was due to an increase in lift and season pass revenue (10%), rental shop revenue (40%), food revenue (14%) and retail revenue (36%).

Real Estate Management revenue decreased $50,582 for the six months ended April 30, 2002. This decrease in revenue is attributable to property management of homes in our resort communities (10%), property sales within our resort communities (90%).

Summer recreation operations decreased $130,882 for six months ended April 30, 2003 as compared to the six months ended April 30, 2002. This decrease was the result of a decrease in Splatter revenue (22%) and Traxx revenue (76%). The decrease in Traxx revenue is a result of the discontinuation of Snocross snow mobile rentals.

Land resource management increased $929,888 for the six months ended April 30, 2003 as compared to the six months ended April 30, 2002. This is a new business segment that wasn't operational until the second quarter of fiscal 2002. This segment relates to the sale and purchasing of land and harvesting timber.

Rental operations increased $52,283 for the six months ended April 30, 2003 as compared to the six months ended April 30, 2002. This increase is attributable to the management of homes in our resort communities.

Operating costs increased $1,497,674 during the first six months of Fiscal 2003 as compared to the six months ended April 30, 2002. Ski operation expenses increased $713,070. This increase was mainly attributable to an increase in salaries and wages (29%), utilities (14%), insurance expense (12%) and depreciation (22%).

Real Estate Management operating expenses increased $26,578 for the first six months of Fiscal 2003 as compared to the six months ended April 30, 2002.

Summer recreational operations expenses decreased $50,173 for the first six months of Fiscal 2003 as compared to the six months ended April 30, 2002. This decrease was the result of a decrease in Campground labor and supplies and services (40%), Lake Club depreciation (14%) and Traxx equipment rental costs (46%).

Land Resource Management operation expenses increased $493,147 for the first six months of Fiscal 2003 as compared to the six months ended April 30, 2002. This is a new business segment that wasn't operational until the second quarter of Fiscal 2002.

General and Administrative expenses increased $97,189 for the first six months of Fiscal 2003 as compared to the six months ended April 30, 2002. This increase was due primarily to the recognition of compensation cost under the employee stock plans.

Interest expense increased $21,585 for the first six months of Fiscal 2003 as compared to the six months ended April 30, 2002. This increase is attributable to an additional line of credit for Land resource management purposes (3%), interest on the new D lift at Jack Frost Mountain loan ( 55% ) and the interest on the capital leases ( 42% ) for the groomers and compressors at both ski areas. These increases were also offset by a paydown on existing debt and the reduction in the prime interest rate.

     Financial Condition, Liquidity and Capital Resources

     The deficit in working capital as of April 30, 2003 increased by $1,140,383 as compared to October 31, 2002. The increase is primarily due to the cyclical nature of the Companies' business. The change in the balance of deferred operating costs from October 31, 2002 to April 30, 2003 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

     During the quarter ended April 30, 2003, the Companies paid in full a loan with PNC Bank prior to the maturity date of March 31, 2004. Management chose to pay down the balance of $247,270 due to available cash flow and interest savings.

      Management has secured an amendment to the loan documents from PNC Bank which deletes the financial covenant relating to the current ratio.


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

     The Companies are planning further real estate development of multi - family dwellings at our ski resorts.

      Management has declined the offer to purchase Dreshertown Plaza Shopping Center. The mortgage note payable on the Dreshertown Plaza approximating $4,492,000 is classified as a current obligation with a maturity date of August 31, 2003. Management is currently reviewing proposals for long-term refinancing of the debt and has every intention that refinancing will occur prior to August 31, 2003.

     Management has established a $150,000 accrual specific to the remediation of an environmental issue discovered at Dreshertown Shopping Plaza. The accrual is based on an estimate provided by environmental clean-up consultants and is recorded as a current accrued liability in the April 30, 2003 combined condensed balance sheet.

     Subsequent to the six months ended April 30, 2003, management has obtained short term financing of approximately $1.9 million for the purpose of buying out Vesterra Corporation, the management company of Dreshertown Shopping Plaza in accordance with the terms of the Management Agreement. The $1.9 million will be recognized as an expense charged to operations in the third quarter ending July 31, 2003.

     Kimco Realty Corporation, the Companies' majority shareholder, will take over management services of the shopping center at a reduced cost from the previous management service. The terms of the agreement have yet to be finalized.

     Subsequent to the six months ended April 30, 2003, management has secured mortgage financing for numerous revenue generating investment properties aggregating approximately $850,000 for the purpose of real estate development.

     Subsequent to the six months ended April 30, 2003, management terminated its two lines of credit with PNC Bank, N.A., totaling $3.1 million, and has obtained new lines of credit for the same amount with Manufacturers & Traders Trust Company, on substantially the same terms.

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

Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits.
         99.1 Certification of chief executive officer
         99.2 Certification of chief financial officer

   (b)   Reports on Form 8-K
         None.

   The Companies have no matters to report with respect to Items 1, 2, 3 and 5.

                                   FORM 10-Q



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





                           BLUE RIDGE REAL ESTATE COMPANY
                               BIG BOULDER CORPORATION
                                    (Registrant)






                                    __________________________________
                                    Eldon D. Dietterick
                                    Executive Vice President/Treasurer





                                    __________________________________
                                    Cynthia A. Barron
                                    Chief Accounting Officer





Date:  June 4, 2003

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


Date:  June 4, 2003

__________________________________
Patrick M. Flynn
Chief Executive Officer and President
_____________
*   Pursuant to the transition provisions of Release  No.  34-46427  (Aug.  28,
2002), the portions of this certification required by paragraphs (b)(4), (5) and (6) of Exchange Act Rule 13a-14 are inapplicable to this quarterly report. Accordingly, the portions have been omitted from this certification.

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


Date:  June 4, 2003

________________________________
Eldon D. Dietterick
Executive Vice President and Treasurer (chief financial officer)
_____________
*   Pursuant to the transition provisions of Release  No.  34-46427  (Aug.  28,
2002), the portions of this certification required by paragraphs (b)(4), (5) and (6) of Exchange Act Rule 13a-14 are inapplicable to this quarterly report. Accordingly, the portions have been omitted from this certification.

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

June 4, 2003                                __________________________________
                                             Patrick M. Flynn
                                             President

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

June 4, 2003                            _______________________________________
                                        Eldon D. Dietterick
                                        Executive Vice President and Treasurer