Form 10-Q
period 2003-07-31
BLUE RIDGE REAL ESTATE CO
filed 2003-09-05
CIK 12779

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 2003

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

              Class                      Outstanding at July 31, 2003

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

                                          INDEX

                                                            Page No.

PART I - FINANCIAL INFORMATION

     Item 1-Financial Statements

           Combined Condensed Balance Sheets

           July 31, 2003 and October 31, 2002                  1 & 2

          Combined Condensed Statements of

           Operations - Three Months and Nine Months

           ended July 31, 2003 and July 31, 2002                   3

          Combined Condensed Statements of

           Cash Flows - Nine Months Ended

           July 31, 2003 and July 31, 2002                         4

          Notes to Financial Statements                     5,6, & 7

     Item 2-Management's Discussion and Analysis

           of Financial Condition and Results

           of Operations                              8,9,10,11 & 12

     Item 3-Quantitative and Qualitative Disclosures

           About Market Risk – Not applicable

     Item 4–Controls and Procedures                               12

PART II - OTHER INFORMATION

          Item 6-Exhibits and Reports on Form 8-K                 12

          Signatures                                              13

          Chief Executive Officer Certification                   14

          Chief Financial Officer Certification                   15

          President Certification                                 16

          Executive Vice President and Treasurer Certification    17

                BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

                    BIG BOULDER CORPORATION AND SUBSIDIARIES

                       COMBINED CONDENSED BALANCE SHEETS

	(UNAUDITED)
	July 31,	October 31,
ASSETS	2003	2002

Current Assets
Cash and cash equivalents (all funds are interest bearing)
	$ 428,354	$ 261,311
Accounts receivable	590,452	388,292
Inventories	152,395	247,460
Prepaid expenses, principally insurance and real estate taxes
	791,552	918,210
Deferred operating costs	1,433,807	2,275,784
Total current assets	3,396,560	4,091,057

Cash held in escrow	0	107,909
Notes receivable noncurrent	175,399	0

Properties:
Land, principally unimproved (19,580 and 19,714 acres respectively, per land ledger)
	2,034,766	1,867,352
Land improvements, buildings and equipment	59,044,431	56,190,649
	61,079,197	58,058,011
Less accumulated depreciation and amortization
	38,624,398	37,611,139
	22,454,799	20,446,862
	$ 26,026,758	$ 24,645,828

See accompanying notes to unaudited financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	(UNAUDITED)
	July 31,	October 31,
	2003	2002
Current Liabilities:

Notes payable - lines of credit	$551,000	$600,000
Current installments of:
long-term debt and capital lease obligations	7,124,202	5,266,548
Accounts and other payables	596,983	913,825
Accrued claims	242,111	208,642
Deferred income taxes	1,133,016	796,000
Accrued pension expense	856,493	890,493
Accrued liabilities	735,834	631,913
Deferred revenue	568,851	698,242
Total current liabilities	11,808,490	10,005,663

Long-term debt and capital lease obligations, less current installments
	3,571,451	2,783,257

Deferred income taxes	463,000	1,110,000

Other non-current liabilities	16,874	28,756

Deferred income non-current	515,631	515,631

Commitments and Contingencies

Combined shareholders' equity:
Capital Stock, without par value,
stated value $.30 per combined
 share,Blue Ridge and Big Boulder
 each have authorized 3,000,000
 shares and each have issued 2,198,148
 shares as of July 31, 2003 and
 as of October 31, 2002

	659,444	659,444

Capital in excess of stated value	1,461,748	1,461,748

Compensation recognized under employee stock plans
	200,900	0

Earnings retained in the business	9,414,627	10,166,211
	11,736,719	12,287,403

LESS: Cost of 282,018 and 281,968 shares of capital stock in treasury as of July 31, 2003 & October 31, 2002, respectively.

	2,085,407	2,084,882
	9,651,312	10,202,521
	$ 26,026,758	$ 24,645,828

See accompanying notes to unaudited financial statements.

                BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

                    BIG BOULDER CORPORATION and SUBSIDIARIES

                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31	July 31	July 31	July 31
	2003	2002	2003	2002
Revenues:
Ski operations	$ 0	$ 0	$10,269,983	$10,015,075
Real estate management	807,688	710,664	2,446,903	2,400,461
Summer recreation operations
	686,452	812,444	920,205	1,177,079
Land resource management	372,629	501,550	1,974,232	1,173,265
Rental income	511,179	466,069	1,509,402	1,412,009
	2,377,948	2,490,727	17,120,725	16,177,889
Costs and expenses:
Ski operations	467,804	559,815	10,109,600	9,488,541
Real estate management	717,731	609,682	2,080,574	1,945,947
Summer recreation operations
	634,336	655,172	1,016,099	1,087,108
Land resource management	205,058	196,271	800,701	298,767
Rental operations	2,248,100	220,073	3,019,019	675,940
General & administrative expenses
	246,470	67,593	839,921	563,855
	4,519,499	2,308,606	17,865,914	14,060,158

(Loss) income from operations	(2,141,551)	182,121	(745,189)	2,117,731

Other income (expense):
Interest & other (expense)income	(8,881)	5,684	4,077	22,017
Interest expense	(103,789)	(87,894)	(320,472)	(282,992)
	(112,670)	(82,210)	(316,395)	(260,975)

(Loss) income before income taxes
	(2,254,221)	99,911	(1,061,584)	1,856,756

Provision (benefit) for income taxes
	(783,000)	90,535	(310,000)	573,258

Net (loss) income	($1,471,221)	$9,376	($751,584)	$1,283,498

Basic and diluted (loss) earnings per weighted average combined share

	($0.77)	$0.01	($0.39)	$0.67

See accompanying notes to unaudited financial statements.

                         BLUE RIDGE REAL ESTATE COMPANY

                    BIG BOULDER CORPORATION and SUBSIDIARIES

                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                   NINE MONTHS ENDED JULY 31, 2003 & 2002

                                  (UNAUDITED)

	2003	2002
Cash Flows From Operating Activities:
Net (loss) income	($ 751,584)	$1,283,498
Adjustments to reconcile net (loss)
income to net cash provided by
operating activities:
Depreciation and amortization	1,897,831	1,758,883
Deferred income taxes	(309,984)	573,258
Loss (gain) on sale of assets	2,713	(1,632)
Compensation cost under employee stock plans	200,900	0
Changes in assets and liabilities:
Accounts receivable	(202,160)	(350,695)
Prepaid expenses and other current assets	221,723	(183,088)
Deferred operating costs	600,058	520,560
Notes receivable	(175,399)	0
Accounts payable & accrued liabilities	(225,334)	85,230
Deferred revenue	(129,391)	(61,234)
Net cash provided by operating activities	1,129,373	3,624,780

Cash Flows From Investing Activities:
Proceeds from disposition of assets	10,004	17,191
Additions to properties	(2,664,788)	(1,710,401)
Cash held in escrow	107,909	0
Net cash used in investing activities	(2,546,875)	(1,693,210)

Cash flows From Financing Activities:
Payment of short-term financing	(2,967,000)	(1,448,195)
Proceeds from short-term financing	2,918,000	800,000
Proceeds from long-term financing	2,749,600	0
Payment of long-term debt and capital lease obligations
	(1,115,530)	(579,791)
Purchase of Treasury stock	(525)	(10,500)
Net cash provided by (used in) financing activities
	1,584,545	(1,238,486)

Net increase in cash and cash equivalents	167,043	693,084

Cash and cash equivalents, beginning of period
	261,311	263,178

Cash and cash equivalents, end of period	$428,354	$956,262

Supplemental disclosures of cash flow information:
Cash paid during period:
Interest	$ 317,884	$ 284,277
Income taxes	$ 7,508	$ 14,012

Supplemental disclosure of non cash investing and financing activities, additions to property acquired through capital lease obligations

	$ 1,011,778	$ 0

See accompanying notes to unaudited financial statements.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

     1. The  combined  financial  statements  include the accounts of Blue Ridge Real Estate Company and its wholly-owned  subsidiaries  (Northeast Land Company, Jack Frost Mountain Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its  wholly-owned  subsidiaries  (Lake  Mountain  Company and BBC  Holdings, Inc.).  In the  opinion  of  Management,  the  accompanying  unaudited  combined condensed  financial  statements  contain all  adjustments  (consisting  of only normal recurring  accruals)  necessary to present fairly the financial position as of July 31, 2003, and the results of operations and the statements of cash flows for the three and nine month periods ended July 31, 2003 and July 31, 2002.

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

     Management believes that its accounting policies regarding accounts and notes receivable, deferred operating costs, long lived assets, revenue recognition and other reserves, among others, affect its more significant judgments and estimates used in the preparation of its Combined Condensed Financial Statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Management believes there have been no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2002.

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

     Accounts receivable are reported at net realizable value.  Accounts are written off when they are determined to be uncollectible based upon management’s assessment of individual accounts.  The allowance for doubtful accounts, which is insignificant, is estimated based on the Companies’ historical losses and the financial stability of its customers.

     4. The Companies and the subsidiaries, under SFAS No. 131, operate in four business segments - Ski Operations, Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management.

     The results of operations for the nine months are not necessarily indicative of the results to be expected for the full year since the Companies' two ski facilities operate principally during the months of December through March.  Costs and expenses net of revenues received in advance, directly related to the Ski Operations that are incurred during the months of April through November are capitalized as deferred operating costs and recognized as revenue and operating expenses, ratably, over the ski operating season.  Revenues and operating expenses of the Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management are as disclosed on the statement of operations.

     Depreciation of ski facility fixed assets is calculated over the 12-month period.  The expense is deferred until the operating period, at which time it will be recognized ratably.

     5. The provision for income taxes for the three and nine months ended July 31, 2003 represents the estimated annual effective tax rate for the year ending October 31, 2003.  The effective income tax rate for the first nine months of Fiscal 2003 was estimated at 34%.

     6. Reclassifications have been made to the July 31, 2002 Combined Condensed Statement of Operations to reflect changes in presentation for the three and nine months ended July 31, 2003.  Namely, Land Resource Management is reported as a separate segment of the Companies.

     7. During Fiscal 1998, the Companies adopted an employee stock option plan, under which an officer was granted options to purchase shares of the Companies’ common stock.  The exercise price on the 35,000 options is $6.75 and the original term was extended in February 2003 to July 1, 2008.  In accordance with FASB Interpretation No. 44, Accounting for Certain Transaction involving Stock Compensation (“FIN 44”), the extension of the life of the award requires a new measurement of compensation as if the award was newly granted.  Because the exercise price was less than the current fair market value at the date of grant, compensation cost of $122,900, net of tax has been recognized in the combined condensed statement of operations.  During Fiscal 2002, additional corporate officers were granted stock options in varying amounts for a total of 11,000 shares, all expiring December 10, 2006.  Additionally, on December 2, 2002, six key employees were granted stock options totaling 18,000 shares, due to expire on December 2, 2007.

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

	Three Months Ended		Nine Months Ended
	7/31/03	7/31/02	7/31/03	7/31/02

Net (loss) income, as
Reported	($1,471,221)	$ 9,376	($751,584)	$1,283,498
Add: Stock-based employee
compensation expense
included in reported
net (loss) income,
net of related tax
effects	-	-	122,900	-
Deduct: Total stock-
based employee
compensation expense
determined under fair
value based method
for all awards, net
of tax effects	(85,466)	(27,425)	(256,397)	(82,276)

Pro forma net (loss) income	($1,556,687)	($18,049)	($885,081)	$1,201,222
Basic (loss) earnings
per share:
As reported	($ 0.77)	$ 0.63	($ 0.39)	$ 0.66
Pro forma	($ 0.81)	($ 0.01)	($ 0.46)	$ 0.63
Diluted (loss) earnings
per share:
As reported	($ 0.77)	$ 0.63	($ 0.39)	$ 0.66
Pro forma	($ 0.81)	($ 0.01)	($ 0.46)	$ 0.63

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The most sensitive estimates affecting the combined condensed financial statements include management’s estimate of deferred operating costs and net deferred tax assets and liabilities, the valuation of long-lived assets and recognition of deferred revenues.

Revenues are derived from a wide variety of sources, including sales of lift tickets, ski school tuition, dining, retail stores, equipment rental, property management services, timbering and other recreational activities.  Revenues are recognized as services are performed.

Timbering revenues from stumpage contracts are recognized in accordance with Staff Accounting Bulleting No. 101 – Revenue Recognition, (“SAB 101”). At the time a stumpage contract is signed, the risk of ownership has been passed to the buyer at a fixed, determinable cost.  Reasonable assurance of collectibility has been determined by the date of signing, and the few obligations of the Companies’ have already been met.  Therefore, full accrual recognition at the time of contract execution is appropriate under SAB 101 guidance.

Management’s estimate of deferred operating costs is primarily based on deferring costs directly related to ski operations in order to match those costs to the period in which ski operating revenues are recognized. Ski operating revenues are recognized principally over the months of December through March. Therefore, deferred operating costs are ratably expensed over the same period in order to maintain the consistent application of the matching principle over each operating cycle. The capitalized costs consist principally of depreciation, insurance, real estate taxes, advertising, repairs, maintenance and supplies.

Management’s estimate of deferred tax assets and liabilities is primarily based on the difference between the tax basis and financial reporting basis of depreciable assets, like-kind exchanges of assets, accruals, deferred operating costs and deferred revenues.

The Companies’ valuation of long-lived assets, namely, properties is based on historical cost. Depreciation and amortization is provided principally using the straight-line method over the estimated useful life of the class of property. Upon sale or retirement of depreciable property, the cost and related accumulated depreciation are removed from the related accounts, and resulting gains or losses are reflected in income.

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

Impairment losses are recognized in operating income, as they are determined. The Companies review their long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, the Companies calculate the expected future net cash flows to be generated by the asset. If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the difference between the carrying value and the fair value of the asset. No such losses were recognized as of July 31, 2003.

Deferred revenue consists of revenue billed in advance for services and dues that are not yet earned. Revenue billed in advance for services consists of season lift tickets and advance ticket sales and gift certificates for the ski resorts. The Companies’ recognize revenue billed in advance ratably over the principal months of the ski season, December through March. Dues that are not yet earned consist of rents related to our commercial properties that have been paid in advance, and dues related to memberships in our hunting and fishing clubs paid in advance. The Companies’ recognize revenue related to the hunting and fishing clubs over the one-year period that the dues cover.

Results of Operations

Operations for the three and nine months ended July 31, 2003 resulted in a net loss of ($0.77) and ($0.39) per combined share compared to a net income of $.01 and $.67 per combined share for the three and nine months ended July 31, 2002.

Combined revenue of $2,377,948 and $17,120,725 for the three and nine months ended July 31, 2003 represents a decrease of $112,779 and an increase of $942,836 as compared to the three and nine months ended July 31, 2002. Ski Operations remained unchanged at $0 for the three months ended July 31, 2003 and increased $254,908 for the nine months ended July 31, 2003.  Real Estate Management increased $97,024 and $46,442 for the three and nine months ended July 31, 2003 as compared to the three and nine months ended July 31, 2002.  Summer Recreation Operations decreased $125,992 and $256,874 for the three and nine months ended July 31, 2003 as compared to the three and nine months ended July 31, 2002.  Land resource management decreased $128,921 and increased $800,967 for the three and nine months ended July 31, 2003 as compared to the three and nine months ended July 31, 2002. Rental income increased $45,110 and $97,393 for the three and nine months ended July 31, 2003 as compared to the three and nine months ended July 31 2002.

Ski operations increase of $254,908 in revenue for the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002 was due to an increase in lift and season pass revenue (10%), rental shop revenue (40%), food revenue (14%), and retail revenue (36%).

Real Estate Management increase was due to an increase in the tower rental revenue.

Summer recreation operations decreased $256,874 for the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002. This decrease was the result of a decrease in Splatter revenue (22%), Traxx revenue (51%), Campground revenue (9%), and the Irish Festival (12%)   The decrease in Traxx revenue is a result of the discontinuation of snocross snow mobile rentals. The decrease in the Irish Festival was due to inclement weather.

Land resource management increased $800,967 for the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002. This is a new business segment that wasn’t operational until the second quarter of fiscal 2002. This segment relates to the sale and purchasing of land and harvesting timber.

Rental operations increased $97,393 for the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002. This increase is attributable to increased rental income from the Dreshertown Shopping Plaza.

Ski operating costs increased by $621,509 for the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002. This increase was mainly due to an increase in salaries and wages (28%), utilities (19%), insurance (19%) and depreciation (37%).

Real estate management operating expenses increased $134,627 for the nine months ended July 31, 2003 as compared to the nine months ended July, 31, 2002. The majority of this increase (71%) was attributable to professional fees related to land sales and development.

Summer recreation operating expenses decreased $71,009 for the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002. This decrease is mainly due to a reduction in salaries & wages.

Land resource management operating expenses increased $501,934 for the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002. This is a new business segment that wasn’t operational until the second quarter of fiscal 2002.

Rental operating expense increased $2,343,079 for the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002.  This increase was the result of a buyout of the management contract for the Dreshertown Plaza.  The buyout amounted to $1,900,000 and was financed through a short-term financing for the same amount included in the current installments of long-term debt in the July 31, 2003 combined condensed balance sheet.  This borrowing matures on October 31, 2003.

General and Administrative expenses increased $276,066 for the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002. This increase was due primarily to the recognition of compensation cost related to extending the term of certain stock options under the employee stock plans.

Interest expense increased $37,480 for the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002. This increase is attributable to an additional line of credit for land resource management purposes (16%), interest on the new D lift at Jack Frost Mountain loan (50%), interest on the capital leases for the groomers and compressors at both ski areas (30%) and interest on investment properties (6%). These increases were also offset by a paydown on existing debt and a reduction in the prime interest rate.

Financial Condition, Liquidity and Capital Resources

The deficit in working capital as of July 31, 2003, increased by $2,497,324 as compared to October 31, 2002.  The increase is primarily due to the cyclical nature of the Companies’ business and the current status of debt maturities.  The change in the balance of deferred operating costs from October 31, 2002 to July 31, 2003 was due primarily to revenue and expenses that are applicable to the ski facilities, which are deferred and recognized ratably during the months of December through March.

Management is currently reviewing several proposals for long-term refinancing of the Dreshertown Shopping Center mortgage note payable.  Management intends to borrow the maximum amount available based upon appraisal of property.  Proceeds will be used for payment of the $1.9 million short term note, the $4.4 million current outstanding note payable and the excess will be used for real estate development at the ski areas.  The $1.9 million short term note used for the buyout of the Dreshertown Management Company has a maturity date of October 31, 2003 and management intends to pay the note on or before this date.

The Companies have mortgaged seven investment properties totaling $849,600 with Manufacturers Traders Trust Company repayable over 5 years with interest of 3.439% fixed for one year after which it will be adjusted.  The funds will be utilized for real estate development and debt service will be funded by the rental income from the properties.

Management has obtained two new lines of credit with Manufacturers and Traders Trust Company totaling $3.1 million pursuant to the termination of its two lines of credit with PNC Bank, N.A.  The $2.1 million line is used for general operation and the $1 million line was secured for real estate transactions.  The terms are the same as previously with PNC Bank, N.A.

Moving Forward

During Fiscal 2003 the Companies will actively pursue land sales and purchases and will offer financing to attract new land sale customers. The Companies will continue to generate timbering revenues from selective harvesting of timber.

Management is organizing a subsidiary company – Boulder Creek Resort Company. This new company will be used as a marketing tool to consolidate and brand the Companies’ holdings as one resort destination and to facilitate the land sales division.

The Companies are planning further real estate development of single and multi – family dwellings at our ski resorts.  Management is in the initial stages of the developments and is preparing sub-division plans.  The initial capital for the real estate development will be derived from refinancing equity in the Dreshertown Shopping Center.

Management is currently considering entertaining potential buyers to purchase Dreshertown Plaza Shopping Center.  The mortgage note payable on the Dreshertown Plaza approximating $4,437,000 is classified as a current obligation with a maturity date of November 30, 2003.  An extension of three (3) months was granted by the bank.  If a bona fide offer to purchase the shopping center is not accepted prior to maturity, management intends to refinance the current mortgage note payable.

Management has established a $150,000 accrual specific to the remediation of an environmental issue discovered at Dreshertown Shopping Plaza.  The accrual is based on an estimate provided by environmental clean-up consultants and is recorded as a current accrued liability in the July 31, 2003 combined condensed balance sheet.  Remediation is expected to occur within the next fiscal year.

The Companies have negotiated a more favorable management agreement for the Dreshertown Shopping Center with KRC Property Management, a subsidiary of Kimco Realty Corporation, the Companies’ majority shareholder.  KRC will be paid a fixed monthly fee equal to 4.5% of rental income and also leasing commissions for new leases, lease expansions and renewals.  The property is currently 100% leased.

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

PART II - OTHER INFORMATION

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

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

  BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrant)

/S/_Eldon D. Dietterick_______________

Eldon D. Dietterick

Executive Vice President/Treasurer

/S/_Cynthia A. Barron_________________

Cynthia A. Barron

Chief Accounting Officer

Date:   August 26, 2003

CERTIFICATION*

I, Patrick M. Flynn, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Blue Ridge Real Estate Company and Big Boulder Corporation (together, the “registrants”);

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

Date:  August 26, 2003

/S/_Patrick M. Flynn______________

Patrick M. Flynn

Chief Executive Officer and President

_____________

*  Pursuant to the transition provisions of Release No. 34-46427 (Aug. 28, 2002), the portions of this certification required by paragraphs (b)(4), (5) and (6) of Exchange Act Rule 13a-14 are inapplicable to this quarterly report.  Accordingly, the portions have been omitted from this certification.

CERTIFICATION*

I, Eldon D. Dietterick, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Blue Ridge Real Estate Company and Big Boulder Corporation (together, the “registrants”);

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

Date:  August 26, 2003

/S/_Eldon D. Dietterick_______

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers, and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

August 26, 2003

/S/_Patrick M. Flynn__________

Patrick M. Flynn, President

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers, and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

August 26, 2003

/S/__Eldon D. Dietterick______

Eldon D. Dietterick

Executive Vice President and Treasurer