Form 10-K
period 2003-10-31
BLUE RIDGE REAL ESTATE CO
filed 2004-02-13
CIK 12779

                             UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-K

    (X) ANNUAL REPORTS* PURSUANT TO SECTION 13 OR 15 (d) OF THE

        SECURITIES ACT OF 1934 (FEE REQUIRED)

        For the fiscal year ended October 31, 2003

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

                     Yes  X  No___


   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2). Yes ___ No _X_

   The aggregate market value of common stock, without par value, stated value $.30 per combined share, held by non-affiliates at April 30, 2003 (the last business day of the registrants’ most recently completed second fiscal quarter), was $22,993,560.  The market value per share is based upon the per share cost of shares as indicated over the counter on April 30, 2003.  There is no established public trading market for the registrants' stock.

   Number of shares outstanding of each of the registrants’ classes of common stock.

            Class                  Outstanding February 11, 2004

Common Stock, without par value                 1,916,130 Shares

  stated value $.30 per combined share

                    DOCUMENTS INCORPORATED BY REFERENCE

   Specified portions of the registrants' 2003 Annual Report to Shareholders are incorporated by reference into Part II hereof.

   Specified portions of the registrants’ definitive Proxy Statement for the 2003 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

__________________

  *Under a Security Combination Agreement between Blue Ridge Real Estate Company  ("Blue Ridge") and Big Boulder Corporation  ("Big Boulder") (the "Companies") and under the By-Laws of the Companies, shares of the Companies are combined in unit certificates, each certificate representing the same number of shares of each of the Companies.  Shares of each Corporation may be transferred only together with an equal number of shares of the other Corporation.  For this reason, a combined Blue Ridge/Big Boulder Form 10-K is being filed. Except as otherwise indicated, all information applies to both Companies.


                              FORM 10-K

                                PART I

  ITEM 1.  BUSINESS

   BLUE RIDGE REAL ESTATE COMPANY

   Blue Ridge Real Estate Company ("Blue Ridge"), which was incorporated in Pennsylvania in 1911, is believed to be one of the largest owners of investment property in Northeastern Pennsylvania.  It owns 18,581 acres of land which are predominately located in the Pocono Mountains.  Of this acreage, 13,843 acres are held for investment and 4,738 are held for development.  Income is derived from these lands through leases, selective timbering by others, condemnation, sales, and other dispositions. Blue Ridge also owns the Jack Frost Mountain Ski Area, which is leased to Jack Frost Mountain Company, a 225-site campground, a retail store leased to Wal-Mart, a shopping center and 12 residential investment properties.  The ski area, campground, retail store and shopping center are more fully described under Item 2.

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

   Boulder Creek Resort Company, a wholly owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in May of 2003 and will commence operations on or about November 1, 2003.  This new subsidiary will be used as a marketing tool to consolidate and


brand the Companies’ holdings as one resort destination and to facilitate the land development, sales and excavation divisions.

   Blue Ridge employs 23 full-time employees. Jack Frost Mountain Company, which operates the Jack Frost Mountain Ski Area, has 37 full-time employees and during the skiing season there are approximately 500 additional employees.  Northeast Land Company has 11 full-time employees.

   BIG BOULDER CORPORATION

   Big Boulder Corporation ("Big Boulder") was incorporated in Pennsylvania in 1949. The major assets of the company are 932 acres of land, which includes a 175-acre lake, the Big Boulder Ski Area, and the Mountain’s Edge Restaurant. Of the 932 acres, 546 acres are held for investment and 386 acres are held for development. The principal source of revenue for Big Boulder is derived from the Big Boulder Ski Area which is leased to Lake Mountain Company.

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

     The quarterly results of operations for the Fiscal year 2003 and 2002, the seven months ended October 31, 2001 and Fiscal year 2001 reflect the cyclical nature of the Companies’ business since (a) the Companies’ two ski facilities operate principally during the months of December through March and (b) land dispositions occur sporadically and do not follow any pattern during the fiscal year.  Costs and expenses, net of revenues received in advance attributable to the ski facilities for the months of April through November, are deferred and


recognized as revenue and operating expenses, ratably, over the operating period.

  ITEM 2.  PROPERTIES

     A.   BLUE RIDGE REAL ESTATE COMPANY

     The physical properties of Blue Ridge consist of approximately 18,581 acres owned by Blue Ridge and Northeast Land Company, the Jack Frost Mountain Ski Area, the Fern Ridge Campground, the retail store leased to Wal-Mart, the Dreshertown Shopping Center, residential investment properties, a sewage treatment facility, corporate headquarters building, and other miscellaneous facilities.

         SKI FACILITIES

     The Jack Frost Mountain Ski Area, under lease to Jack Frost Mountain Company since June 1, 1981, is located near White Haven, Carbon County, Pennsylvania, and commenced operations in December 1972.  The Jack Frost Mountain Ski Area consists of twenty-one slopes and trails including a snowboard slope, snow tubing hill, four double chairlifts, two triple chairlifts, one quad chairlift, one dual double chairlift and various buildings including a Summit Lodge with food service, a cocktail lounge, a ski shop, and a ski rental shop.  The total lift capacity per hour is 13,200 skiers.  These lifts are in good condition and are operated as needed during the ski season.  These facilities are situated on approximately 473 acres owned by Blue Ridge and leased to Jack Frost Mountain Company.  The total capital investment in the ski area, at October 31, 2004, was $23,753,413, the major portion of which represents the cost of the slopes and trails, chairlifts, snowmaking equipment, water supply, roads and parking areas, and all buildings including the Summit Lodge.  The remainder is for furnishings and equipment for the Summit Lodge, trucks, maintenance equipment, and miscellaneous outside equipment. At October 31, 2003 the out-standing debt on the Jack Frost Mountain Ski Area was $1,113,053.

          REAL ESTATE MANAGEMENT OPERATIONS

   The retail store leased to Wal-Mart, located in Laurens, South Carolina, was acquired in September 1990 for cash consideration of $2,190,470 which was the total capital investment at October 31, 2003.  The building consists of 70,000 square feet, located on 10.217 acres of land and is leased to Wal-Mart on a triple net basis through January 31, 2039. At October 31, 2003 a mortgage totaling $1,148,278 was outstanding on this property.


   The Dreshertown Plaza Shopping Center, Dresher, Montgomery County, Pennsylvania, was acquired in July 1986 for consideration of $4,592,579.  The center consists of approximately 101,233 square feet located on approximately 15 acres of land. On October 31, 2003, the center was 97% occupied under leases expiring on various dates from November 30, 2003 to October 31, 2021.  The total capital investment in the shopping center is $5,508,149.  At October 31, 2003, a mortgage totaling $4,383,000 was out-standing on this property and was classified as a current obligation. In May 2003 a note totaling $1,900,000 was obtained for the buyout of Dreshertown Plaza Shopping Center’s management company and is classified as a current obligation.

   The Fern Ridge Campground is located at the intersection of Route 115 and Interstate 80 in Monroe County, Pennsylvania.  This campground is built on 85 acres and consists of 225 campsites, 75 with water and electric, 25 with rustic cabins and the remaining 125 are wilderness sites. Its operating period is from April 1 through September 30. At October 31, 2003, the Companies' investment in this facility was $890,876.

   Blue Ridge owns 18,478 acres of land which are predominately located in the Pocono Mountains.  The majority of this property is leased to various hunting clubs.  Blue Ridge also owns several cottages in the area that are leased to private individuals and two communications towers (a 196 foot and an 85 foot.) Blue Ridge owns 10 residential investment properties located in our various resort communities. The total investment in these facilities is $1,209,678 with outstanding debt of $965,187.

   Blue Ridge owns and leases to Jack Frost Mountain Company a sewage treatment facility to serve the resort housing at Jack Frost Mountain.  The total investment in this facility at October 31, 2003 was $1,242,089 with outstanding debt of $42,549.

   Blue Ridge also owns The Sports Complex at Jack Frost Mountain which consists of a swimming pool, fitness trail, tennis courts, motocross/B.M.X. and A.T.V. (All Terrain Vehicle) park and accompanying buildings.  The Stretch is an exclusive member-only fishing club.  The Corporate Office Building is located on Route 940 and Mosey Wood Road.

   Northeast Land Company owns 103 acres of land which are located in the Pocono Mountains and a 196 foot communication tower. Northeast Land Company owns 2 residential investment properties located in our various resort communities. The total investment in these facilities is $430,699 with outstanding debt of $320,361.


     For the Fiscal year ended October 31, 2003, revenues from operations of Blue Ridge and its subsidiaries amounted to $14,152,869.  Approximately 38% of this revenue or $5,403,126 was derived from the Jack Frost Mountain Ski Area which operated 98 days during the fiscal year.

     B. BIG BOULDER CORPORATION

     The physical properties owned by Big Boulder consist of approximately 932 acres, the Big Boulder Ski Area, a sewage treatment facility, two communications towers (a 200 foot and a 300 foot), and the Mountain’s Edge Restaurant.

        SKI FACILITIES

   The Big Boulder Ski Area's physical properties have been leased to Lake Mountain Company since June 1, 1983, and are located in Kidder Township, Carbon County, Pennsylvania.  Big Boulder Ski Area commenced operations in 1947. The Big Boulder Ski Area contains fourteen slopes and trails including a snowboard terrain park, snow tubing hill, five double chairlifts, two triple chairlifts, and various buildings including a base lodge, providing food service, a cocktail lounge, a ski shop and a ski rental service.  The total lift capacity per hour is 9,600 skiers.  These lifts are in good condition and are operated as needed during the ski season.  These facilities are situated on approximately 90 acres owned by Big Boulder.  The total capital investment in the ski area is $14,698,802.  At October 31, 2003, the outstanding debt on the Big Boulder Ski Area was $1,006,546.

       REAL ESTATE MANAGEMENT OPERATIONS

   A sewage treatment facility was constructed by Big Boulder Corporation to serve the resort housing within the Big Boulder tract.  The facility has the capacity of treating 225,000 gallons per day and is leased to Lake Mountain Company for operation.  The capital investment in the facility at October 31, 2003, was $1,526,887 with an outstanding debt of $111,782 at that date.

   Big Boulder Corporation constructed the Mountain's Edge Restaurant which consists of 8,800 square feet and is located on the east shore of Big Boulder Lake, Kidder Township, Carbon County, Pennsylvania.  The facility, leased to a private operator, commenced operations in May 1986. The restaurant has


 dining capacity for 100 patrons.  The capital investment in the facility at October 31, 2003 was $1,597,454.

   Big Boulder owns 932 acres of land which are located in the Pocono Mountains.  The Big Boulder Lake Club includes a 175-acre lake, swimming pool, tennis courts, boat docks and accompanying buildings.

   For the Fiscal year ended October 31, 2003, revenues from operations of Big Boulder amounted to $5,708,749.  Approximately 85% of this revenue or $4,866,858 was derived from the Big Boulder Ski Area which operated 86 days during the fiscal year.

  ITEM 3.   LEGAL PROCEEDINGS

     Not applicable.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

  ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANTS

                                               Age     Office Held Since

Patrick M. Flynn              27                2001

President

Eldon D. Dietterick           58                1995

Executive Vice-President/Treasurer

All officers of the Registrants serve for a one-year period or until their election at the first meeting of the Board of Directors after the Annual Meeting of Shareholders.

     Patrick M. Flynn was appointed President in October 2001.  He is the Director of Real Estate at Kimco Realty Corporation since May 2001.  He was a consultant at MIT Consulting from June 1995 to May 2001.

     Eldon D. Dietterick was appointed Executive Vice-President/Treasurer in October, 2001. He has been employed by the Registrants on a full-time basis since January 1985; he was appointed Secretary/Treasurer in October 1998.

  ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Information required with respect to Registrants' common stock and related shareholder matters is incorporated herein by reference to the caption entitled "Price Range of Common Shares and Dividend Information" on Page 21 of the Fiscal 2003 Annual Report to Shareholders.


  ITEM 6. SELECTED FINANCIAL DATA

   Information required with respect to the specified financial data is incorporated herein by reference to Page 22 of the Fiscal 2003 Annual Report to Shareholders.

  ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

           CONDITION AND RESULTS OF OPERATIONS

   Information required with respect to Registrants' financial condition, changes in financial condition and results of operations is incorporated herein by reference to Pages 22 to 30 of the Fiscal 2003 Annual Report to Shareholders.

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

           RISK

     The Companies’ exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At October 31, 2003, the Companies had $8,945,977 of variable rate indebtedness, representing 74.3% of the Companies’ total debt outstanding, at an average rate during fiscal 2003 of 3.81%.  The Companies’ average interest rate is based on its various credit facilities and the Companies’ market risk exposure fluctuates based on changes in underlying interest rates.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The required financial statements are incorporated herein by reference to Pages 2 through 22 of the Fiscal 2003 Annual Report to Shareholders.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

          ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

  ITEM 9A. CONTROLS AND PROCEDURES

   (a) Evaluation of Disclosure Controls and Procedures.

   The Companies’ management, with the participation of their President and Executive Vice President/Treasurer, evaluated the effectiveness of the Companies’ disclosure controls and procedures and the Companies’ internal control over financial reporting as of the end of the period covered by this report. Based on that evaluation, the President and Executive Vice President/Treasurer concluded that the Companies’ disclosure


controls and procedures and the Companies’ internal control over financial reporting as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Companies believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

   (b) Change in Internal Control over Financial Reporting

   There have been no changes in the Companies’ internal control over financial reporting during the Companies’ most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Companies’ internal control over financial reporting.

  PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

   The information concerning Directors required by Item 10 of Form 10-K is set forth under the caption "Election of Directors" in the Registrants’ definitive Proxy Statement for the 2003 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

   The information concerning Executive Officers required by Item 10 of Form 10-K is set forth in Item 4A of this report.

           CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANTS

                                                Employed in Present

                                               Age   Position Since

     Richard T. Frey, Vice-President            53            2001

     Carl V. Kerstetter, Director of Marketing  53            1991

     Cynthia A. Barron, Controller              40            1996

     Richard T. Frey, Carl V. Kerstetter and Cynthia A. Barron have been employed by the Registrants on a full-time basis for more than five years.


  ITEM 11. EXECUTIVE COMPENSATION

   The information concerning Executive Compensation required by Item 11 of Form 10-K is set forth under the caption "Remuneration of Executive Officers and Directors" in the registrant’s definitive Proxy Statement for the 2003 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

          MANAGEMENT

   The information required by Item 12 of Form 10-K is set forth under the caption "Holdings of Common Stock” in the Registrants’ definitive Proxy Statement for the Fiscal year ended October 31, 2003 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal period covered by this report and is incorporated herein by reference.

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Kimco Realty Corporation is the controlling shareholder and is presently providing consulting services to the Companies. The services are focused on land development, acquisitions and disposals, as well as timbering.  The consulting fees are accrued monthly and are capitalized as part of land development. For the fiscal year ended October 31, 2003 the amount was $125,000. As of June 2003, Kimco Realty Corporation is the management company for the Dreshertown Plaza shopping center. Kimco Realty Corporation received $28,662 for management fees incurred for the period June 2003 through October 2003.

   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

   The information required by Item 14 of Form 10-K is set forth under the caption "Audit Fees” in the Registrants’ definitive Proxy Statement for the Fiscal year ended October 31, 2003 Annual Meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal period covered by this report and is incorporated herein by reference.

   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         AND REPORTS ON FORM 8-K

   A. (1) Financial statements included in Registrants’ Fiscal 2003 Annual Report to Shareholders on Pages 2 through 21 are incorporated by reference.  The Report of Independent Auditors for the combined financial statements appears on Page 20 of this Form 10-K.


   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         AND REPORTS ON FORM 8-K (continued)

     A. (2) Financial Statement Schedules

The following is a list of financial statement schedules filed as part of this Annual Report on Form 10-K.  The report of Independent Auditors for the financial statement schedule appears on Page 19 of this Form 10-K.  All other schedules omitted herein are so omitted because either (1) they are not applicable, (2) the required information is shown in the financial statements, or (3) conditions are present which permit their omission, as set forth in the instructions pertaining to the content of financial statements:

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

                                                  Legend for

                                                  Documents

                                                  Incorporated

                                                  By Reference

Articles of Incorporation and By-Laws

     3( i).1  Articles of Incorporation                     (1)

     3( i).4  Articles of Amendment                         (2)

     3(ii).1  By-Laws of Blue Ridge Real Estate Company

                as amended through July 25, 1990            (8)

     3(ii).2  By-Laws of Big Boulder Corporation

                as amended through July 25, 1990            (8)

Instruments Defining the Rights of Security

     Holders including Indentures

     4.1   Specimen Certificate for Shares of Common Stock (1)

     4.2   Security Combination Agreement                  (1)

     4.3   Revised Specimen Unit Certificates

              for shares of common stock                   (7)


                                                  Legend for

                                                  Documents

                                                  Incorporated

                                                  By Reference

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

    10.1.16   First Mortgage, Wachovia Bank,

               Dreshertown Plaza Shopping Center,

               Montgomery County

    10.1.5    Mortgage Relating to New Lift – Jack Frost

           Ski Area, Manufacturer and Traders Trust

           Company                                     (11)

    10.1.17   Mortgage, Manufacturer and Traders Trust

               Company, 28 Blue Heron Village, Lake Harmony

               Carbon County

    10.1.18   Mortgage, Manufacturer and Traders Trust

               Company, 177 Midlake Condominiums,

               Lake Harmony Carbon County

    10.1.19   Mortgage, Manufacturer and Traders Trust

               Company, 187 Midlake Condominiums,

               Lake Harmony Carbon County

    10.1.20   Mortgage, Manufacturer and Traders Trust

               Company, 222 Midlake Condominiums,

               Lake Harmony Carbon County

    10.1.21   Mortgage, Manufacturer and Traders Trust

               Company, 240 Midlake Condominiums,

               Lake Harmony Carbon County

    10.1.22   Mortgage, Manufacturer and Traders Trust

               Company, 366 Laurelwoods, Lake Harmony

               Carbon County

    10.1.23   Mortgage, Manufacturer and Traders Trust

               Company, 373 Laurelwoods, Lake Harmony

               Carbon County

    10.1.24   Mortgage, Manufacturer and Traders Trust

               Company, 374 Laurelwoods, Lake Harmony

               Carbon County

    10.1.25   Mortgage, Manufacturer and Traders Trust

               Company, 104 Snow Ridge Village, White Haven

               Carbon County


                                                  Legend for

                                                  Documents

                                                  Incorporated

                                                  By Reference

    Financial Agreements (continued)

    10.1.26   Mortgage, Manufacturer and Traders Trust

               Company, 106 Snow Ridge Village, White Haven

               Carbon County

    10.1.27   Mortgage, Manufacturer and Traders Trust

               Company, 128 Snow Ridge Village, White Haven

               Carbon County

    10.1.28   Mortgage, Manufacturer and Traders Trust

               Company, 251 Snow Ridge Village, White Haven

               Carbon County

    10.1.29   Term Note, Manufacturer and Traders Trust

               Company, relating to the buyout of the

               previous management firm’s participation

               in the Dreshertown Shopping Center

   Acquisition of Properties

    10.2.1    Acquisition of Dreshertown Plaza

               Shopping Center                            (6)

    10.2.2    Acquisition of Building leased to

               Wal-Mart                                   (8)

   Lease

    10.3.1    Building leased to Wal-Mart                (10)

   Agreement with Executive Officers and Director

    10.4.1    Stock Option - Michael J. Flynn             (9)

              Stock Option Agreement - Michael J. Flynn

    10.4.2    Stock Option – Patrick M. Flynn            (11)

              Stock Option Agreement – Patrick M. Flynn

    10.4.3    Stock Option – Eldon D. Dietterick         (11)

              Stock Option Agreement – Eldon D. Dietterick

    10.4.4    Stock Option – Richard T. Frey             (11)

              Stock Option Agreement – Richard T. Frey

    10.4.5    Stock Option – Mark Daubert                (11)

              Stock Option Agreement – Mark Daubert

    10.4.6    Stock Option – Patrick M. Flynn

              Stock Option Agreement dated

              December 2, 2002– Patrick M. Flynn


                                                  Legend for

                                                  Documents

                                                  Incorporated

                                                  By Reference

    10.4.7    Stock Option – Eldon D. Dietterick

              Stock Option Agreement dated

              December 2, 2002 – Eldon D. Dietterick

    10.4.8    Stock Option – Richard T. Frey

              Stock Option Agreement dated

              December 2, 2002 – Richard T. Frey

    10.4.9    Stock Option – Mark Daubert

              Stock Option Agreement dated

              December 2, 2002 – Mark Daubert

    10.4.10   Stock Option – Cynthia A. Barron

              Stock Option Agreement dated

              December 2, 2002 – Cynthia A. Barron

    10.4.11   Stock Option – Carl V. Kerstetter

              Stock Option Agreement dated

              December 2, 2002 – Carl V. Kerstetter

   Reports

    13.1      The Registrants’ Fiscal 2003 Annual Report to

              Shareholders, to the extent referred to in the

              responses to the Items of this Annual Report.

   Subsidiaries of the Registrants

    21.1     List of the Subsidiaries of the Registrants (6)

   Certifications

    31.1     Certification of principal executive officer of

             the Companies, as required pursuant to Section 302

             of the Sarbanes-Oxley Act of 2002.

    31.2     Certification of principal financial officer of

             the Companies, as required pursuant to Section 302

             of the Sarbanes-Oxley Act of 2002.

    32.1     Certification of principal executive officer of

             the Companies, as required pursuant to Section 906

             of the Sarbanes-Oxley Act of 2002. (12)

    32.2     Certification of principal financial officer of

             the Companies, as required pursuant to Section 906

             of the Sarbanes-Oxley Act of 2002. (12)


   Reference Numbers

    (1) Filed September 23, 1966 as an Exhibit to Form 10-K

        and incorporated herein by reference

    (2) Filed August 22, 1973 as an Exhibit to Form 10-K

        and incorporated herein by reference

    (3) Filed August 27, 1975 as an Exhibit to Form 10-K

        and incorporated herein by reference

    (4) Filed February 7, 1975 as an Exhibit to Form 8-K

        and incorporated herein by reference

    (5) Northeast Land Company - Incorporated in the

          Commonwealth of Pennsylvania

        Jack Frost Mountain Company - Incorporated in the

          Commonwealth of Pennsylvania

        Lake Mountain Company - Incorporated in the

          Commonwealth of Pennsylvania

        Big Boulder Lodge, Inc. - Incorporated in the

          Commonwealth of Pennsylvania

        Boulder Creek Resort Company - Incorporated in the

          Commonwealth of Pennsylvania

        BRRE Holdings, Inc. - Incorporated in the

          State of Delaware

        BBC Holdings, Inc. - Incorporated in the

          State of Delaware

    (6) Filed August 28, 1987 as an Exhibit to Form10-K

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

   (10) Filed August 29, 1995 as an Exhibit to Form 10-K

          and incorporated herein by reference.


   (11) Filed January 29, 2003 as an Exhibit to Form 10-K

          and incorporated herein by reference.

   (12) Not be deemed “filed” for purposes of Section 18

          of the Securities Exchange Act of 1934, as amended,

          or otherwise subject to the liability of that section.

          Further, this exhibit shall not be deemed to be

          incorporated by reference in any document filed under

          the Securities Act of 1933, as amended, or the

          Securities Exchange Act of 1934, as amended.

Copies of Exhibits are available to Shareholders by contacting Christine A. Liebold, Secretary, Blakeslee, PA 18610. A charge of $.25 per page to cover the Registrants' expenses will be made.

   Reports on Form 8-K

        None


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE REAL ESTATE COMPANY    BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION           BIG BOULDER CORPORATION

By:/S/ PATRICK M. FLYNN     By: /S/ ELDON D. DIETTERICK

   Patrick M. Flynn               Eldon D. Dietterick

   President                      Exec. Vice-President/Treasurer

   Dated:   2-09-04               Dated:   2-09-04

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

       Signature           Title                         Date

/S/ MICHAEL J. FLYNN                                    2-09-04

 Michael J. Flynn          Chairman of the Board

/s/ PATRICK M. FLYNN                                    2-09-04

 Patrick M. Flynn          President

/s/ ELDON D. DIETTERICK                                 2-09-04

 Eldon D. Dietterick       Executive Vice-President &

                           Treasurer

/S/ MILTON COOPER                                       2-09-04

 Milton Cooper             Director

/S/ WOLFGANG TRABER                                     2-09-04

Wolfgang Traber           Director


INDEPENDENT AUDITORS' REPORT ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of

Blue Ridge Real Estate Company and

Big Boulder Corporation:

     We have audited the combined financial statements of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the “Companies”) as of October 31, 2003 and 2002, and for the years ended October 31, 2003 and 2002, the seven months ended October 31, 2001 and the year ended March 31, 2001, and have issued our report thereon dated January 27, 2004; such financial statements and report are included in your October 31, 2003 Annual Report to Shareholders and are incorporated herein by reference.  Our audits also included the combined financial statement schedules of the Companies listed in Item 14.  These financial statement schedules are the responsibility of the Companies’ management.  Our responsibility is to express an opinion based on our audit.  In our opinion, such combined financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/

Parente Randolph, P.C.

Wilkes-Barre, Pennsylvania

January 9, 2004, except for

Note 4 and Note 5 paragraph (b),

As to which the date is January 27, 2004


INDEPENDENT AUDITORS' REPORT

To the Shareholders of

Blue Ridge Real Estate Company and

Big Boulder Corporation:

We have audited the accompanying combined balance sheets of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the “Companies”) as of October 31, 2003 and 2002, and the related combined statements of operations and earnings retained in the business and cash flows for the years ended October 31, 2003 and 2002, the seven months ended October 31, 2001 and the year ended March 31, 2001.  These financial statements are the responsibility of the Companies’ management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended October 31, 2003 and 2002, the seven months ended October 31, 2001 and the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/S/

Parente Randolph, P.C.

Wilkes-Barre, Pennsylvania

January 9, 2004, except for

Note 4 and Note 5 paragraph (b),

As to which the date is January 27, 2004


                         Combined Schedule III

           REAL ESTATE AND ACCUMULATED DEPRECIATION OCTOBER 31, 2003

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

                                            Buildings &

Description         Encumbrances    Land    Improvements  Improvements

Land located in N.E. Pa

including various

improvements                     1,867,766      49,915       5,575,561

Corporate Building                             282,918         187,989

Building Leased

to Others

Eastern Pa

Exchanged Asset –

Shopping Center      5,700,000     780,700   4,554,235         173,214

Other                        0           0           0       3,249,682

Laurens, SC          1,600,000     276,000   1,914,470               0

Total                7,300,000   2,924,466   6,801,538       9,186,446

                        Column E                              Column F

                     Gross Amount at which carried

                       at close of Period (1) (2)

                                Building                   Accumulated

                        Land    Improvements   Total      Depreciation

Land located in NE PA

including various

improvements         2,038,575   5,574,586   7,613,161       3,371,962

Corporate Building                 470,907     470,907         309,076

Building Leased

to Others

Eastern Pa

Exchanged Asset -

Shopping Center        780,700   4,727,449   5,508,149       3,106,253

Other                        0   3,605,356   3,605,356       1,399,995

Laurens, SC            276,000   1,914,470   2,190,470         824,284

Total                3,095,275  16,292,768  19,399,043       9,011,570


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

Buildings leased to others

Eastern PA Exchanged Asset

Shopping Center            N/A          Various       5 to 30 Yrs

Other                      N/A          Various       5 to 30 Yrs

Laurens, SC                N/A          Various       5 to 30 Yrs

(1) Activity for the fiscal years ended October 31, 2003, October 31, 2002, October 31, 2001 and March 31, 2001 is as follows:

                              10/31/03     10/31/02     10/31/01      3/31/01

Balance at beginning

    of year                 17,975,418   17,890,456   17,961,131   17,012,095

Additions during year:                       29,320

Improvements                 1,693,507       56,795       90,637      426,502

(reclassify)                         0            0     (161,312)     523,738

                            19,668,925   17,976,571   17,890,456   17,962,335

Deductions during year:

Cost of Real Estate Sold       280,882        1,153            0        1,204

Balance at end

    of year                 19,388,043   17,975,418   17,890,456   17,961,131

(2) The aggregate cost for Federal Income Tax purposes at October 31, 2003 is $17,139,202.

(3) Activity for the fiscal years ended October 31, 2003, October 31, 2002, October 31, 2002 and March 31, 2001 is as follows:

                              10/31/03     10/31/02    10/31/01      3/31/01

Balance at beginning

    of year                  8,640,154    8,191,729   7,922,283    7,472,074

   Reductions during year:

   (Reclassification)                0      (13,651)          0            0

   Current year

     depreciation              504,807      462,077     269,446      450,209

   Less retirements           (133,391)           0           0            0

Balance at end of year       9,011,570    8,640,154   8,191,729    7,922,283


jack frost & big boulder
a Boulder Creek Resort

BLUE RIDGE REAL ESTATE COMPANY
BIG BOULDER CORPORATION

Annual Report
2003

Table of Contents

Letter to Shareholders

1

Combined Balance Sheets

2

Combined Statements of Operations and Earnings

   Retained in the Business

3

Combined Statements of Cash Flows

4

Notes to Combined Financial Statements

5

Independent Auditors’ Report

Price Range of Common Shares and Dividend Information

Combined Summary of Selected Financial Data

Management’s Discussion and Analysis of Financial

   Condition and Results of Operations

Directors and Officers

31

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

To Our Shareholders:

For the fiscal year ended October 31, 2003 the Companies report a net loss of ($879,137) or ($.45) per combined share compared to a net income of $686,758 or $.36 per combined share for the fiscal year ending October 31, 2002.

A few factors contributed to the net loss situation.  The principal one being a business decision to buyout the previous management firm’s participation in the Dreshertown Shopping Center for $1,972,090.  This amount was expensed on the company’s books.  This purchase significantly reduced management fees, and the future sharing of profits on the sale of the shopping center.

Ski revenues for 2002-2003 fell short of our intended goal.  Snow accumulations during Christmas and Presidents’ week closed major highways and severely limited travel to our resorts.  The resulting loss of anticipated revenue made it necessary for the company to reduce labor costs and consolidate operations wherever possible.  Expenses for supplies, services and utilities were scrutinized and changes implemented.

We looked to our land resource management group to increase cash flow with timber contracts and the sale of real estate outside of our core area.    Substantial equity exists in the companies landholdings.  Funds from land sales are reinvested by using the 1031 tax deferred exchange program for the acquisition of replacement, income-producing, properties.

A new marketing subsidiary, Boulder Creek Resort Company, was established this year for the purpose of promoting our new development ventures.  The current real estate market in the Pocono Mountains is experiencing an upswing.  The company will move forward with development of land within our core area.  Major developers have been identified as potential users for new developments.  Construction capability has been put in place to self-perform some building projects where we have already in-place the necessary infrastructure.  Market studies indicate that our primary focus should be on single and multi-family dwellings in proximity to our ski resorts.  We are making significant strides with local municipalities for residential development approvals and anticipate construction will begin this year.  Permits for a golf course at Jack Frost Mountain are in place and we are reviewing the golf course design with developers and investors who have expressed interest in moving this project forward.

Capital projects were funded this fiscal year at our ski areas.  At Jack Frost Mountain we increased our snowmaking capabilities and improved skier/boarder access to the East Mountain slopes.  At Big Boulder Ski Area, we relocated the half-pipe for better viewing of snowboarding events by spectators.  We also invested in renovations and improvements to both ski lodges, purchased new rental equipment, increased our security and fire protection to all buildings, and installed and upgraded the hardware and software of our computerized information systems.

I would like to thank our employees for their hard work and dedication to the companies.  Collectively, they contribute a great deal and we do look forward to our future success unlocking the values in our major land holdings for our shareholders.

Patrick M. Flynn

President

Blakeslee, Pennsylvania

January 9, 2004


BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

AND

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED BALANCE SHEETS
October 31, 2003 and 2002
ASSETS	10/31/03	10/31/02
Current Assets:
Cash and cash equivalents (all funds are interest bearing)	$178,315	$261,311
Accounts receivable and notes receivable	705,408	388,292
Inventories	295,828	247,460
Prepaid expenses and other current assets	822,537	918,210
Deferred operating costs	2,509,778	2,275,784
Total current assets	4,511,866	4,091,057
Cash held in escrow	309,308	107,909
Notes receivable noncurrent	353,238	0
Properties:
Land held for investment, principally unimproved (14,389 and
19,714, respectively, acres per land ledger)	1,791,594	1,867,352
Land and land development costs(5,124 acres per land ledger)	918,860	0
Land improvements, buildings and equipment	53,309,527	56,190,649
	56,019,981	58,058,001
Less accumulated depreciation and amortization	35,944,275	37,611,139
	20,075,706	20,446,862
Assets held for sale	2,710,292	0
	$27,960,410	$24,645,828

LIABILITIES AND SHAREHOLDERS' EQUITY	10/31/03	10/31/02
Current Liabilities:
Notes payable - line of credit	$1,188,000	$600,000
Current installments of long-term debt and capital lease obligations	7,101,661	5,266,548
Accounts and other payables	979,509	913,825
Accrued claims	250,942	208,642
Deferred revenue	737,533	698,242
Accrued pension expense	733,710	890,493
Accrued liabilities	824,998	631,913
Deferred income taxes	832,000	796,000
Total current liabilities	12,648,353	10,005,663
Long-term debt and capital lease obligations, less current installments	3,889,095	2,783,257
Deferred income non-current	515,631	515,631
Other non-current liabilities	12,572	28,756
Deferred income taxes	1,371,000	1,110,000
Commitments and contingencies
Combined shareholders' equity:
Capital stock, without par value, stated value $.30 per
combined share, Blue Ridge and Big Boulder each
authorized 3,000,000 shares, each issued 2,198,148 shares	659,444	659,444
Capital in excess of stated value	1,461,748	1,461,748
Compensation recognized under employee stock plans	200,900	0
Earnings retained in the business	9,287,074	10,166,211
	11,609,166	12,287,403

Less cost of 282,018 and 281,968 shares of capital stock in treasury as of October 31, 2003 and 2002, respectively.	2,085,407	2,084,882
	9,523,759	10,202,521
	27,960,410	24,645,828

The accompanying notes are an integral part of the combined financial statements.


BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

AND

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

AND EARNINGS RETAINED IN THE BUSINESS

for the years ended October 31, 2003 and 2002, the seven months ended October 31, 2001 and the year ended March 31, 2001

	10/31/03	10/31/02	10/31/01	03/31/01
Revenues:
Ski operations	$10,269,984	$10,015,075	$0	$11,267,371
Real estate management	3,129,394	3,029,396	1,562,649	3,109,799
Summer recreation operations	1,876,724	2,439,963	2,099,387	2,651,591
Land resource management	2,620,907	1,280,021	0	0
Rental income	1,964,609	1,871,456	1,100,031	1,867,690
	19,861,618	18,635,911	4,762,067	18,896,451
Costs and expenses:
Ski operations	10,669,427	10,108,567	1,100,477	11,246,003
Real estate management	2,750,152	2,585,552	1,419,318	2,676,191
Summer recreation operations	1,738,786	2,250,002	1,935,710	2,292,473
Land resource management	585,137	523,542	0	0
Rental income	3,256,216	968,084	576,287	950,258
General and administration	1,055,746	703,976	650,425	1,768,375
	20,055,464	17,139,723	5,682,217	18,933,300
(Loss) income from operations	(193,846)	1,496,188	(920,150)	(36,849)

Other income (expense):
Interest and other income	22,475	18,066	55,642	866,127
Interest expense	(424,766)	(374,905)	(296,041)	(736,865)
	(402,291)	(356,839)	(240,399)	129,262

(Loss) income before income taxes	(596,137)	1,139,349	(1,160,549)	92,413

Provision (credit) for income taxes:
Current	(14,000)	14,000	(46,453)	259,417
Deferred	297,000	438,591	(309,674)	(419,536)
	283,000	452,591	(356,127)	(160,119)

Net (loss) income	(879,137)	686,758	(804,422)	252,532

Earnings retained in business:
Beginning of year	10,166,211	9,479,453	10,283,875	10,031,343
End of year	$9,287,074	$10,166,211	$9,479,453	$10,283,875

Basic and diluted (loss) earnings per
weighted average combined share	($0.45)	$0.36	($0.42)	$0.13

The accompanying notes are an integral part of the combined financial statements.


BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

AND

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

for the years ended October 31, 2003 and 2002, the seven months ended October 31, 2001 and the year ended March 31, 2001

	10/31/03	10/31/02	10/31/01	03/31/01
Cash Flows From (Used In) Operating Activities:
Net (loss) income	($879,137)	$686,758	($804,422)	$252,532
Adjustments to reconcile net (loss) income to net
cash provided by(used in) operating activities:
Depreciation and amortization	2,050,863	1,897,753	352,468	1,969,154
Deferred income taxes	297,000	438,591	(309,674)	(372,862)
Loss (gain) on sale of assets	24,384	5,490	2,438	(528,242)
Compensation cost under employee stock plans	200,900	0	0	0
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(317,116)	(11,454)	52,815	19,185
Prepaid expenses & other current assets	47,305	(203,517)	(417,229)	288,575
Deferred operating costs	(73,730)	(170,745)	(1,310,033)	0
Notes receivable, non-current	(353,238)	0	0	0
Accounts payable and accrued liabilities	128,102	213,799	(89,664)	866,096
Accrued income taxes	0	0	(67,387)	(225,726)
Deferred revenue	39,291	59,367	322,122	171,584
Net cash provided by (used in) operating activities	1,164,624	2,916,042	(2,268,566)	2,440,296
Cash Flows Used In Investing Activities:
Deferred income	0	0	0	13,198
Proceeds from disposition of assets	17,504	18,344	20,757	529,446
Additions to properties	(3,580,373)	(3,149,214)	(365,050)	(1,874,588)
Cash held in escrow	(201,399)	(107,909)	0	0
Net cash used in investing activities	(3,764,268)	(3,238,779)	(344,293)	(1,331,944)
Cash Flows From (Used In) Financing Activities:
Borrowings under short-term financing	5,592,000	1,700,000	648,195	2,050,000
Payment of short-term financing	(5,004,000)	(1,748,195)	0	(2,050,000)
Proceeds from long-term financing	3,218,400	1,100,000	0	0
Payment of long-term debt and capital lease obligations	(1,289,227)	(720,435)	(364,401)	(784,153)
Purchase of treasury stock	(525)	(10,500)	(36,596)	(248,870)
Net cash from (used in) financing activities	2,516,648	320,870	247,198	(1,033,023)
Net (decrease) increase in cash & cash equivalents	(82,996)	(1,867)	(2,365,661)	75,329
Cash & cash equivalents, beginning of year	261,311	263,178	2,628,839	2,553,510
Cash & cash equivalents, end of year	$178,315	$261,311	$263,178	$2,628,839

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$421,105	$376,431	$302,209	$736,054
Income taxes	$9,947	$116,233	$136,311	$427,516

Supplemental disclosure of non cash investing and
financing activities:
Additions to property acquired through capital
lease obligations	$1,011,778	$0	$0	$0

The accompanying notes are an integral part of the combined financial statements


NOTES TO COMBINED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Combination:

       The combined financial statements include the accounts of Blue Ridge Real Estate Company (Blue Ridge) and its wholly-owned subsidiaries, Northeast Land Company, Jack Frost Mountain Company, Boulder Creek Resort Company and BRRE Holdings, Inc.; and Big Boulder Corporation (Big Boulder) and its wholly-owned subsidiaries, Lake Mountain Company and BBC Holdings, Inc. Under a Security Combination Agreement between Blue Ridge and Big Boulder and under the by-laws of both Companies, shares of the Companies  are combined in unit certificates, each certificate representing concurrent ownership of the same number of shares of each company; shares of each company may be transferred only together with an equal number of shares of the other company. All significant intercompany accounts and transactions are eliminated.

Revenue Recognition:

   Revenues are derived from a wide variety of sources, including sales of lift tickets, ski school tuition, dining, retail stores, equipment rental, property management services, timbering and other recreational activities. Revenues are recognized as services are performed or products are delivered. Timbering revenues from stumpage contracts are recognized in accordance with Staff Accounting Bulletin No. 104 - Revenue Recognition, ("SAB 101").  At the time a stumpage contract is signed, the risk of ownership has been passed to the buyer at a fixed, determinable cost.  Reasonable assurance of collectibility has been determined by the date of signing, and the few obligations of the Companies' have already been met.  Therefore, full accrual recognition at the time of contract execution is appropriate under SAB 101 guidance.

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

Land and Land Development Costs:

    The Companies' capitalize as land and land development costs, the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use.  The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method.  Selling expenses are charged against income in the period incurred.

Properties and Depreciation:

   Properties are stated at cost. Depreciation and amortization is provided principally using the straight-line method over the following years:

Land improvements

 10-30

Buildings

   3-30

Equipment and furnishings

   3-20

Ski facilities:

               Land improvements

 10-30

               Buildings

   5-30

               Machinery and equipment

   5-20


  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Properties and Depreciation: (continued)

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

   Impairment losses are recognized in operating income as they are determined.  The Companies review their long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  In that event, the Companies calculate the expected future net cash flows to be generated by the asset.  If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income.  The impairment loss is the difference between the carrying value and the fair value of the asset.  No such losses were recognized as of October 31, 2003.

Deferred Operating Costs:

   Deferred operating costs are capitalized from April through November for costs directly related to the winter ski season.  These costs are deferred in order to match operating expenses of the ski season with revenues generated from ski activities.  Deferred operating costs are then recognized ratably over the months of December through March, the ski season period.  Significant expenditures capitalized as deferred operating costs at October 31, 2003 include depreciation, advertising, insurance, real estate taxes and other costs.

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

Advertising Costs:

   Advertising costs directly related to ski operations are capitalized as deferred operating costs for the fiscal year ended October 31, 2003.  All other advertising costs are expensed when incurred.  Advertising expense for Fiscal 2003,  2002,  the seven months ended October 31, 2001 and Fiscal 2001 were $1,385,482, $1,463,455, $216,559 and $1,538,647, respectively.

Use of Estimates and Assumptions:

  The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at


  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Use of Estimates and Assumptions: (continued)

the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results.  Estimates are used in accounting for, among other things, inventory obsolescence, accounts and notes receivables, deferred operating costs, legal liability, insurance liability, depreciation, employee benefits, taxes, and contingencies.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Combined Financial Statements in the period they are determined to be necessary.

     Management believes that its accounting policies regarding revenue recognition, deferred operating costs, long lived assets, deferred revenues, income taxes and other reserves, among others, affect its more significant judgments and estimates used in the preparation of its Combined Financial Statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Management believes there have been no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2002.

Statement of Cash Flows:

   For purposes of reporting cash flows, the Companies consider cash equivalents to be all highly liquid investments with maturities of three months or less when acquired.

Concentration of Credit Risk:

   Financial instruments which potentially subject the Companies to concentration of credit risk consist principally of temporary cash investments. The Companies’ temporary cash investments are held by financial institutions. The Companies have not experienced any losses related to these investments.

Earnings (Loss) Per Share:

   Basic earnings (loss) per share is calculated based on the weighted-average number of shares outstanding.  Diluted earnings (loss) per share includes the dilutive effect of stock options.

Business Segments:

   The Companies and the subsidiaries, under SFAS No. 131 operate in four business segments - Ski Operations, Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management.  The Companies' two ski facilities operate principally during the months of December through March.  Costs and expenses net of revenues received in advance, directly related to the Ski Operations that are incurred during the months of April through November are capitalized as deferred operating costs and recognized as revenue and operating expenses, ratably, over the ski operating season.  Revenues and operating expenses of the Real Estate Management / Rental Operations, Summer Recreation Operations and Land Resource Management are as disclosed on the statement of operations.

Stock Compensation:

 During Fiscal 1998, the Companies adopted an employee stock option plan. The Companies apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options as permitted by SFAS No. 123, "Accounting for Stock Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB No. 25, because the exercise price of the employee stock options equals the estimated fair market value of the Companies' underlying stock on the date of the grant, no compensation expense is recognized. However, during Fiscal 2003, the original term of 35,000 options granted at an original exercise price of $6.75 were extended to July 1, 2008. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), the extension of the life of the award requires a new measurement of compensation as if the award was newly granted. Because the exercise price was less than the current fair market value at the new date of grant, compensation cost of $122,900, net of tax has been recognized in the combined statement of operations.

   Had compensation cost for the Companies' employee stock option plan been determined consistent with SFAS No. 123 and SFAS No. 148, the Companies' net income and earnings per share would have been reduced to the pro forma amounts indicated below:


  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Stock Compensation: (continued)

	10/31/03	10/31/02
Net (loss) income, as reported	$ (879,137)	$ 686,758
Add: Stock-based employee
compensation expense included in
reported net (loss) income, net of
related tax effects	122,900	-
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of tax effects	(346,368)	(82,276)
Pro forma net (loss) income	$ (1,102,605)	$ 604,482

Basic (loss) earnings per share:
As reported	$ (0.45)	$ 0.36
Pro forma	$ (0.57)	$ 0.32

Diluted (loss) earnings per share:
As reported	$ (0.45)	$ 0.36
Pro forma	$ (0.57)	$ 0.31

Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Companies' calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: 4.4 and 5.6 years expected life; stock volatility of 5.9% and 4.1%; a risk-free interest rate of 3.0% and 2.5%; and no dividends during the expected term. At October 31, 2001 and March 31, 2001, no options were granted, therefore, there is no difference between reported net income and pro forma net income.

New Accounting Pronouncements:

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Companies adopted the provisions of FIN 45 as of January 1, 2003, which did not have a significant impact on the Companies’ financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity; and requires that financial instruments within its scope, many of which currently are classified as equity, be classified as liabilities (or in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. The FASB issued FASB Staff Position (“FSP”) 150-3 on November 7, 2003 to defer the effective date for applying the provisions of SFAS No. 150 for certain mandatorily redeemable noncontrolling interest. The Companies do not expect the implementation of SFAS No. 150 will have a significant impact on its financial position or results of operations.


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

3. CONDENSED FINANCIAL INFORMATION:

   Condensed financial information of the constituent Companies, Blue Ridge and its subsidiaries and Big Boulder and its subsidiaries, at October 31, 2003, 2002 and 2001 and March 31, 2001 and for each of the periods then ended is as follows:

	Blue Ridge and Subsidiaries
			7 Mos. Ended
	10/31/03	10/31/02	10/31/01	03/31/01
FINANCIAL POSITION:
Current assets	$2,342,819	$1,822,718	$1,520,615	$1,346,838
Total assets	20,238,523	17,601,995	16,028,020	16,368,221
Current liabilities	11,531,451	9,128,902	4,332,664	3,125,297
Shareholders' equity	3,801,014	4,454,828	3,894,672	4,404,959
OPERATIONS:
Revenues	14,152,869	12,731,076	3,782,404	12,367,702
Income (loss) before
taxes	(701,187)	951,294	(536,374)	(75,807)
Provision (credit) for
income taxes	153,000	380,639	(62,685)	(284,176)
Net (loss) income	(854,187)	570,655	(473,689)	208,369

	Big Boulder and Subsidiaries
			7 Mos. Ended
	10/31/03	10/31/02	10/31/01	03/31/01
FINANCIAL POSITION:
Current assets	$2,169,047	$2,268,339	$2,188,032	$2,602,388
Total assets	7,721,887	7,043,833	6,898,423	7,605,859
Current liabilities	1,116,902	876,761	711,744	361,244
Shareholders' equity	5,722,745	5,747,693	5,631,591	5,962,322
OPERATIONS:
Revenues	5,708,749	5,904,835	979,663	6,528,749
Income (loss) before
taxes	105,050	188,055	(624,175)	168,220
Provision (credit) for
income taxes	130,000	71,952	(293,442)	124,057
Net (loss) income	(24,950)	116,103	(330,733)	44,163

4.  SHORT-TERM FINANCING:

  Management has obtained two new lines of credit with Manufacturers and Traders Trust Company totaling $3.1 million pursuant to the termination of its line of credit with PNC Bank, N.A.  The $2.1 million line is used for general operation and the $1 million line was secured for real estate transactions.  At October 31, 2003, Blue Ridge had utilized approximately $999,000 of the general line of credit, aggregating $2,100,000 which is an on demand line with no expiration date. The line of credit bears interest at .50% less than the prime rate (3.50% at October 31, 2003).  At October 31, 2003, the Companies had also utilized $189,000 of the real estate line of credit, aggregating $1,000,000.  The real estate line of credit bears the same interest as the general line.  The weighted average interest rate at October 31, 2003 was 3.81%.  The agreement requires,


4.  SHORT-TERM FINANCING: (continued)

among other things, that the Companies comply with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies have met or obtained waivers for each of these covenants at January 27, 2004.  The line of credit agreement enables the Companies to issue letters of credit in amounts up to $100,000.  At October 31, 2003, a $20,000 letter of credit to Tobyhanna Township was outstanding.  Outstanding letters of credit reduce the amounts available under the line of credit.

5.  LONG-TERM DEBT:

    Long-term debt as of October 31, 2003 and 2002 consists of the following:

	10/31/03	10/31/02

Mortgage note payable to bank, interest is LIBOR plus 160 basis points (2.72% at October 31, 2003) payable monthly with principal reduction of $18,000 through maturity, February 2004	$4,383,000	$4,599,000

Mortgage note payable to bank, interest at 80% of the bank's prime rate (3.20% at October 31, 2003) payable in monthly installments of $24,187 plus interest through Fiscal 2005	532,120	822,366

Mortgage note payable to insurance company, interest fixed at 10.5% payable in monthly installments of $15,351 including interest through Fiscal 2014	1,148,278	1,208,439

Mortgage note payable to bank, interest at 6.84% payable monthly with principal reduction at $40,000 per month December to March through 2004, paid in entirety February 2003 prior to maturity	0	320,000

Mortgage note payable to bank, interest at LIBOR plus 200 basis points, (fixed at a SWAP rate 3.61% at October 31, 2003), payable monthly with principal reduction of $39,286 per month January to April through 2009 (a), (b)	942,857	1,100,000

Mortgage note payable to bank, interest fixed at 3.43875% (for first year of loan, thereafter rate to be negotiated) payable in monthly installments of $8,377 including interest through Fiscal 2008	819,958	0

Mortgage note payable to bank, interest fixed at 3.57% (for first year of loan, thereafter rate to be negotiated) payable in monthly installments of $4,651 including interest through Fiscal 2008	465,590	0

Mortgage note payable to bank, interest at the bank's prime rate (4% at October 31, 2003) payable in entirety upon maturity date of April 30, 2004.	1,900,000	0

Capital lease obligation payable to bank, implicit interest at 5.28%, payable in 20 principal and interest installments of $18,498 in the months of January to April through Fiscal 2007	258,946	0

Capital lease obligation payable to bank, implicit interest at 5.28%, payable in 20 principal and interest installments of $38,300 in the months of January to April through Fiscal 2007	540,007	0
	10,990,756	8,049,805
Less current installments	7,101,661	5,266,548
	$3,889,095	$2,783,257


5.  LONG-TERM DEBT: (continued)

Properties at cost, which have been pledged as collateral for long-term debt, include the following at October 31, 2003:

Investment properties leased to others	$ 7,698,619
Ski facilities	$ 17,906,470

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

The fair value of the derivative financial instrument, which is the amount the Companies would receive or pay to terminate the agreement, is not significant.  No carrying amounts were recorded in the accompanying combined balance sheet and no gains or losses were recognized in income during 2003.

(b) During Fiscal 2002 the Companies entered into a $1,100,000 mortgage note payable with Manufacturers and Traders Trust Company.  The agreement requires, among other things, that the Companies comply with annual consolidated debt to worth and consolidated debt service coverage ratios and meet a consolidated tangible net worth threshold.  The Companies have not met with the required consolidated debt service coverage ratio or the required consolidated tangible net worth at October 31, 2003.  The primary reason for default is the debt classified as current for Dreshertown Shopping Plaza which totals $6,067,000.  The Companies have met the consolidated debt to worth ratio and have obtained waivers for those in default at January 27, 2004.

The aggregate amount of long-term debt maturing in each of the five years ending subsequent to October 31, 2003, is as follows:  2004 - $7,101,661;   2005 - $792,414;   2006 - $562,781;   2007 - $576,196;   2008-$1,068,414;  thereafter $889,290.

6.   INCOME TAXES:

           The provision (credit) for income taxes is as follows:

	10/31/03	10/31/02	10/31/01	03/31/01
Currently payable:
Federal	($14,000)	$14,000	($46,453)	$259,417
State	0	0	0	0
	(14,000)	14,000	(46,453)	259,417
Deferred:
Federal	96,000	368,865	(537,361)	(315,926)
State	201,000	69,726	227,687	(103,610)
	297,000	438,591	(309,674)	(419,536)
	$283,000	$452,591	($356,127)	($160,119)


6.   INCOME TAXES: (continued)

A reconciliation between the amount computed using the statutory federal income tax rate and the provision (credit) for income taxes is as follows:

	10/31/03	10/31/02	10/31/01	03/31/01
Computed at statutory rate	($201,532)	$387,379	($394,587)	$31,420
State net operating losses subject
to valuation allowance	306,330	0	0	0
State income taxes, net of federal
income tax	132,660	46,019	218,656	0
Prior year over accrual	0	0	(130,594)	(107,367)
Nondeductible expenses	69,989	0	0	0
Other	(19,563)	19,193	(3,149)	3,919
AMT (utilization) tax	(4,884)	0	(46,453)	(88,091)
Provision (credit) for income taxes	$283,000	$452,591	($356,127)	($160,119)

          The components of the deferred tax assets and (liabilities) as of October 31, 2003 and 2002 are as follows:

	10/31/03	10/31/02
Current deferred tax liability:
Deferred operating costs	($1,040,000)	($924,000)
Accrued expenses	180,000	0
	101,000	0
Deferred revenues	28,000	27,000

Current deferred tax liability	(832,000)	(796,000)

Noncurrent deferred tax liability:
Depreciation	(3,406,000)	(2,638,000)
Deferred income, sewer line and tower	214,000	221,000
Capital lease obligation	(4,000)	0
Net operating losses and AMT credit carryforward	2,920,000	2,177,000
Valuation allowance	(1,095,000)	(870,000)

Noncurrent deferred tax liability	(1,371,000)	(1,110,000)

Deferred income tax liability, net	($2,203,000)	($1,906,000)

   At October 31, 2003, the Companies have $245,620 of Alternative Minimum Tax (AMT) credit carryforward available to reduce future income taxes.  The AMT credit has no expiration date.

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

   At October 31, 2003, the Companies have available approximately $4,645,000 of federal net operating losses, including the $3,570,000 above.  They will begin to expire in 2021.


6.   INCOME TAXES: (continued)

          The Companies also have state net operating loss carryforwards of approximately $10,956,000, that will begin to expire in 2005.  The Companies have recorded a valuation allowance against state net operating losses, which are not expected to be utilized.

7.   PENSION BENEFITS:

Assumptions	10/31/03	10/31/02	10/31/01	03/31/01
Discount Rates used to determine projected
benefit obligations as of October 31, 2003,
2002 and 2001 and March 31, 2001	6.50%	7.25%	7.25%	7.25%
Expected long-term rates of return on assets	8.50%	8.50%	8.50%	8.50%
Rates of increase in compensation levels	4.00%	4.00%	4.00%	5.00%

Change in Benefit Obligation	10/31/03	10/31/02
Benefit obligation at beginning of year	$3,525,594	$3,321,744
Service cost (net of expenses)	194,237	133,279
Interest cost	261,011	219,313
Plan amendments	0	0
Actuarial (gain) loss	591,074	15,706
Benefit payments	(159,245)	(164,448)
Benefit obligation at end of year	$4,412,671	$3,525,594

Change in Plan Assets	10/31/03	10/31/02
Fair value of plan assets at beginning
of year	$2,207,622	$2,755,894
Actual return on plan assets	255,142	(333,915)
Employer contributions	476,586	0
Benefits paid	(159,245)	(164,448)
Actual expenses paid during the year	(43,158)	(49,909)
Fair value of plan assets at end of year	$2,736,947	$2,207,622

Reconciliation of Funded Status of
the Plan	10/31/03	10/31/02
Funded status at end of year	($1,675,724)	($1,317,972)
Unrecognized transition obligation	81,265	89,745
Unrecognized net prior service cost	7,692	8,303
Unrecognized net actuarial gain	853,057	329,431
Net amount recognized at end of year	($733,710)	($890,493)

Components of Net Periodic Benefit Cost	10/31/03	10/31/02	10/31/01	03/31/01
Service cost	$237,437	$170,579	$130,757	$238,365
Interest cost	261,011	219,313	129,820	220,819
Expected return on plan assets	201,264	228,316	143,485	287,388

Net amortization and deferral:
Amortization of transition obligation	8,480	8,480	4,947	8,480
Amortization of prior service cost	611	611	356	611
Amortization of accumulated gain	13,528	(12,754)	(16,857)	(48,721)
Net amortization and deferral	$22,619	($3,663)	($11,554)	($39,630)

Total net periodic pension cost	$319,803	$157,913	$105,538	$132,166


8.  PROPERTIES:

          Properties consist of the following at October 31, 2003 and 2002.

	10/31/2003	10/31/2002
Land, held for investment	$1,791,594	$1,867,352
Land and land development costs	918,860	0
Land improvements	5,574,589	5,501,314
Corporate buildings	470,907	470,907
Buildings leased to others	5,828,587	10,177,175

Ski Facilities
Land	4,552	4,552
Land improvements	8,256,234	8,194,370
Buildings	6,792,365	6,708,477
Machinery & equipment	23,534,269	19,565,698
Equipment & furnishings	2,848,024	5,568,156
	56,019,981	58,058,001
Less accumulated depreciation and amortization	35,944,275	37,611,139
	$20,075,706	$20,446,862

Included in machinery and equipment is $1,011,778 of assets held under capital lease at October 31, 2003.

9.  ACCRUED LIABILITIES:

          Accrued liabilities consist of the following at October 31, 2003 and 2002.

	10/31/2003	10/31/2002
Accrued Payroll	$238,810	$273,759
Accrued Security & Other Deposits	199,739	186,558
Accrued Professional Fees	210,959	144,732
Accrued - Miscellaneous	175,490	26,864
	$824,998	$631,913

10.  LEASES:

          The Companies are lessors under various operating lease agreements for the rental of land, land improvements and investment properties leased to others. Rents are reported as income over the terms of the leases as they are earned.  A shopping center is leased to various tenants for renewable terms averaging 5.55 years with options for renewal.  A store has been net leased until January 2039. Information concerning rental properties and minimum future rentals under current leases as of October 31, 2003, is as follows:

			Properties
			Subject to Lease
			Accumulated
		Cost	Depreciation
Investment properties leased to others		$7,698,619	$3,930,357
Land and land improvements		5,648,482	1,399,995
Minimum future rentals:
Fiscal years ending October 31:	2004	$1,665,680
	2005	1,472,579
	2006	1,380,504
	2007	1,296,930
	2008	1,234,722
	Thereafter	16,194,415 *
	(A)	$23,244,830


10.  LEASES: (continued)

On December 22, 2003 the Companies signed an agreement for the sale of the Dreshertown Plaza shopping center. If this agreement is closed in March of 2004, $8,242,886 will have to be deducted from the future lease total (A) above.

On November 21, 2003 the Companies signed an agreement for the sale of 4 communication towers and pertinences. If this agreement is closed in April of 2004, $1,752,787 will have to be deducted from the future lease total (A) above.

* Includes $ 1,254,750 under a land lease expiring in 2072 and $ 6,299,020 under a net lease for a store expiring in 2039. There were no contingent rentals included in income for the fiscal years ended October 31, 2003 and 2002 or the seven months ended October 31, 2001 or the fiscal year ended March 31, 2001. Includes all option years and rental escalations, recognized using straight-line basis.

        In Fiscal 2003 an agreement with a management company relating to the shopping center, was terminated.  The management company was paid $1,972,090 for a buy out of their contract, which represented 25 % of the fair market value of the shopping center at the time the agreement was terminated.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair values of the Companies' financial instruments are as follows at October 31, 2003 and 2002:

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
ASSETS:
Cash and cash equivalents	$178,315	$178,315	$261,311	$261,311
Accounts receivable	705,408	705,408	388,292	388,292
Cash held in escrow	309,308	309,308	107,909	107,909

LIABILITIES:
Notes payable, line of credit	1,188,000	1,188,000	600,000	600,000
Accounts and other payables	979,509	979,509	913,825	913,825
Long-term debt	10,990,756	11,541,516	8,049,805	8,614,305

Fair Values were determined as follows:

Cash and cash equivalents, accounts receivable, cash held in escrow, notes payable, line of credit, accounts and other payables:  The carrying amounts approximate fair value because of the short-term maturity of these instruments.

Long-term debt:  The fair value of notes payable is estimated using discounted cash flows based on current borrowing rates available to the Companies for similar types of borrowing arrangements.


12.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

          The results of operations for each of the quarters in the last two years are presented below.

				Earnings (Loss)
		Income (Loss)		Per Weighted
	Operating	from	Net	Avg. Combined
Quarter	Revenues	Operations	Income (Loss)	Share
Year ended 10/31/03
1st	$7,996,925	$733,934	$370,786	$0.19
2nd	6,745,852	662,428	348,851	0.19
3rd	2,377,948	(2,141,551)	(1,471,221)	(0.77)
4th	2,740,893	551,343	(127,553)	(0.06)
	$19,861,618	($193,846)	($879,137)	($0.45)
Year ended 10/31/02
1st	$6,537,300	$217,442	$69,937	$0.04
2nd	7,149,862	1,718,168	1,204,185	0.63
3rd	2,490,727	182,121	9,376	0.01
4th	2,458,022	(621,543)	(596,740)	(0.32)
	$18,635,911	$1,496,188	$686,758	$0.36

  The quarterly results of operations for Fiscal 2003 and 2002, reflect the cyclical nature of the Companies' business since (1) the Companies’ two ski facilities operate principally during the months of December through March and (2) land dispositions occur sporadically and do not follow any pattern during the fiscal year.  Revenues generated from advance ticket sales have been recorded as deferred revenue, and likewise various operating costs directly related to the two ski facilities have been recorded as deferred operating costs.

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

        Summer Recreation Operations:

Seasonal recreational operating centers located in the Pocono Mountains of Northeastern Pennsylvania - Splatter Paintball, Fern Ridge Campground, Lake Mountain Sports Club, Summer Music Festivals and TRAXX Motocross, ATV and BMX Park.


13.  BUSINESS SEGMENT INFORMATION: (continued)

Land Resource Management:

Land Resource Management consists of land sales, land purchases, timbering operations and a construction and excavation division. Land sales revenue will be recognized in accordance with SFAS 66 when all conditions for full accrual recognition are met.  The Companies endeavor to take advantage of the tax deferred treatment of like kind exchanges under IRS code section 1031.  In a typical transaction, proceeds of a land sale are held in escrow by an intermediary, pending the identification of a property suitable for exchange.  Timbering operations consist of selective timbering on the Companies' land holdings.  Contracts are entered into for parcels which have had the timber selectively marked.  Management is devising a long-term plan of managed timbering whereby, significant attention is given to protecting the environment and retaining the value of the land.

Income or loss for each segment represents total revenue less operating expenses. General and administrative expenses are allocated to each business segment based on percentage of revenue.  Identifiable assets are those utilized in the operation of the respective segments; corporate assets consist principally of cash and non-revenue producing properties held for investment purposes.

	10/31/03	10/31/02	10/31/01	03/31/01
Revenues:
Ski operations	$10,269,984	$10,015,075	$ 0	$11,267,371
Real estate management/rental operations	5,094,003	4,900,852	2,662,680	4,977,489
Summer recreation operations	1,876,724	2,439,963	2,099,387	2,651,591
Land resource management	2,620,907	1,280,021	0	0
	$19,861,618	$18,635,911	$4,762,067	$18,896,451
Income (loss):
Ski operations	(399,443)	(93,492)	(1,100,477)	21,368
Real estate management/rental operations	(912,365)	1,347,216	667,075	1,351,040
Summer recreation operations	137,938	189,961	163,677	359,118
Land resource management	2,035,770	756,479	0	0
	$ 861,900	$ 2,200,164	($ 269,725)	$ 1,731,526
General and administrative expenses:
Ski operations	545,902	(378,322)	(390,255)	(1,061,025)
Real estate management/rental operations	270,772	(185,131)	(169,110)	(459,778)
Summer recreation operations	99,757	(92,170)	(91,060)	(247,572)
Land resource management	139,315	(48,353)	0	0
	$1,055,746	($703,976)	($650,425)	($1,768,375)
Interest and other income:
Ski operations	(7,478)	4,378	1,436	17,710
Real estate management/rental operations	29,953	13,688	54,206	848,417
Summer recreation operations	0	0	0	0
Land resource management	0	0	0	0
	$ 22,475	$ 18,066	$ 55,642	$ 866,127
Interest expense:
Ski operations	112,450	(67,198)	(47,546)	(161,016)
Real estate management/rental operations	310,858	(307,707)	(248,495)	(575,849)
Summer recreation operations	0	0	0	0
Land resource management	1,458	0	0	0
	$424,766	($374,905)	($296,041)	($736,865)

Income (loss) before income taxes	($596,137)	$1,139,349	($1,160,549)	$92,413

For the fiscal years ended October 31, 2003 and 2002, the seven months ended October 31, 2001 and the fiscal year ended March 31, 2001, no one customer represented more than 10 % of total revenues.


13.  BUSINESS SEGMENT INFORMATION: (continued)

   Identifiable assets, net of accumulated depreciation at October 31, 2003, 2002, 2001 and March 31, 2001 and depreciation expense and capital expenditures for the years then ended by business segment are as follows:

	Identifiable	Depreciation	Capital
October 31, 2003	Assets	Expense	Expenditures
Ski operations	$12,367,446	$1,585,448	$2,845,725
Real estate management/rental operations	2,006,763	161,095	109,659
Summer recreation operations	10,883,557	402,031	1,707,395
Land Resource Management	88,834	14,963	51,005
Other corporate	2,632,652	64,454	30,102
Total	$27,979,252	$2,227,991	$4,743,886

October 31, 2002	Assets	Expense	Expenditures
Ski operations	$9,697,759	$1,291,229	$2,855,099
Real estate management/rental operations	9,388,281	368,288	56,795
Summer recreation operations	1,995,857	161,531	150,517
Land Resource Management	63,253	5,986	58,463
Other corporate	3,500,678	69,280	37,102
Total	$24,645,828	$1,896,314	$3,157,976

October 31, 2001	Assets	Expense	Expenditures
Ski operations	$9,800,297	$0	$258,718
Real estate management/rental operations	9,629,654	217,202	8,666
Summer recreation operations	2,034,785	84,706	93,680
Land Resource Management	0	0	0
Other corporate	1,461,707	50,560	3,986
Total	$22,926,443	$352,468	$365,050

March 31, 2001	Assets	Expense	Expenditures
Ski operations	$11,333,038	$1,327,065	$1,251,464
Real estate management /rental operations	8,971,600	363,542	48,838
Summer recreation operations	1,918,743	146,052	535,782
Land Resource Management	0	0	0
Other corporate	1,750,699	132,495	38,503
Total	$23,974,080	$1,969,154	$1,874,587

14. CONTINGENT LIABILITIES and COMMITMENTS:

   The Companies are party to various legal proceedings incidental to their business. Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are possible of assertion against the Companies.  In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, which are not expected to have a material effect on the combined financial position or results of operations of the Companies.

   Management has established a $150,000 accrual specific to the remediation of an environmental issue discovered at Dreshertown Shopping Plaza.  The accrual is based on an estimate provided by environmental clean-up consultants and is recorded as a current accrued liability in the October 31, 2003 combined balance sheet.  Remediation is expected to occur within the next fiscal year.

     In December 2003, the companies entered into an additional capital lease agreement with a bank for one air compressor, with a commitment of approximately $284,000.


15.  RELATED PARTY TRANSACTIONS:

   The Companies have acquired the consulting services of Kimco Realty Corporation, the major shareholder.  The services are focused on land development, acquisitions and disposals, as well as timbering.  The consulting fees are accrued monthly and are capitalized as part of land development . For the fiscal year ended October 31, 2003 the amount was $125,000. As of June 2003, Kimco Realty Corporation is the management company for the Dreshertown Plaza shopping center. Kimco Realty Corporation received $28,662 for management fees incurred for the period June 2003 through October 2003.

16. STOCK OPTIONS and CAPITAL STOCK:

       During Fiscal 1998, the Companies adopted an employee stock option plan, under which an officer was granted options to purchase shares of the Companies' common stock.  The exercise price on the 35,000 options is $6.75 and the original term was extended in February 2003 to July 1, 2008.  In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), the extension of the life of the award requires a new measurement of compensation as if the award was newly granted.  Because the exercise price was less than the current fair market value at the date of the grant, compensation cost of $122,900, net of tax has been recognized in the combined condensed statement of operations.

      During Fiscal 2002, additional corporate officers were granted stock options in varying amounts for a total of 11,000 shares, all expiring December 10, 2006.  Additionally, during Fiscal 2003, six key employees were granted stock options totaling 18,000 shares, due to expire on December 2, 2007.

Option activity during the years ended October 31, 2003 and 2002, the seven months ended October 31, 2001 and the year ended March 31, 2001 is as follows:

	10/31/03		10/31/02
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year:	46,000	$7.65	35,000	$6.75
Granted	18,000	$10.90	11,000	$10.50
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of year	64,000	$8.56	46,000	$7.65

Options exercisable at year-end	64,000	$8.56	46,000	$7.65

Option price range	$6.75 - $10.90		$6.75 - $10.50
Weighted average fair value
of options granted during year	$8.20		$2.71

Weighted average remaining
contractual life (in years)	4.4		5.6


16. STOCK OPTIONS and CAPITAL STOCK: (continued)

	10/31/01		03/31/01
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year:	35,000	$6.75	35,000	$6.75
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of year	35.000	$6.75	35,000	$6.75

Options exercisable at year-end	35.000	$6.75	35,000	$6.75

Option price range	$6.75		$6.75
Weighted average fair value
of options granted during year	$0.00		$0.00

Weighted average remaining
contractual life (in years)	1.7		2.3

17.  PER SHARE DATA:

Earnings per share for the years ended October 31, 2003 and 2002, the seven months ended October 31, 2001 and the year ended March 31, 2001 are computed as follows:

	10/31/03	10/31/02	10/31/01	03/31/01

Net (loss) earnings	($879,137)	$686,758	($804,422)	$252,532
Weighted average combined shares of
common stock outstanding used to
compute basic earnings per combined
share	1,916,130	1,916,431	1,917,858	1,926,402

Additional combined common shares to be
Issued assuming exercise of stock options,
net of combined shares assumed reacquired	19,114	13,899	12,470	10,195

Combined shares used to compute dilutive
effect of stock option	1,935,244	1,930,330	1,930,328	1,936,597

Basic and diluted (loss) earnings per
combined common share	($0.45)	$0.36	($0.42)	$0.13

18.  SUBSEQUENT EVENTS:

   In Fiscal 2004 two properties are intended for sale and being scheduled to close.  On November 21, 2003, the Companies signed an agreement of sale for four communication towers and appurtenances with a selling price of $1,469,000.  This sale is scheduled to close in April of 2004 and will be treated as a section 1031 - tax deferred exchange.  On December 22, 2003, the Companies signed an agreement of sale for the Dreshertown Shopping Center with a selling price of $15,000,000.  The property is scheduled to close in March of 2004 and will also be treated as a section 1031 - tax deferred exchange.


Independent Auditors’ Report

To Shareholders of

Blue Ridge Real Estate Company

and Big Boulder Corporation:

We have audited the accompanying combined balance sheets of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the “Companies”) as of October 31, 2003 and 2002, and the related combined statements of operations and earnings retained in the business and cash flows for the years ended October 31, 2003 and 2002, the seven months ended October 31, 2001 and the year ended March 31, 2001.  These financial statements are the responsibility of the Companies’ management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended October 31, 2003 and 2002, the seven months ended October 31, 2001 and the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Parente Randolph, PC

Wilkes-Barre, Pennsylvania

January 9, 2004, except for

Note 4 and Note 5 paragraph (b),

as to which the date is January 27, 2004

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

   The following sets forth the high asked and low bid price quotations as reported on the monthly statistical reports of the National Association of Securities Dealers, Inc. for Fiscal Years 2003 and 2002. No dividends were paid on common stock in either period.

Fiscal Year 2003	HIGH	LOW
	ASKED	BID
First Quarter	12.750	10.500
Second Quarter	12.250	11.000
Third Quarter	14.000	11.750
Fourth Quarter	15.000	12.150


PRICE RANGE OF COMMON SHARES AND DIVIDEND INFORMATION (continued)

Fiscal Year 2002	HIGH	LOW
	ASKED	BID
First Quarter	12.000	9.500
Second Quarter	12.000	9.550
Third Quarter	12.000	11.000
Fourth Quarter	11.500	10.600

   The reported quotations represent prices between dealers, do not reflect retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The approximate number of holders of record of common stock on October 31, 2003 and 2002 were 574 and 579, respectively.

Blue Ridge Real Estate Company and Subsidiaries

and Big Boulder Corporation and Subsidiaries

COMBINED SUMMARY OF SELECTED FINANCIAL DATA

			7 Mos. Ended
	10/31/03	10/31/02	10/31/01	3/31/2001
Revenues	$19,861,618	$18,635,911	$4,762,067	$18,896,451
Net (loss) income	(879,137)	686,758	(804,422)	252,532
Net (loss) income per combined
share	($0.45)	$0.36	($0.42)	$0.13
Cash dividends per combined share	0	0	0	0
Weighted average number of
combined shares outstanding	1,916,130	1,916,431	1,917,858	1,926,402
Total assets	27,960,410	24,645,828	22,926,443	23,974,080
Long-term debt and capital
lease obligations	10,990,756	8,049,805	7,670,240	8,034,641
Shareholders' equity	9,523,759	10,202,521	9,526,263	10,367,281

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

     The Companies' have identified the most critical accounting policies upon which the Companies' financial status depends.  The critical policies and estimates were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies identified relate to revenue recognition, deferred operating costs, net deferred tax assets and liabilities, land and land development costs, the valuation of long-lived assets and recognition of deferred revenues.

     Revenues are derived from a wide variety of sources, including sales of lift tickets, ski school tuition, dining, retail stores, equipment rental, property management services, timbering and other recreational activities.  Revenues are recognized as services are performed.

     Timbering revenues from stumpage contracts are recognized in accordance with Staff Accounting Bulleting No. 101 – Revenue Recognition, (“SAB 101”). At the time a stumpage contract is signed, the risk of ownership has been passed to the buyer at a fixed, determinable cost.  Reasonable assurance of collectibility has been determined by the date of signing, and the few obligations of the Companies’ have already been met.  Therefore, full accrual recognition at the time of contract execution is appropriate under SAB 104 guidance.


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

    The Companies' capitalize as land and land development costs, the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use.  The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method.  Selling expenses are charged against income in the period incurred.

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

     Impairment losses are recognized in operating income, as they are determined. The Companies review their long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, the Companies calculate the expected future net cash flows to be generated by the asset. If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the difference between the carrying value and the fair value of the asset. No such losses were recognized as of October 31, 2003.

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

Results of Operations

FISCAL 2003 VERSUS FISCAL 2002

   For fiscal year ended October  31, 2003, the Companies reported net loss of $(879,137) or $(.45) per combined share  as compared with a net income of $686,758 or $.36 per combined share for fiscal year ended October 31, 2002.

   Combined revenue of $ 19,861,618 represents an increase of $ 1,225,707 or 6% when compared to Fiscal 2002.  Ski Operations increased $254,909 or 2%, and Real Estate Management Operations / Rental Operations increased $193,151 or 4% when compared to Fiscal 2002.


Results of Operations

FISCAL 2003 VERSUS FISCAL 2002 (continued)

  The Ski Operations in Fiscal 2003 had approximately 236,000 skier visits to our slopes compared to 223,000 skier visits for Fiscal 2002. Revenue per skier was $30 compared to $32 for Fiscal 2002 for a decrease of $2 or 7%. Tubing operations had approximately 63,000 tuber visits for both Fiscal 2003 and Fiscal 2002.  Revenue per tuber was $15 compared to $16 last season for a decrease of $1 or 7%. The ski areas operated for a combined total of 184 days compared to 160 days for Fiscal 2002. The food and beverage operations at the ski areas contributed revenue of $7.30 per skier visit compared to $6.94 for Fiscal 2002 for an increase of $.36 or 5%. The retail shop operations at the ski areas contributed revenue of $2.08 per skier visit compared to $1.79 for Fiscal 2002 for an increase of $.29 or 14%.

   The Real Estate Management Operations / Rental Operations increase is attributed to an increase in the rent of investment properties.  The Dreshertown Plaza shopping center's revenue for Fiscal 2003 was $1,644,100 as compared to $1,538,013 for Fiscal 2002 for an increase of $106,087 or 55%.

   In Fiscal 2003, Summer Recreation Operations had revenue of $1,876,724 as compared to $2,439,963 for Fiscal 2002 which represents a decrease of $563,329 or 30%.  This decrease is mainly attributed to having only one major summer music festival in Fiscal 2003. In Fiscal 2002 there were three major music festivals. In Fiscal 2003, Festival revenue was $468,746 as compared to $810,757 in Fiscal 2002 which represents a decrease of $342,011 or 73%. Campground revenue was also affected by the reduction of music festivals. In Fiscal 2003, Campground revenue was $324,716 as compared to $396,406 in Fiscal 2002 which represents a decrease of $71,690 or 22%. In Fiscal 2003, Splatter (Paintball) revenue was $457,449 as compared to $485,901 in Fiscal 2002 which represents a decrease of $28,452 or 6%. In Fiscal 2003, Traxx (Motocross Park) was $425,777 as compared to $550,673 in Fiscal 2002 which represents a decrease of $124,896 or 29%. These decreases in Summer Recreation Operations revenues were also the result of a weak economy and rainy weather conditions throughout the spring and summer of 2003.

    In Fiscal 2003, Land Resource Management had revenue of $2,620,907 as compared to $1,280,021 for Fiscal 2002. In Fiscal 03, 134 acres of land was sold generating $1,398,487 with a basis of $9,831 as compared to Fiscal 2002 in which 27 acres of land were sold generating revenue of $106,756 with a basis of $1,153. This results in an increase of $1,291,731 or 92% for Fiscal 2003 as compared to Fiscal 2002. To date approximately 5% of the Companies’ 19,528 acres have been marked for timbering.  A forester has been hired to generate a long-term plan of managed timbering which pays specific attention to protecting the environment and retaining the value of the land.  In Fiscal 2003 timber sales were $1,222,420 as compared to Fiscal 2002 which generated $1,173,265 of revenue for an increase of $49,155 or 4%.

   Operating costs associated with Ski Operations for Fiscal 2003 were $10,669,427 as compared to $10,108,567 for Fiscal 2002 which represents an increase of $560,860 or 5%. This increase was due to higher insurance rates (40%) and depreciation (52%) expenses.

   Operating costs associated with Real Estate Management Operations / Rental Operations for Fiscal 2003 were $6,006,368 as compared to $3,553,636 for Fiscal 2002 which represents an increase of $2,452,732 or 41%. The increase was mainly attributable to the $1,972,090 (80%), buy out of Dreshertown Plaza shopping center’s management company agreement and $150,000 contingency accrual (6%) for an environmental cleanup at the shopping center.

   Operating costs associated with Summer Recreation Operations for Fiscal 2003 were $1,738,786 as compared with $2,250,002 for Fiscal 2002 which represents a decrease of $511,216 or 29%. This decrease was mainly attributable to the Companies having only one major summer music festival in Fiscal 2003 as compared to three in Fiscal 2002.


Results of Operations

FISCAL 2003 VERSUS FISCAL 2002 (continued)

   Operating costs associated with Land Resource Management for Fiscal 2003 were $585,137 as compared with $523,542 for Fiscal 2002 which represents an increase of $61,595 or 11%. This increase is attributable to an increase in cost of goods for the construction and excavation division.

   General and Administration costs for Fiscal 2003 were $1,055,746 as compared with $703,976 for Fiscal 2002 which represents an increase of $351,770 or 33%. This increase is attributable to the reclassifying of salaries from the ski areas (30%) and recognition of compensation cost related to extending the term of certain stock options (70%).

   Interest and Other Income increased by $4,409 in Fiscal 2003 as compared to Fiscal 2002.

   Interest expense for Fiscal 2003 was $424,766 as compared to $374,905 for Fiscal 2002 which represents an increase of $49,881. This increase is attributable to the mortgages acquired for the residential investment properties, and approximately $2,100,000 of new debt related to ski resort equipment.

   The effective Tax Rate for Fiscal 2003 and Fiscal 2002 was 40%.

FISCAL 2002 VERSUS THE SEVEN MONTHS ENDED OCTOBER 31, 2001

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

   The Ski Operations had approximately 223,000 skier visits to our slopes compared to no skier visits for the seven months ended October 31, 2001. Revenue per skier was $32 compared to $0 for the seven months ended October 31, 2001 for an increase of $32 or 100%. Tubing operations had approximately 63,000 tuber visits compared to no tuber visits for the seven months ended October 31, 2001. The increase of 63,000 tuber visits represents a 100% increase.  Revenue per tuber was $16 compared to $0.00 last season for an increase of $16 or 100%. The ski areas operated for a combined total of 160 days compared to 0 days for the seven months ended October 31, 2001. The food and beverage operations at the ski areas contributed revenue of $6.94 per skier visit. The retail shop operations at the ski areas contributed revenue of $1.79 per skier visit compared to $0 for the seven months ended October 31, 2001.

   The Real Estate Management Operations increase is attributed to the short year comparison as noted above.   Disposition of properties occur sporadically and do not follow any pattern during the fiscal year.

    In Fiscal 2002, the new business segment – Land Resource Management – generated $1,280,021 in revenue.  27 acres of land were sold generating revenue of $106,756 with a basis of $1,153.  No land sales occurred in the seven months ended October 31, 2001. To date approximately 5% of the Companies’ 19,714 acres have been marked for timbering.  A forester has been hired to generate a long-term plan of managed timbering which pays specific attention to protecting the environment and retaining the value of the land.  In Fiscal 2002 timber sales have generated $1,173,265 of revenue.

   Operating costs associated with Ski Operations increased by $9,008,090 when compared to the seven months ended October 31, 2001. This increase is attributed to the short year comparison as noted above.


FISCAL 2002 VERSUS THE SEVEN MONTHS ENDED OCTOBER 31, 2001 (continued)

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

   Interest and Other Income decreased by $37,576 when compared to the seven months ended October 31, 2001. This decrease is attributable decreased interest income in Fiscal 2002 (54%) and a prior period tax refund recorded in the seven months ended October 31, 2001 (46%).

   Interest expense increased by $78,864 when compared to seven months ended October 31, 2001. This increase is attributed to the comparison to the short period as noted above.

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


SEVEN MONTHS ENDED OCTOBER 31, 2001 VERSUS FISCAL 2001 (continued)

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

   The effective Tax Rate for seven months ended October 31, 2001 and Fiscal 2001 was 41%.

Liquidity and Capital Resources:

   The Combined Statement of Cash Flows reflects net cash provided by operating activities of $1,164,624 for the fiscal year ended October 31, 2003, net cash provided by operating activities of $2,916,042 for the fiscal year ended October, 31, 2002 versus net cash used in operating activities of ($2,268,566) in the seven months ended October 31, 2001 and net cash provided by operating activities of $2,440,296 in Fiscal 2001 respectively.


Liquidity and Capital Resources: (continued)

   The major capital investments made in Fiscal 2003 were the residential investment properties located in our resort communities, the capitalized leases for new groomers at Big Boulder ski area, new equipment for both Jack Frost and Big Boulder ski areas rental shops, continued upgrades to the parking lots, snowboard terrain park at Big Boulder and additional snowmaking equipment at both ski areas.

    A mortgage note payable with Wachovia Bank in the amount of $4,383,000 on the Dreshertown Shopping Center has been refinanced through February 29, 2004.  In May 2003, a mortgage note payable with M & T Bank in the amount of $1,900,000 was secured for the purpose of buying out the previous management firm's participation in the Dreshertown Shopping Center.  This note matures April 30, 2004.  On December 22, 2003 the Companies signed an agreement of sale for the shopping center.   The proposed selling price well exceeds our current obligations on Dreshertown Shopping Center.  In the event the sale does not close, management intends and has the capability to refinance the debt.  Should the sale be finalized both mortgages will be paid from the proceeds.

   During the fiscal year ended October 31, 2003, the Companies borrowed against their $3,100,000 lines of credit for a period of 10 months in varying amounts with a maximum of $1,800,000.  During the fiscal year ended October 31, 2002 the Companies borrowed against their $2,000,000 line of credit for a period of four months in varying amounts with a maximum of $1,500,000.  During the seven months ended October 31, 2001 the Companies borrowed against their $2,000,000 line of credit for a period of one month in varying amounts with a maximum of $648,195.  The rate of interest is one half of one percentage point (0.50%) less than the Prime Rate.

     As part of its ongoing operations, the Companies enter into arrangements that obligate the Companies to make future payments under contracts such as lease agreements and debt agreements.  Debt obligations, which total $10,990,756 are currently recognized as liabilities in the Companies' combined balance sheet.  A summary of the Companies' contractual obligations at the end of fiscal 2003 is as follows:

Contractual Obligations:	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
Long-Term Debt	10,191,802	6,909,774	1,324,324	1,338,206	619,498
Capital Leases	798,954	191,887	607,067	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Obligations	0	0	0	0	0

Total Contractual Cash
Obligations	$10,990,756	$7,101,661	$1,931,391	$1,338,206	$619,498

Moving Forward:

     Statements in this Form 10-K, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as "may", "will", "expect", "plan", "intend", "anticipate", "believe", "estimate", and "continue" or similar words.  Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

   For the Fiscal year ended October 31, 2003 the companies major capital expenditures were for the residential investment properties, two new groomers for Big Boulder, equipment for the rental shops at both ski


Moving Forward: (continued)

areas, upgrading snowmaking equipment at both ski areas, and improvements to the parking lots and snowboard terrain park at Big Boulder. In December 2003 new snowmaking compressors were secured through a capitalized lease for Jack Frost Mountain. These expenditures were made to remain competitive. We will continue to investigate opportunities that will enhance our profitability.

   During Fiscal 2003 the companies actively pursued land sales and purchases. In Fiscal 2004 management intends to continue selective sales and purchases of land. These sales are being treated as section 1031 - tax deferred exchanges. The Companies' are offering financing to attract new land sale customers.  The Companies intend to start construction of single and multi - family units at both ski areas. This is part of a comprehensive plan for the Companies' "core land" development.  The Companies will continue to generate timbering revenues from selective harvesting of timber.

   In Fiscal 2004, Boulder Creek Resort Company a new subsidiary is being used as a marketing tool to consolidate and brand the Companies' holdings as one resort destination and to facilitate the land development and sales division. This subsidiary also includes an excavation division.

     The Companies' exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At October 31, 2003, The Company had $8,945,977 of variable rate indebtedness, representing 74.3% of the Companies' total debt outstanding, at an average rate during fiscal 2003 of 3.81%.  The Companies' average interest rate is based on its various credit facilities and the Companies' market risk exposure fluctuates based on changes in underlying interest rates.

   In Fiscal 2004 two properties are intended for sale and being scheduled to close.  On November 21, 2003, the Companies signed an agreement of sale for four communication towers and pertinences with a selling price of $1,469,000.  This sale is scheduled to close in April of 2004 and will be treated as a section 1031 - tax deferred exchange.  On December 22, 2003, the Companies signed an agreement of sale for the Dreshertown Shopping Center with a selling price of $15,000,000.  The property is scheduled to close in March of 2004 and will also be treated as a section 1031 - tax deferred exchange.

     The Companies intend to acquire replacement revenue generating properties to replace the future revenue stream that would have been recognized from these rental properties under operating lease agreements.  The communication towers would generate approximately $180,000 annually over the next 10 years, or a total of approximately $1,800,000.  Dreshertown Shopping Center would generate approximately $820,000 annually (based on future leases as at 10/31/03) over the next ten years, or a total future income of approximately $8,200,000.

      The Companies have designated 5,124 acres of land as held for development.  Within this acreage 28 projects have been determined and subdivision work is in progress to present to local municipalities for approval.  Among the 28 projects approximately 3,300 lots or units are planned.  Some are intended to be subdivided and sold as parcels of land, others are earmarked for single and multi-family housing and various subdivisions may be sold outright in phases to other land developers.  The Companies intend to fund this land development through working cash and borrowed funds.

New Accounting Pronouncements:

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No.  45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued


or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Companies adopted the provisions of FIN 45 as of January 1, 2003, which did not have a significant impact on the Companies’ financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity; and requires that financial instruments within its scope, many of which currently are classified as equity, be classified as liabilities (or in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. The FASB issued FASB Staff Position (“FSP”) 150-3 on November 7, 2003 to defer the effective date for applying the provisions of SFAS No. 150 for certain mandatorily redeemable noncontrolling interest. The Companies do not expect the implementation of SFAS No. 150 will have a significant impact on its financial position or results of operations.


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


NOTICE OF ANNUAL MEETINGS

The Annual Meetings of Shareholders of Blue Ridge Real Estate Company and Big Boulder Corporation will be announced with mailing of Proxy Material in February.

FORM 10-K AVAILABLE

The Companies will furnish to any shareholder, without charge, a copy of their Fiscal Year 2003 Annual Report as filed with the Securities and Exchange Commission on Form 10-K.  Written request should be directed to the attention of the Secretary, Blue Ridge Real Estate Company, P.O. Box 707, Blakeslee, Pa. 18610-0707.

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

                    Dreshertown Plaza Shopping Center

                             Dresher, Montgomery County, Pennsylvania

                    Wal-Mart Store, Laurens, South Carolina

                    The Mountain's Edge, Lake Harmony, Pennsylvania

Land Holdings

                    Blue Ridge

                             18,478 acres of land, of which 13,824 acres are held for investment and 4,654 acres are held for development

                    Big Boulder

                             932 acres of land, of which 546 acres are held for investment and 386 acres are held for development

                    Northeast Land Company

                             103 acres of land, of which 19 acres are held for investment and 84 acres are held for development

Recreational Areas

                    "The Stretch" on the Tunkhannock

                    Porter Run Hunting Preserve

                    Splatter (Paintball game)

                    Traxx, Motocross, ATV and BMX Park


