Form 10-Q
period 2004-01-31
BLUE RIDGE REAL ESTATE CO
filed 2004-03-15
CIK 12779

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2004

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

              Class                      Outstanding at January 31, 2004

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

                                          INDEX

                                                            Page No.

PART I - FINANCIAL INFORMATION

     Item 1-Financial Statements

           Combined Condensed Balance Sheets

           January 31, 2004 and October 31, 2003                  1 & 2

          Combined Condensed Statements of

           Operations - Three Months

           ended January 31, 2004 and 2003                            3

          Combined Condensed Statements of

           Cash Flows - Three Months Ended

           January 31, 2004 and 2003                                  4

          Notes to Financial Statements                        5,6, & 7

     Item 2-Management's Discussion and Analysis

           of Financial Condition and Results

           of Operations                                 8,9,10,11 & 12

     Item 4–Controls and Procedures                                  13

PART II - OTHER INFORMATION

          Item 6-Exhibits and Reports on Form 8-K                    13

          Signatures                                                 14

          Certification of principal executive officer
         of the Companies, as required pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002         15 & 16

          Certification of principal financial officer
         of the Companies, as required pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002         17 & 18

          Certification of principal executive officer
         of the Companies, as required pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002              19

          Certification of principal financial officer
         of the Companies, as required pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002              20

                BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

                    BIG BOULDER CORPORATION AND SUBSIDIARIES

                       COMBINED CONDENSED BALANCE SHEETS

	(UNAUDITED)
	January 31,	October 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents (all funds are interest bearing)	$274,487	$178,315
Accounts receivable and notes receivable	746,630	705,408
Inventories	259,869	295,828
Prepaid expenses and other current assets	874,581	822,537
Deferred operating costs	1,329,799	2,509,778
Total current assets	3,485,366	4,511,866
Cash held in escrow	526,039	309,308
Notes receivable noncurrent	403,606	353,238
Properties:
Land held for investment, principally unimproved (14,623 and 14,389, respectively, acres per land ledger)	1,966,306	1,791,594
Land and land development costs(5,124 acres per land ledger)	1,330,733	918,860
Land improvements, buildings and equipment	53,938,803	53,309,527
	57,235,842	56,019,981
Less accumulated depreciation and amortization	36,296,177	35,944,275
	20,939,665	20,075,706
Assets held for sale	2,710,292	2,710,292
	$28,064,968	$27,960,410

See accompanying notes to unaudited financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	(UNAUDITED)
	January 31,	October 31,
	2004	2003
Current Liabilities:
Notes payable - line of credit	$786,000	$1,188,000
Current installments of long-term debt and capital lease obligations	7,099,819	7,101,661
Accounts and other payables	1,038,525	979,509
Accrued claims	226,942	250,942
Deferred revenue	699,205	737,533
Accrued pension expense	795,705	733,710
Accrued liabilities	1,022,223	824,998
Deferred income taxes	917,000	832,000
Total current liabilities	12,585,419	12,648,353
Long-term debt and capital lease obligations, less current installments	3,925,373	3,889,095
Deferred income non-current	515,631	515,631
Other non-current liabilities	16,770	12,572
Deferred income taxes	1,371,000	1,371,000
Commitments and contingencies
Combined shareholders' equity:
Capital stock, without par value, stated value $.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,198,148 shares	659,444	659,444
Capital in excess of stated value	1,461,748	1,461,748
Compensation recognized under employee stock plans	200,900	200,900
Earnings retained in the business	9,414,090	9,287,074
	11,736,182	11,609,166

Less cost of 282,018 shares of capital stock in treasury as of January 31, 2004 and October 31, 2003, respectively.	2,085,407	2,085,407
	9,650,775	9,523,759
	$28,064,968	$27,960,410

See accompanying notes to unaudited financial statements.

                BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

                    BIG BOULDER CORPORATION and SUBSIDIARIES

                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED JANUARY 31, 2004 & 2003

                                  (UNAUDITED)

	2004	2003
Revenues:
Ski operations	$4,907,632	$5,568,512
Real estate management	884,228	775,839
Summer recreation operations	104,752	85,988
Land resource management	667,876	1,109,900
Rental income	493,403	456,686
	7,057,891	7,996,925
Costs and expenses:
Ski operations	5,105,414	5,631,001
Real estate management	814,008	659,136
Summer recreation operations	181,897	197,984
Land resource management	116,302	298,033
Rental income	264,359	291,141
General and administration	207,811	185,696
	6,689,791	7,262,991
Income from operations	368,100	733,934

Other income (expense):
Interest and other income	1,624	1,327
Interest expense	(157,708)	(114,475)
	(156,084)	(113,148)

Income before income taxes	212,016	620,786

Provision for income taxes	85,000	250,000

Net income	$127,016	$370,786

Basic and diluted earnings per weighted average combined share	$.07	$0.19

See accompanying notes to unaudited financial statements.

                                          3

                         BLUE RIDGE REAL ESTATE COMPANY

                    BIG BOULDER CORPORATION and SUBSIDIARIES

                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED JANUARY 31, 2004 & 2003

                                  (UNAUDITED)

	2004	2003
Cash Flows From (Used In) Operating Activities:
Net income	$127,016	$370,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,047,931	911,760
Deferred income taxes	85,000	250,000
Gain on sale of assets	(600)	0
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(91,590)	(490,144)
Prepaid expenses & other current assets	(16,085)	(55,640)
Deferred operating costs	715,220	661,029
Accounts payable & accrued liabilities	298,434	828,016
Deferred revenue	(38,328)	29,357
Net cash provided by operating activities	2,126,998	2,505,164
Cash Flows Used In Investing Activities:
Proceeds from disposition of assets	600	0
Additions to properties	(1,163,733)	(848,631)
Cash held in escrow	(216,731)	(613,341)
Net cash used in investing activities	(1,379,864)	(1,461,972)
Cash Flows Used In Financing Activities:
Borrowings under short-term financing	2,652,000	1,650,000
Payment of short-term financing	(3,054,000)	(2,250,000)
Payment of long-term debt and capital lease obligations	(248,962)	(310,892)
Purchase of treasury stock	0	(525)
Net cash used in financing activities	(650,962)	(911,417)
Net increase in cash & cash equivalents	96,172	131,775
Cash & cash equivalents, beginning of year	178,315	261,311
Cash & cash equivalents, end of year	$274,487	$393,086

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$161,028	$108,762
Income taxes	$0	$0

Supplemental disclosure of non cash investing and financing activities:
Additions to property acquired through capital lease obligations	$283,398	$0

See accompanying notes to unaudited financial statements.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

     1. The  combined  financial  statements  include the accounts of Blue Ridge Real Estate Company and its wholly-owned  subsidiaries  (Northeast Land Company, Jack Frost Mountain Company, Boulder Creek Resort Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its  wholly-owned  subsidiaries  (Lake  Mountain  Company and BBC  Holdings, Inc.).  In the  opinion  of  management,  the  accompanying  unaudited  combined condensed  financial  statements  contain all  adjustments  (consisting  of only normal recurring  accruals)  necessary to present fairly the financial position as of January 31, 2004, and the results of operations and the statements of cash flows for the three month periods ended January 31, 2004 and 2003.

     Certain information and footnote disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These  combined  financial  statements  should be read in  conjunction  with the financial  statements and notes thereto  included in the  Companies'  Annual Report on Form 10-K for the year ended October 31, 2003.

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

     Management believes that its accounting policies regarding accounts and notes receivable, deferred operating costs, long lived assets, revenue recognition and other reserves, among others, affect its more significant judgments and estimates used in the preparation of its Combined Condensed Financial Statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Management believes there have been no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2003.

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

     5. The provision for income taxes for the three months ended January 31, 2004 represents the estimated annual effective tax rate for the year ending October 31, 2004.  The effective income tax rate for the first three months of Fiscal 2004 was estimated at 40%.

     6. During Fiscal 1998, the Companies adopted an employee stock option plan. The Companies apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options as permitted by SFAS No. 123, "Accounting for Stock Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB No. 25, because the exercise price of the employee stock options equals the estimated fair market value of the Companies' underlying stock on the date of the grant, no compensation expense is recognized. However, during Fiscal 2003, the original term of 35,000 options granted at an original exercise price of $6.75 were extended to July 1, 2008. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), the extension of the life of the award requires a new measurement of compensation as if the award was newly granted. Because the exercise price was less than the current fair market value at the new date of grant, compensation cost of $122,900, net of tax has been recognized in the combined statement of operations in 2003.

      Had compensation cost for the Companies' employee stock option plan been determined consistent with SFAS No. 123 and SFAS No. 148, the Companies' net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	1/31/04	1/31/03

Net income, as reported	$127,016	$370,786

Add: Stock-based employee
compensation expense
included in reported
net (loss) income,
net of related tax
effects	-	-
Deduct: Total stock-
based employee
compensation expense
determined under fair
value based method
for all awards, net
of tax effects	(435,917)	(207,821)

Pro forma net (loss) income	$(308,901)	$162,965
Basic earnings (loss)
per share:
As reported	$ .07	$ .19
Pro forma	$ (.16)	$ .09
Diluted earnings (loss)
per share:
As reported	$ .07	$ .19
Pro forma	$ (.16)	$ .08

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

Timbering revenues from stumpage contracts are recognized in accordance with Staff Accounting Bulleting No. 104 – Revenue Recognition, (“SAB 104”). At the time a stumpage contract is signed, the risk of ownership has been passed to the buyer at a fixed, determinable cost.  Reasonable assurance of collectibility has been determined by the date of signing, and the few obligations of the Companies’ have already been met.  Therefore, full accrual recognition at the time of contract execution is appropriate under SAB 104 guidance.

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

Impairment losses are recognized in operating income, as they are determined. The Companies review their long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, the Companies calculate the expected future net cash flows to be generated by the asset. If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the difference between the carrying value and the fair value of the asset. No such losses were recognized as of January 31, 2004 and 2003.

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

Results of Operations

Operations for the three months ended January 31, 2004 resulted in a net income of $ .07 per combined share compared to a net income of $.19 per combined share for the three months ended January 31, 2003.

Combined revenue of $7,057,891 for the three months ended January 31, 2004 represents a decrease of $939,034 as compared to the three months ended January 31, 2003. Ski operations decreased $660,880. Real Estate Management increased $108,389, Summer recreation operations increased $18,764, Land resource management decreased $442,024 and Rental income increased $36,717.

Ski operations decrease in revenue of $660,880 for the three months ended January 31, 2004 as compared to the three months ended January 31, 2003 was due to a decrease in lift revenue (18%),  rental shop revenue (12%), ski school revenue (lessons) (9%), tubing revenue (13%) , food revenue (12%) and retail revenue (2%). January's weather was extremely bitter, resulting in lower than expected skier and tuber visits to both ski areas.

Real Estate Management revenue increased $108,389 for the three months ended January 31, 2004 as compared to the three months ended January 31, 2003. This increase in revenue is attributable to rent derived from towers and signboards (13%), excavating revenue (22%), property management of homes in our resort communities (26%), and property sales within our resort communities (25%).

Summer recreation operations revenue increased $18,764 for three months ended January 31, 2004 as compared to the three months ended January 31, 2003. This increase was the result of an increase in Splatter revenue (26%) and Traxx revenue (72%).

Land resource management revenue decreased $442,024 for the three months ended January 31, 2004 as compared to the three months ended January 31, 2003. Land sales decreased $337,608 (76%), Timbering decreased $104,416 (24%). This segment relates to the sale and purchasing of land and selective timbering.

Rental operations revenue increased $36,717 for the three months ended January 31, 2004 as compared to the three months ended January 31, 2003. This increase is attributable to additional leased property income (11%) and an increase in rental income from the Dreshertown Shopping Plaza (89%).

Operating costs decreased $598,513 during the first three months of Fiscal 2004 as compared to the three months ended January 31, 2003. Ski operation expenses decreased $528,785. This decrease was attributable to a decrease in salaries and wages (61%), insurance expense (7%) and supplies and services (14%).  This decrease was the direct result of management’s efforts to contain costs due to lower than expected turnouts at the two ski areas as a result of inclement weather.

Real Estate Management operating expenses increased $154,872. This increase is attributable to adding the excavation operating center which began in March 2003 (65%), increased commissions paid through our home resale program resulting from increased sales (21%) and increased real estate taxes (8%) and wages (6%) for tower rental, land lease and fishing memberships.

Summer recreational operations expenses decreased $16,087. This decrease was the result of a reallocation of insurance costs.

Land Resource Management operation expenses decreased $181,731.  This decrease is attributable to a reduction in land sales (85%) and timbering (15%) expenses. The decrease in land sale expenses was the result of less land sales activity and shifting efforts towards land development.  Certain direct costs such as salaries and wages (44%) consulting fees (33%) and supplies and services (19%) have been capitalized as land development costs during the three months ended January 31, 2004.  The decrease in timbering expenses was attributable to not incurring timber consulting fees in fiscal 2004.

General and administrative expenses increased $25,313. This increase was due to the reclassification of salary and benefits from Ski operations to General & administrative.

Interest expense increased $43,233 for the three months ended January 31, 2004 as compared to the three months ended January 31, 2003. This increase is attributable to the interest on a new capital lease for air compressors at Jack Frost Mountain ski area (4%), the addition of 12 new mortgages on the investment properties that were purchased from May 2003 through October 2003 in our resort communities (24%) as part of the section 1031 exchanges and the additional short-term loan which was taken for the buyout of the management company of the Dreshertown Shopping Plaza (76%). These increases were also offset by a paydown on existing debt.

Financial Condition, Liquidity and Capital Resources

The Combined Statement of Cash Flows reflects net cash provided by operating activities of $2,126,998 for the three months ended January 31, 2004 and compared to net cash provided by operating activities of $2,505,164 for the three months ended January 31, 2003.

The Companies have mortgaged twelve investment properties totaling $1,257,834 with Manufacturers Traders Trust Company repayable over 5 years.  Seven mortgages bear interest at a rate of 3.439% and five mortgages bear interest at a rate of 3.57% fixed for one year after which the rates will be adjusted.  The funds will be utilized for real estate development and debt service will be funded by the rental income from the properties.

Management has obtained two new lines of credit with Manufacturers and Traders Trust Company totaling $3.1 million pursuant to the termination of its two lines of credit with PNC Bank, N.A.  The $2.1 million line is used for general operation and the $1 million line was secured for real estate transactions.  The terms are monthly interest payments at prime less .50% (3.5% at January 31, 2004).  The lines are due on demand with no expiration date.

The major capital investments made in the first quarter of Fiscal 2004 were the purchase of a new compressor and the reconditioning of an existing compressor at Jack Frost Mountain and the installation of fire alarm systems at both Jack Frost Mountain and Big Boulder ski areas as well as the corporate office.

The maturity date on a mortgage note payable with Wachovia Bank in the amount of $4,329,000 on the Dreshertown Shopping Center has been extended through April 30, 2004.  In May 2003, a mortgage note payable with M & T Bank in the amount of $1,900,000 was secured for the purpose of buying out the previous management firm's participation in the Dreshertown Shopping Center.  This note matures April 30, 2004.  On December 22, 2003 the Companies signed an agreement of sale for the shopping center.   The proposed selling price well exceeds our current obligations on Dreshertown Shopping Center.  In the event the sale does not close, management intends and has the capability to refinance the debt.  Should the sale be finalized both mortgages will be paid from the proceeds.

As part of its ongoing operations, the Companies enter into arrangements that obligate the Companies to make future payments under contracts such as lease agreements and debt agreements.  Debt obligations, which total $11,811,192 are currently recognized as liabilities in the Companies' combined balance sheet.  A summary of the Companies' contractual obligations at the three months ended January 31, 2004 is as follows:

Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than
					5 years
Lines of Credit	$786,000	$786,000	$ 0	$ 0	$ 0
Long-Term Debt	9,982,193	6,858,550	1,261,567	1,273,625	589,452
Capital Leases	1,042,999	241,269	754,039	46,690	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Obligations	0	0	0	0	0

Total Contractual Cash
Obligations	$11,811,192	$7,885,819	$2,015,606	$1,320,315	$589,452

Moving Forward

Statements in this Form 10-Q, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as "may", "will", "expect", "plan", "intend", "anticipate", "believe", "estimate", and "continue" or similar words.  Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

During Fiscal 2004 the Companies will actively pursue land sales and purchases and will offer financing to attract new land sale customers. The Companies will continue to generate timbering revenues from selective harvesting of timber.

In Fiscal 2004, Boulder Creek Resort Company a new subsidiary is being used as a marketing tool to consolidate and brand the Companies' holdings as one resort destination and to facilitate the land development and sales division. This subsidiary also includes an excavation division.

The Companies' exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At January 31, 2004, the Company had $8,378,130 of variable rate indebtedness, representing 70.9% of the Companies' total debt outstanding, at an average rate of 3.50% as of January 31, 2004.  The Companies' average interest rate is based on its various credit facilities and the Companies' market risk exposure fluctuates based on changes in underlying interest rates.

In Fiscal 2004 two properties are intended for sale and are scheduled to close.  On November 21, 2003, the Companies signed an agreement of sale for four communication towers and appurtenances with a selling price of $1,469,000.  This sale is scheduled to close in April of 2004 and will be treated as a section 1031 - tax deferred exchange.  On December 22, 2003, the Companies signed an agreement of sale for the Dreshertown Shopping Center with a selling price of $15,000,000.  The property has closed on March 10, 2004 and is also being treated as a section 1031 - tax deferred exchange.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits.

         31.1 Certification of chief executive officer as required
         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of chief financial officer as required
         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of principal executive officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b)   Reports on Form 8-K

         None.

   The Companies have no matters to report with respect to Items 1, 2, 3 and 5.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

  BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrant)

/S/ Eldon D. Dietterick_______________

Eldon D. Dietterick

Executive Vice President/Treasurer

/S/ Cynthia A. Barron_________________

Cynthia A. Barron

Chief Accounting Officer

Date:   March 4, 2004

EXHIBIT 31.1

CERTIFICATIONS

I, Patrick M. Flynn, certify that:

1. I have reviewed this Quarterly report on Form 10-Q for the period year ended January 31, 2004 of Blue Ridge Real Estate Company and Big Boulder Corporation (together , the “Registrants”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrants’ other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986];

(c) Evaluated the effectiveness of the registrants’ disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrants’ internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrants’ fourth fiscal quarter in the case of an Annual report) that has materially affected, or is reasonably likely to materially affect, the registrants’ internal control over financial reporting; and

5. The registrants’ other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants’ auditors and the audit committee of the registrants’ boards of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants’ ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal control over financial reporting.

Date: March 4, 2004

                            /S/ PATRICK M. FLYNN

                            Patrick M. Flynn

                            Chief Executive Officer

                                and President

                                        16

EXHIBIT 31.2

CERTIFICATIONS

I, Eldon D. Dietterick, certify that:

1. I have reviewed this Quarterly report on Form 10-Q for the period year ended January 31, 2004 of Blue Ridge Real Estate Company and Big Boulder Corporation (together , the “Registrants”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrants’ other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986];

(c) Evaluated the effectiveness of the registrants’ disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrants’ internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrants’ fourth fiscal quarter in the case of an Annual report) that has materially affected, or is reasonably likely to materially affect, the registrants’ internal control over financial reporting; and

5. The registrants’ other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants’ auditors and the audit committee of the registrants’ boards of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants’ ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal control over financial reporting.

Date: March 4, 2004

                            /S/ ELDON D. DIETTERICK

                            Eldon D. Dietterick

                            Executive Vice President

                              and Treasurer

                            (Principal Financial Officer)

                                        18

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q for the period year ended January 31, 2004 of Blue Ridge Real Estate Company and Big Boulder Corporation (together , the “Registrants”) as filed with the Securities and Exchange Commission on the date hereof (the ”Report”), I, Patrick M. Flynn, Chief Executive Officer and President of the Registrants, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

March 4, 2004

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q for the period year ended January 31, 2004 of Blue Ridge Real Estate Company and Big Boulder Corporation (together , the “Registrants”) as filed with the Securities and Exchange Commission on the date hereof (the ”Report”), I, Eldon D. Dietterick, Executive Vice President and Treasurer (chief financial officer)of the Registrants, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

(Principal Financial Officer)

March 4, 2004

