Form 10-Q
period 2004-04-30
BLUE RIDGE REAL ESTATE CO
filed 2004-06-14
CIK 12779

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 2004

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

YES     X        NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES              NO      X

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of the close of the period of this report:

              Class                      Outstanding at April 30, 2004

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

                                          INDEX

                                                                     Page No.

PART I - FINANCIAL INFORMATION

     Item 1-Financial Statements

           Combined Condensed Balance Sheets

           April 30, 2004 and October 31, 2003                         1 & 2

          Combined Condensed Statements of

           Operations – Three and Six Months

           ended April 30, 2004 and 2003                                   3

          Combined Condensed Statements of

           Cash Flows - Six Months Ended

           April 30, 2004 and 2003                                         4

          Notes to Financial Statements                       5,6,7,8,9 & 10

     Item 2-Management's Discussion and Analysis

           of Financial Condition and Results

           of Operations                              11,12,13,14,15,16 & 17

     Item 3–Quantitative and Qualitative Disclosures

           about Market Risk                                              17

     Item 4–Controls and Procedures                                       17

PART II - OTHER INFORMATION

          Item 4-Submission of Matters to a Vote of

                Security Holders                                          17

          Item 6-Exhibits and Reports on Form 8-K                         18

          Signatures                                                      19

                BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

                    BIG BOULDER CORPORATION AND SUBSIDIARIES

                       COMBINED CONDENSED BALANCE SHEETS

	(UNAUDITED)
	April 30,	October 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents (all funds are interest bearing)	$ 84,097	$178,315
Accounts receivable and notes receivable	402,910	705,408
Inventories	115,482	295,828
Prepaid expenses and other current assets	785,999	822,537
Deferred operating costs	0	2,509,778
Total current assets	1,388,488	4,511,866
Cash held in escrow	8,043,887	309,308
Notes receivable noncurrent	346,446	353,238
Land and land development costs(5,124 acres per land ledger)	2,310,989	918,860

Properties:
Land held for investment, principally unimproved (14,612 and 14,389, respectively, acres per land ledger)	2,323,571	1,791,594
Land improvements, buildings and equipment	54,279,255	53,309,527
	56,602,826	55,101,121
Less accumulated depreciation and amortization	36,788,049	35,944,275
	19,814,777	19,156,846
Assets held for sale	308,700	2,710,292
	$32,213,287	$27,960,410

See accompanying notes to unaudited financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY

	(UNAUDITED)
	April 30,	October 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2004	2003
Current Liabilities:
Notes payable - line of credit	$527,000	$1,188,000
Current installments of long-term debt and capital lease obligations	877,236	7,101,661
Accounts and other payables	588,338	979,509
Accrued claims	187,117	250,942
Deferred revenue	505,628	737,533
Accrued pension expense	788,114	733,710
Accrued liabilities	342,743	824,998
Deferred income taxes	1,087,000	832,000
Total current liabilities	4,903,176	12,648,353
Long-term debt and capital lease obligations, less current installments	3,479,106	3,889,095
Deferred income non-current	515,631	515,631
Other non-current liabilities	11,933	12,572
Deferred income taxes	6,086,499	1,371,000
Commitments and contingencies
Combined shareholders' equity:
Capital stock, without par value, stated value $.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,198,148 shares	659,444	659,444
Capital in excess of stated value	1,461,748	1,461,748
Compensation recognized under employee stock plans	200,900	200,900
Earnings retained in the business	16,980,257	9,287,074
	19,302,349	11,609,166

Less cost of 282,018 shares of capital stock in treasury as of April 30, 2004 and October 31, 2003, respectively.	2,085,407	2,085,407
	17,216,942	9,523,759
	$32,213,287	$27,960,410

See accompanying notes to unaudited financial statements.


                BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

                    BIG BOULDER CORPORATION and SUBSIDIARIES

                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

               THREE AND SIX MONTHS ENDED APRIL 30, 2004 & 2003

                                  (UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003
Revenues:
Ski operations	$4,710,776	$4,701,471	$9,618,408	$10,269,983
Real estate management	879,289	863,376	1,763,517	1,639,215
Summer recreation operations	119,555	147,765	224,307	233,753
Land resource management	55,599	491,703	723,475	1,601,603
Rental income	388,475	541,537	881,878	998,223
	6,153,694	6,745,852	13,211,585	14,742,777
Costs and expenses:
Ski operations	4,271,121	4,010,795	9,376,535	9,641,796
Real estate management	701,926	703,707	1,515,934	1,362,843
Summer recreation operations	192,339	183,779	374,236	381,763
Land resource management	112,548	297,610	228,850	595,643
Rental income	149,569	479,778	413,928	770,919
General and administration	212,199	407,755	420,010	593,451
	5,639,702	6,083,424	12,329,493	13,346,415
Income from operations	513,992	662,428	882,092	1,396,362

Other income (expense):
Interest and other income	12,029,914	11,631	12,031,538	12,958
Interest expense	(92,240)	(102,208)	(249,948)	(216,683)
	11,937,674	(90,577)	11,781,590	(203,725)

Income before income taxes	12,451,666	571,851	12,663,682	1,192,637

Provision for income taxes	4,885,499	223,000	4,970,499	473,000

Net income	$7,566,167	$348,851	$7,693,183	$719,637

Basic earnings per weighted average combined share	$3.94	$ .19	$4.01	$ .38
Diluted earnings per weighted average combined share	$3.89	$ .19	$3.96	$ .38

See accompanying notes to unaudited financial statements.


                         BLUE RIDGE REAL ESTATE COMPANY

                    BIG BOULDER CORPORATION and SUBSIDIARIES

                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                      SIX MONTHS ENDED APRIL 30, 2004 & 2003

                                  (UNAUDITED)

	2004	2003
Cash Flows From (Used In) Operating Activities:
Net income	$7,693,183	$719,637
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	2,062,773	1,733,990
Deferred income taxes	4,970,499	473,060
Gain on sale of assets	(12,027,467)	(7,613)
Compensation cost under employee stock plans	0	200,900
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	309,290	(376,919)
Prepaid expenses & other current assets	216,884	72,240
Deferred operating costs	1,554,505	1,237,959
Land and land development costs	(1,392,129)	0
Accounts payable & accrued liabilities	(883,486)	(333,469)
Deferred revenue	(231,905)	(275,896)
Net cash provided by operating activities	2,272,147	3,443,889
Cash Flows From (Used In) Investing Activities:
Proceeds from disposition of assets	14,429,364	9,000
Additions to properties	(1,482,337)	(1,834,352)
Cash held in escrow	(7,734,579)	(219,955)
Net cash from (used in) investing activities	5,212,448	(2,045,307)
Cash Flows Used In Financing Activities:
Borrowings under short-term financing	3,886,000	1,800,000
Payment of short-term financing	(4,547,000)	(2,250,000)
Payment of long-term debt and capital lease obligations	(6,917,813)	(961,916)
Purchase of treasury stock	0	(525)
Net cash used in financing activities	(7,578,813)	(1,412,441)
Net decrease in cash & cash equivalents	(94,218)	(13,859)
Cash & cash equivalents, beginning of year	178,315	261,311
Cash & cash equivalents, end of year	$84,097	$247,452

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$251,066	$217,769
Income taxes	$9,108	$6,913

Supplemental disclosure of non cash investing and financing activities:
Additions to property acquired through
capital lease obligations	$283,398	$1,011,778

See accompanying notes to unaudited financial statements.


                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

     1. The  combined condensed financial  statements  include the accounts of Blue Ridge Real Estate Company and its wholly-owned  subsidiaries  (Northeast Land Company, Jack Frost Mountain Company, Boulder Creek Resort Company and BRRE Holdings, Inc.) and Big Boulder Corporation and its  wholly-owned  subsidiaries  (Lake  Mountain  Company and BBC  Holdings, Inc.).  In the  opinion  of  management,  the  accompanying  unaudited  combined condensed  financial  statements  contain all  adjustments  (consisting  of only normal recurring  accruals)  necessary to present fairly the financial position as of April 30, 2004, and the results of operations and the statements of cash flows for the three and six month periods ended April 30, 2004 and 2003.

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

     Management believes that it’s accounting policies regarding accounts and notes receivable, long lived assets, revenue recognition and other reserves, among others, affect its more significant judgments and estimates used in the preparation of its Combined Condensed Financial Statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Management has changed the method of recording deferred operating costs since the Companies’ fiscal year ended October 31, 2003.

     Prior to Fiscal 2004, management’s estimate of deferred operating costs was primarily based on deferring costs directly related to ski operations in order to match those costs to the period in which ski operating revenues are recognized. Ski operating revenues are recognized principally over the months of December through March.  Effective April 1, 2004, The Company elected to change its method of deferring certain ski operating costs incurred during the non-ski season.  Upon investigation of competitor’s practices, management has determined that a change in accounting principle should be made in order to report ski operations in accordance with the predominant industry practice used by similar operating companies.  Additionally, the Company believes the new method better enables users of the financial statements, including management, to benchmark the Company’s ski


operations segment results against its competitors by removing the timing difference associated with matching certain ski operating costs incurred in a prior fiscal year against current fiscal year ski operating revenues.  The effect of this change in accounting principle is a $366,594 increase to Ski operations costs and expenses, resulting in reduced net income of the same, net of a current tax benefit of $146,638.  This expense is reported on the Combined Condensed Statement of Operations.

The following table summarizes the effect of the change in accounting principle on income from operations, net income and earnings per share for the three and six months ended April 30, 2004.

	Three Months Ended	Six Months Ended
	April 30, 2004	April 30, 2004

Income from operations, as reported	$ 513,992	$ 882,092

Effect on current period of the change in accounting principle	366,594	366,594

Income from operations, prior to change in principle	$ 880,586	$1,248,686

Net income, as reported	$7,566,167	$7,693,183

Effect on current period of change in accounting principle, net of tax	219,956	219,956

Net income, prior to change in principle	$7,786,123	$7,913,139

Basic earnings per weighted average combined share, as reported	$ 3.94	$ 4.01

Effect on current period of change in accounting principle, net of tax	0.11	0.11

Basic earnings per weighted averaged combined share, prior to change in principle	$ 4.05	$ 4.12

Diluted earnings per weighted average combined share, as reported	$ 3.89	$ 3.96

Effect on current period of change in accounting principle, net of tax	0.11	0.11

Diluted earnings per weighted average combined share, prior to change in principle	$ 4.00	$ 4.07


The following table summarizes the pro forma effect on income from operations, net income and earnings per share for the three months ended January 31, 2004, had the change in accounting principle been in effect previously.

Three Months Ended January 31, 2004

Income from operations, as reported	$ 368,100

Effect of ski operating costs expensed in the period, that would
have been previously expensed in the prior fiscal year	1,150,231

Pro forma income from operations	$1,518,331

Net income, as reported	$ 127,016

Effect of ski operating costs expensed in the period, that would have been previously expensed in the prior fiscal year, net of tax effect	690,139

Pro forma net income	$ 817,155

Basic and diluted earnings per weighted average
combined share, as reported	$ 0.07

Effect on current period of change in accounting principle, net of tax	0.36

Pro forma basic and diluted earnings per weighted average
combined share	$ 0.43


The following table summarizes the pro forma effect of the change in accounting principle on income from operations, net income and earnings per share for the three and six-month periods ended April 30, 2004 and 2003, had the change been in effect previously.

	Three Months Ended		Six Months Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003

Income from operations, as reported	$ 513,992	$ 662,428	$ 882,092	$1,396,362

Effect of ski costs expensed for the month of April that were previously deferred	-	(381,093)	-	(381,093)

Effect of ski costs expensed in the three and six-month periods that would have been previously expensed in the prior fiscal year	1,129,400	1,024,103	2,509,778	2,275,784

Pro forma income from operations	$1,643,392	$1,305,438	$3,391,870	$3,291,053

Net income, as reported	$7,566,167	$348,851	$7,693,183	$719,637

Effect of ski costs expensed for the month of April that were previously deferred, net of tax effect	-	(228,656)	-	(228,656)

Effect of ski costs expensed in the three and six-month periods that would have been previously expensed in the prior fiscal year, net of tax effect	677,640	614,462	1,505,867	1,365,470

Pro forma net income	$8,243,807	$734,657	$9,199,050	$1,856,452

Basic earnings per weighted average combined share, as reported	$3.94	$0.19	$4.01	$0.38

Effect of ski costs expensed for the month of April that were previously deferred, net of tax effect	-	(0.12)	-	(0.12)

Effect of ski costs expensed in the three and six-month periods that would have been previously expensed in the prior fiscal year, net of tax effect	0.35	0.32	0.79	0.71


	Three Months Ended		Six Months Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003

Basic earnings per weighted average combined share, pro forma	$4.29	$0.39	$4.80	$0.97

Diluted earnings per weighted average combined share, as reported	$3.89	$0.19	$3.96	$0.38

Effect of ski costs expensed for the month of April that were previously deferred, net of tax effect	-	(0.12)	-	(0.12)

Effect of ski costs expensed in the three and six-month periods that would have been previously expensed in the prior fiscal year, net of tax effect	0.35	0.32	0.77	0.71

Diluted earnings per weighted average combined share, pro forma	$4.24	$0.39	$4.73	$0.97

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

     5. The provision for income taxes for the three and six months ended April 30, 2004 represents the estimated annual effective tax rate for the year ending October 31, 2004.  The effective income tax rate for the first six months of Fiscal 2004 was estimated at 40%.


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

     As of February 13, 2004, seven key employees were granted stock options totaling 32,000 shares.  The shares were issued at an exercise price of $17.75 per share which equals the estimated fair market value of the Companies’ underlying stock on the date of grant.

      Had compensation cost for the Companies' employee stock option plan been determined consistent with SFAS No. 123 and SFAS No. 148, the Companies' net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	4/30/04	4/30/03	4/30/04	4/30/03

Net income, as reported	$7,566,167	$348,851	$7,693,183	$719,637

Add: Stock-based
employee compensation
expense included in
reported net income,
net of related tax effects	-	122,900	-	122,900
Deduct: Total stock-
based employee
compensation expense
determined under fair
value based method
for all awards, net
of tax effects	(218,170)	(113,652)	(218,170)	(172,102)

Pro forma net income	$7,347,997	$358,099	$7,475,013	$670,435
Basic earnings
per share:
As reported	$3.94	$ .19	$4.01	$ .38
Pro forma	$3.83	$ .19	$3.90	$ .33
Diluted earnings
per share:
As reported	$3.89	$ .19	$3.96	$ .38
Pro forma	$3.77	$ .19	$3.86	$ .33


7.  Pension Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	4/30/04	4/30/03	4/30/04	4/30/03

Service Cost	65,821	59,359	131,643	118,718
Interest Cost	69,996	65,253	139,992	130,505
Expected return on plan assets	(61,353)	(50,316)	(122,707)	(100,632)

Net amortization and deferral:
Amortization of transition obligation (asset)	2,120	2,120	4,240	4,240
Amortization of prior service cost	153	153	306	306
Amortization of accumulated (gain)/loss	6,065	3,382	12,130	6,764
Net amortization and deferral	8,338	5,655	16,676	11,310

Total net periodic pension cost	82,802	79,951	165,605	159,903

The Companies expect to contribute $458,512 to its pension plan in fiscal 2004.  As of April 30, 2004, contributions have been made totaling $115,796.  The Companies anticipate contributing an additional $342,716 to fund its pension in fiscal 2004.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The most sensitive estimates affecting the combined condensed financial statements include management’s estimate of net deferred tax assets and liabilities, the valuation of long-lived assets and recognition of deferred revenues.

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

Management’s estimate of deferred tax assets and liabilities is primarily based on the difference between the tax basis and financial reporting basis of depreciable assets, like-kind exchanges of assets, accruals, and deferred revenues.


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

Impairment losses are recognized in operating income, as they are determined. The Companies review their long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, the Companies calculate the expected future net cash flows to be generated by the asset. If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the difference between the carrying value and the fair value of the asset. No such losses were recognized as of April 30, 2004 and 2003.

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

Results of Operations

Operations for the three and six months ended April 30, 2004 resulted in a net income of $3.94 and $4.01 per combined share compared to a net income of $.19 and $.38 per combined share for the three and six months ended April 30, 2003.

Combined revenue of $6,153,694 and $13,211,585 represents a decrease of $592,158 and $1,531,192 as compared to the three and six months ended April 30, 2003. Ski operations revenue increased $9,305 and decreased $651,575 for the three and six months ended April 30, 2004 as compared to the three and six months ended April 30, 2003. Real Estate Management revenue increased $15,913 and $124,302 for the three and six months ended April 30, 2004 as compared to the three and six months


ended April 30, 2003. Summer recreation operations revenue decreased $28,210 and $9,446 for the three and six months ended April 30, 2004 as compared to the three and six months ended April 30, 2003. Land resource management revenue decreased $436,104 and $878,128 for the three and six months ended April 30, 2004 as compared to the three and six months ended April 30, 2003. Rental income revenue decreased $153,062 and $116,345 for the three and six months ended April 30, 2004 as compared to the three and six months ended April 30, 2003.

Ski operations revenue decrease of $651,575 in revenue for the six months ended April 30, 2004 as compared to the six months ended April 30, 2003 was due to a decrease in tubing revenue (28%), rental shop revenue (20%), ski school revenue (21%), food revenue (22%) and retail revenue (9%). Warm temperatures and rainy weather in December, followed by bitterly cold weather in January, resulted in lower than expected skier and tuber visits to both ski areas.

Real Estate Management revenue increased $124,302 for the six months ended April 30, 2004 as compared to the six months ended April 30, 2003. This increase in revenue is attributable to property management of homes in our resort communities (37%), property sales within our resort communities (23%) and an increase in tower rent, hunting land leases and Stretch fishing memberships (13%).

Summer recreation operations revenue decreased $9,446 for six months ended April 30, 2004 as compared to the six months ended April 30, 2003. This decrease was the result of a decrease in Splatter revenue (25%), Traxx revenue (25%) and Campground revenue (50%). The decrease in campground revenue was due to a delay in the booking of seasonal site reservations.  A required township approval of the on-site sewage holding tank was not received until May 2004.  Without this approval the campground could not be operational.  The Companies waited until the necessary approval was received before accepting site reservations for the season.

Land resource management revenue decreased $878,128 for the six months ended April 30, 2004 as compared to the six months ended April 30, 2003.  This decrease is attributable to land sale revenue decreasing by $677,990 (76%) and timbering revenue decreasing $200,138 (23%). Land sales and timbering revenues are subject to fluctuating market conditions, interest rates and harvesting inventory. They do not follow any predictable selling pattern.

Rental operations revenue decreased $116,345 for the six months ended April 30, 2004 as compared to the six months ended April 30, 2003. This decrease is attributable to a reduction of rental income from the Dreshertown Shopping Plaza. This shopping plaza was sold on March 10, 2004.

Combined operating costs decreased $1,016,922 during the first six months of Fiscal 2004 as compared to the six months ended April 30, 2003. Ski operating expenses decreased $265,261. This decrease was primarily attributable to management’s aggressive control of labor costs at the ski areas offset by increased costs of $366,594 as a result of a change in accounting principles.

Real Estate Management operating expenses increased $153,091 for the first six months of Fiscal 2004 as compared to the six months ended April 30, 2003. This increase is attributable to an increase in homeowner contract sales expenses (34%), an increase in salaries and commissions paid on property resales (21%) and an increase in the construction/excavation division cost of goods sold (27%).


Summer recreational operations expenses decreased $7,527 for the first six months of Fiscal 2004 as compared to the six months ended April 30, 2003. This decrease was the result of a decrease in all campground expenses due to the later than usual opening date.  The Companies held off preparing the campground for opening until the township approved a sewage holding tank permit.

Land Resource Management operation expenses decreased $366,793 for the first six months of Fiscal 2004 as compared to the six months ended April 30, 2003. This decrease was the result of a decrease in the cost of land sold of $147,922 (40%) and capitalizing salaries and wages (22%) and consultant fees (29%) as part of land development costs in fiscal 2004.

Rental income operation expenses decreased $356,991 for the six months ended April 30, 2004 as compared to the six months ended April 30, 2003. This decrease was due primarily to the selling of the Dreshertown Shopping Plaza in March 2004, and at April 30, 2003 a $150,000 environmental remediation liability was recognized.

General and Administrative expenses decreased $173,441 for the first six months of Fiscal 2004 as compared to the six months ended April 30, 2003. This decrease was due primarily to the fact that there were no compensation costs to recognize under the employee stock option plan in fiscal 2004 as compared to fiscal 2003 when there were compensation costs to recognize as a result of employee stock option reloads.

Interest and other income increased $12,018,580 for the six months ended April 30, 2004 as compared to the six months ended April 30, 2003. This increase was the result of recognizing a gain on the sale of the Dreshertown Shopping Plaza for $12,000,000 on March 10, 2004 which is being treated as a section 1031 - tax deferred exchange.

Interest expense increased $33,265 for the first six months of Fiscal 2004 as compared to the six months ended April 30, 2003. This increase is attributable to an additional line of credit for land resource management purposes (8%), the interest on the capital leases (35%) for the groomers and compressors at both ski areas and the additional mortgages taken on investment properties acquired as part of section 1031 – tax deferred exchanges (57%). These increases were offset by a paydown on existing debt.

Financial Condition, Liquidity and Capital Resources

The Combined Statement of Cash Flows reflects net cash provided by operating activities of $2,272,147 for the six months ended April 30, 2004 and compared to net cash provided by operating activities of $3,443,889 for the six months ended April 30, 2003.

The Companies have mortgaged twelve investment properties totaling $1,257,834 with Manufacturers Traders Trust Company repayable over 5 years.  Effective May 27, 2004, the interest rates of seven mortgages have been adjusted from 3.439% to 4.330%.  Five mortgages, with an anniversary date of September 15, 2004, bear interest at a rate of 3.57% fixed for one year, after which the rates will be adjusted.  The funds are being utilized for real estate development and debt service will be funded by the rental income from the properties.


Also effective May 27, 2004, management has temporarily increased a $2.1 million general line of credit with M & T Bank by $500,000 to $2.6 million until July 30, 2004.  Its purpose is to fund general operations.  This line of credit has two letters of credit against it which draws down the available balance.  One letter of credit is for $50,000 in favor of Tobyhanna Township pursuant to a sewage holding tank agreement for Fern Ridge Campground.  The second letter is for $864,820 in favor of Kidder Township guaranteeing the completion of the Laurelwoods infrastructure development.  It is management’s intention to have a fixed line of credit in place to fund the Laurelwoods infrastructure costs by the time the temporary modification terminates on July 30th.  The fixed line of credit loan will be paid down as homes are sold. An additional line of credit for $1 million, secured for real estate transactions, remains in place.  The terms of both lines are monthly interest payments at prime less .50% (3.5% at April 30, 2004).  The lines are due on demand with no expiration date.

Management is currently seeking a $4.1 million revolving line of credit arrangement which will be used to pay for construction of new homes in the Laurelwoods development.  The interest will be capitalized.  Currently, 89 Laurelwoods homes have been approved for construction by the township.  Phase I will encompass the construction of 23 single family homes and several duplex units.

On March 10, 2004, the Companies sold Dreshertown Plaza Shopping Center to Dreshertown Plaza, L.P.  The gross sale price of the disposed asset was $14,950,000 and the resulting net pre-tax gain was approximately $12,027,000.  The current mortgage note payable with Wachovia Bank in the amount of $4,293,000 and the current mortgage note payable with M & T Bank in the amount of $1,900,000 were paid from the proceeds of the sale.  After closing costs the Companies are holding approximately $8,044,000 in escrow for the future purchase of exchange property.

As part of its ongoing operations, the Companies enter into arrangements that obligate the Companies to make future payments under contracts such as lease agreements and debt agreements.  Debt obligations, which total $4,883,342 are currently recognized as liabilities in the Companies' combined balance sheet.  A summary of the Companies' contractual obligations at the six months ended April 30, 2004 is as follows:

Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than
					5 years
Lines of Credit	$527,000	$527,000	$ 0	$ 0	$ 0
Long-Term Debt	3,518,097	632,551	1,198,797	1,128,147	558,602
Capital Leases	838,245	244,686	593,559	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Obligations	0	0	0	0	0

Total Contractual
Cash Obligations	$4,883,342	$1,404,237	$1,792,356	$1,128,147	$558,602


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

On May 20, 2004, The Companies received township approval for the real estate development of multi-family dwellings at our ski resorts consisting of 89 Laurelwoods units at the Big Boulder Ski Area and three communities consisting of 542 units at the Jack Frost Ski Area. Ground breaking for the Laurelwoods units is expected to begin later this summer.

In Fiscal 2004, Boulder Creek Resort Company a new subsidiary is being used as a marketing tool to consolidate and brand the Companies' holdings as one resort destination and to facilitate the land development and sales division. This subsidiary also includes an excavation division.

On November 21, 2003, the Companies signed an agreement of sale for four communication towers and appurtenances with a selling price of $1,469,000.  This sale is scheduled to close in June of 2004 and will be treated as a section 1031 - tax deferred exchange. On May 20, 2004, the Companies received approval for three tower subdivisions located in Kidder Township, Pennsylvania. The Companies are currently negotiating with Tobyhanna Township, Pennsylvania on the final tower subdivision.

The Companies have identified two shopping centers as revenue generating replacement properties for the section 1031 - tax deferred exchange of the Dreshertown Shopping Center. The Oxbridge Square Shopping Center, located in Richmond, Virginia, has a purchase price of $9,000,000. This shopping center has 127,801 square feet of leasing space consisting of 40 available tenants with an 80% occupancy rate. The Oxbridge Square Shopping Center is anchored by a Ukrop's grocery store. The second shopping center is the Coursey Commons Shopping Center located in Baton Rouge, Louisiana.  It has a purchase price of $10,900,000. This shopping center has 67,755 square feet of leasing space consisting of 19 available tenants with an 89% occupancy rate. The Coursey Commons Shopping Center is anchored by a Wal-Mart store.

Four new limited liability companies will be established for the purpose of purchasing the two shopping centers.  Oxbridge Square Shopping Center LLC will purchase the Oxbridge Square Shopping Center.  Three limited liability companies, Coursey Creek LLC, Cobble Creek LLC and Coursey Commons Shopping Center LLC will purchase the Coursey Commons Shopping Center.  Theses two shopping centers will be financed through the section 1031 - tax deferred sale of the Dreshertown Shopping Plaza and through mortgage financing.  Closing on the two shopping centers is expected to occur in the third fiscal quarter of 2004.


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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Companies' exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At April 30, 2004, the Company had $1,699,711 of variable rate indebtedness, representing 34.8% of the Companies' total debt outstanding, at an average rate of 3.50% as of April 30, 2004.  The Companies' average interest rate is based on its various credit facilities and the Companies' market risk exposure fluctuates based on changes in underlying interest rates.

Item 4. Controls and Procedures

     As of the end of the period, the Companies carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934.  Based upon that evaluation, the President and Chief Executive Officer, and Chief Financial Officer have concluded that the Companies disclosure controls and procedures are effective in timely alerting them to material information relating to the Companies that is required to be included in the Companies periodic SEC filings.

     There have been no significant  changes in the Companies  internal controls or in any factors that could significantly affect the controls subsequent to the date of their  evaluation,  including  any  corrective  actions  with  regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on March 31, 2004.

     The following proposals were adopted by the margins indicated:

     (1) To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Milton Cooper	1,614,447	329
Michael J. Flynn	1,614,447	329
Patrick M. Flynn	1,614,117	329
Wolfgang Traber	1,614,117	329


Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits.

         18 Letter re: change in accounting principles as required
         pursuant to Item 601 of Regulation S-K

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

   (b)   Reports on Form 8-K

       The Corporations filed a report on Form 8-K on March 25, 2004 reporting that on March 10, 2004, Blue Ridge Real Estate Company sold the Dreshertown Shopping Plaza to Dreshertown Plaza, L.P., a Pennsylvania limited partnership, as Assignee of Brandolini Property Management.  The Corporations furnished to the SEC reports on Form 8-K and Form 8-K/A on March 25, 2004 and May 10, 2004, respectively.  The March 25, 2004 Form 8-K was for the purpose of disclosing to the SEC the disposition of the Dreshertown Shopping Plaza asset.  The May 10, 2004 Form 8-K/A was for the purpose of furnishing Pro forma financial information reflecting the disposition of the Dreshertown Shopping Plaza asset.

       The Corporations filed another report on Form 8-K on June 8, 2004 reporting that on June 1, 2004, Oxbridge Square Shopping Center located in Richmond, Virginia was acquired by Oxbridge Square Shopping Center, LLC (the LLC), a newly formed and wholly owned subsidiary of Blue Ridge Real Estate Company. The property was purchased from Oxbridge Square Limited Partnership, a Limited Partnership organized under the laws of the State of Virginia, whose address is c/o Dumbarton Properties, Inc., 7113 Staples Mill Road, Richmond, Virginia 23228.  The seller has no material relationship to the Registrant or any of its affiliates, any director or officer of the Corporations or any associate of any such director or officer.  The Form 8-K was for the purpose of disclosing to the SEC the acquisition of the Oxbridge Square Shopping Center asset.  A Form 8-K/A will be file on or before August 9, 2004 for the purpose of furnishing an Audited Income Statement of Oxbridge Square Shopping Center for the most recent fiscal year.

   The Companies have no matters to report with respect to Items 1, 2, 3 and 5.


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

Date:   June 4, 2004


