Form 10-Q
period 2004-07-31
BLUE RIDGE REAL ESTATE CO
filed 2004-09-13
CIK 12779

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 2004

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period of this report:

              Class                      Outstanding at July 31, 2004

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

                                          INDEX

                                                                     Page No.

PART I - FINANCIAL INFORMATION

     Item 1-Financial Statements

           Combined Condensed Balance Sheets

           July 31, 2004 and October 31, 2003                          1 & 2

          Combined Condensed Statements of

           Operations – Three and Nine Months

           ended July 31, 2004 and 2003                                    3

          Combined Condensed Statements of

           Cash Flows - Nine Months Ended

           July 31, 2004 and 2003                                          4

          Notes to Financial Statements                       5,6,7,8,9 & 10

     Item 2-Management's Discussion and Analysis

           of Financial Condition and Results

           of Operations                             10,11,12,13,14,15, & 16

     Item 3–Quantitative and Qualitative Disclosures

           about Market Risk                                              16

     Item 4–Controls and Procedures                                       16

PART II - OTHER INFORMATION

          Item 6-Exhibits and Reports on Form 8-K                    17 & 18

          Signatures                                                      19

                BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

                    BIG BOULDER CORPORATION AND SUBSIDIARIES

                       COMBINED CONDENSED BALANCE SHEETS

	(UNAUDITED)
	July 31,	October 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents (all funds are interest bearing)	$94,274	$178,315
Accounts receivable and notes receivable	603,456	705,408
Inventories	120,512	295,828
Prepaid expenses and other current assets	661,613	822,537
Deferred operating costs	0	2,509,778
Total current assets	1,479,855	4,511,866
Cash held in escrow	0	309,308
Notes receivable noncurrent	308,099	353,238
Land and land development costs(5,124 acres per land ledger)	3,208,838	918,860

Properties:
Land held for investment (14,616 and 14,389, respectively, acres per land ledger)	6,356,971	1,791,594
Land improvements, buildings and equipment	70,925,784	53,309,527
	77,282,755	55,101,121
Less accumulated depreciation and amortization	38,369,704	35,944,275
	38,913,051	19,156,846
Assets held for sale	0	2,710,292
	$43,909,843	$27,960,410

See accompanying notes to unaudited financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY

	(UNAUDITED)
	July 31,	October 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2004	2003
Current Liabilities:
Notes payable - line of credit	$ 1,674,180	$ 1,188,000
Current installments of long-term debt and capital lease obligations	8,347,592	7,101,661
Accounts and other payables	745,245	979,509
Accrued claims	128,903	250,942
Deferred revenue	489,832	737,533
Accrued pension expense	780,523	733,710
Accrued liabilities	790,668	824,998
Deferred income taxes	705,032	832,000
Total current liabilities	13,661,975	12,648,353
Long-term debt and capital lease obligations, less current installments	7,217,091	3,889,095
Deferred income non-current	515,631	515,631
Other non-current liabilities	6,020	12,572
Deferred income taxes	6,086,499	1,371,000
Commitments and contingencies
Combined shareholders' equity:
Capital stock, without par value, stated value $.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,198,148 shares	659,444	659,444
Capital in excess of stated value	1,461,748	1,461,748
Compensation recognized under employee stock plans	200,900	200,900
Earnings retained in the business	16,185,942	9,287,074
	18,508,034	11,609,166

Less cost of 282,018 shares of capital stock in treasury as of July 31, 2004 and October 31, 2003, respectively.	2,085,407	2,085,407
	16,422,627	9,523,759
	$43,909,843	$27,960,410

See accompanying notes to unaudited financial statements.


                BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

                    BIG BOULDER CORPORATION and SUBSIDIARIES

                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

               THREE AND NINE MONTHS ENDED JULY 31, 2004 & 2003

                                  (UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Revenues:
Ski operations	$ 39,385	$ 0	$9,657,793	$10,269,983
Real estate management	944,478	807,688	2,707,995	2,446,903
Summer recreation operations	1,079,440	686,452	1,303,747	920,205
Land resource management	199,866	372,629	923,341	1,974,232
Rental income	365,005	511,179	1,246,883	1,509,402
	2,628,174	2,377,948	15,839,759	17,120,725
Costs and expenses:
Ski operations	1,432,601	467,804	10,809,136	10,109,600
Real estate management	745,156	717,731	2,261,090	2,080,574
Summer recreation operations	879,928	634,336	1,254,164	1,016,099
Land resource management	196,407	205,058	425,257	800,701
Rental income	202,600	2,248,100	616,528	3,019,019
General and administration	246,960	246,470	666,970	839,921
Asset impairment loss	1,021,034	0	1,021,034	0
	4,724,686	4,519,499	17,054,179	17,865,914
Loss from operations	(2,096,512)	(2,141,551)	(1,214,420)	(745,189)

Other income (expense):
Interest and other income	1,084,774	(8,881)	13,116,312	4,077
Interest expense	(164,476)	(103,789)	(414,424)	(320,472)
	920,298	(112,670)	12,701,888	(316,395)

Income (loss) before income taxes	(1,176,214)	(2,254,221)	11,487,468	(1,061,584)

Provision (benefit) for income taxes	(381,899)	(783,000)	4,588,600	(310,000)

Net income (loss)	($794,315)	($1,471,221)	$6,898,868	($751,584)

Basic earnings (loss) per weighted average combined share	($0.41)	($0.77)	$3.60	($0.39)
Diluted earnings (loss) per weighted average combined share	($0.41)	($0.77)	$3.53	($0.39)

See accompanying notes to unaudited financial statements.


                         BLUE RIDGE REAL ESTATE COMPANY

                    BIG BOULDER CORPORATION and SUBSIDIARIES

                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                      NINE MONTHS ENDED JULY 31, 2004 & 2003

                                  (UNAUDITED)

	2004	2003
Cash Flows Provided By Operating Activities:
Net income (loss)	$6,898,868	($ 751,584)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation, amortization and impairment loss	3,652,793	1,897,831
Deferred income taxes	4,588,532	(309,984)
Gain on sale of assets	(13,111,046)	2,713
Compensation cost under employee stock plans	0	200,900
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	147,091	(377,559)
Prepaid expenses & other current assets	336,240	221,723
Deferred operating costs	1,554,505	600,058
Land and land development costs	(2,289,978)	(225,334)
Accounts payable & accrued liabilities	(350,372)	0
Deferred revenue	(247,701)	(129,391)
Net cash provided by operating activities	1,178,932	1,129,373
Cash Flows Used In Investing Activities:
Proceeds from disposition of assets	15,880,374	10,004
Additions to properties	(18,176,244)	(2,664,788)
Cash held in escrow	309,308	107,909
Net cash used in investing activities	(1,986,562)	(2,546,875)
Cash Flows Provided By Financing Activities:
Borrowings under short-term financing	6,923,180	2,918,000
Payment of short-term financing	(6,437,000)	(2,967,000)
Proceeds from long-term financing	7,374,095	2,749,600
Payment of long-term debt and capital lease obligations	(7,136,686)	(1,115,530)
Purchase of treasury stock	0	(525)
Net cash provided by financing activities	723,589	1,584,545
Net increase (decrease) in cash & cash equivalents	(84,041)	167,043
Cash & cash equivalents, beginning of year	178,315	261,311
Cash & cash equivalents, end of year	$ 94,274	$ 428,354

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 415,125	$ 317,884
Income taxes	$ 16,864	$ 7,508

Supplemental disclosure of non cash investing and financing activities:
Additions to property acquired through
capital lease obligations	$ 283,398	$1,011,778
Seller financed property additions	$4,053,118	$ 0

See accompanying notes to unaudited financial statements.


                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

     1. The combined condensed financial statements include the accounts of Blue Ridge Real Estate Company and its wholly-owned  subsidiaries (Northeast Land Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Oxbridge Square Shopping Center, LLC, Coursey Commons Shopping Center, LLC and BRRE Holdings, Inc.) and Big Boulder Corporation and its wholly-owned  subsidiaries (Lake Mountain Company and BBC  Holdings, Inc.).  In the opinion of management, the accompanying unaudited combined condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2004, and the results of operations and the statements of cash flows for the three and nine month periods ended July 31, 2004 and 2003.

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

     Prior to Fiscal 2004, management’s estimate of deferred operating costs was primarily based on deferring costs directly related to ski operations in order to match those costs to the period in which ski operating revenues are recognized. Ski operating revenues are recognized principally over the months of December through March.  Effective April 1, 2004, the Companies elected to change its method of deferring certain ski operating costs incurred during the non-ski season.  Upon investigation of competitor’s practices, management has determined


that a change in accounting principle should be made in order to report ski operations in accordance with the predominant industry practice used by similar operating companies.  Additionally, the Companies believe the new method better enables users of the financial statements, including management, to benchmark the Companies’ ski operations segment results against its competitors by removing the timing difference associated with matching certain ski operating costs incurred in a prior fiscal year against current fiscal year ski operating revenues.  The effect of this change in accounting principle is a $1,310,817 increase to Ski operations costs and expenses, resulting in reduced net income of the same, net of a current tax benefit of $524,327.  This expense is included in the Combined Condensed Statement of Operations.

The following table summarizes the effect of the change in accounting principle on income from operations, net income and earnings per share for the three and nine months ended July 31, 2004.

	Three Months Ended	Nine Months Ended
	July 31, 2004	July 31, 2004

Loss from operations, as reported	$ (2,096,512)	$ (1,214,420)

Effect on current period of the change in accounting principle	944,223	1,310,817

Income (loss) from operations, prior to change in principle	$ (1,152,289)	$ 96,397

Net income (loss), as reported	$(794,315)	$6,898,868

Effect on current period of change in accounting principle, net of tax	566,534	786,490

Net income (loss), prior to change in principle	$(227,781)	$7,685,358

Basic earnings (loss) per weighted average combined share, as reported	$ (0.41)	$ 3.60

Effect on current period of change in accounting principle, net of tax	0.30	0.41

Basic earnings per weighted averaged combined share, prior to change in principle	$ (0.11)	$ 4.01

Diluted earnings (loss) per weighted average combined share, as reported	$ (0.41)	$ 3.53

Effect on current period of change in accounting principle, net of tax	0.29	0.40

Diluted earnings (loss) per weighted average combined share, prior to change in principle	$ (0.12)	$ 3.93


The following table summarizes the pro forma effect of the change in accounting principle on income from operations, net income and earnings per share for the three and nine-month periods ended July 31, 2004 and 2003, had the change been in effect previously.

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Loss from operations, as reported	$(2,096,512)	$(2,141,551)	$(1,214,420)	$(745,189)
Effect of ski costs expensed for the period April thru July that were previously deferred	-	(1,052,714)	-	(1,433,807)
Effect of ski costs expensed in the three and nine-month periods that would have been previously expensed in the prior fiscal year	-	-	2,509,778	2,275,784
Pro forma income(loss) from operations	$(2,096,512)	$(3,194,265)	$1,295,358	$96,788
Net income (loss), as reported	$ (794,315)	$(1,471,221)	$6,898,868	$(751,584)
Effect of ski costs expensed for the period April thru July that were previously deferred, net of tax effect	-	(631,628)	-	(860,284)
Effect of ski costs expensed in the three and nine-month periods that would have been previously expensed in the prior fiscal year, net of tax effect	-	-	1,505,867	1,365,470
Pro forma net income (loss)	$(794,315)	$(2,102,849)	$8,404,735	$(246,398)
Basic earnings (loss) per weighted average combined share, as reported	$(0.41)	$(0.77)	$3.60	$(0.39)
Effect of ski costs expensed for the period April through July that were previously deferred, net of tax effect	-	(0.33)	-	(0.45)
Effect of ski costs expensed in the three and nine-month periods that would have been previously expensed in the prior fiscal year, net of tax effect	-	-	0.79	0.71
Basic earnings (loss) per weighted average combined share, pro forma	$(0.41)	$(1.10)	$4.39	$(0.13)


	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Diluted earnings (loss) per weighted average combined share, as reported	$(0.41)	$(0.77)	$3.53	$(0.39)

Effect of ski costs expensed for the month of April that were previously deferred, net of tax effect	-	(0.33)	-	(0.45)

Effect of ski costs expensed in the three and six-month periods that would have been previously expensed in the prior fiscal year, net of tax effect	-	-	0.79	0.71

Diluted earnings (loss) per weighted average combined share, pro forma	$(0.41)	$(1.10)	$4.32	$(0.13)

     The first interim period of fiscal 2004 ended January 31, 2004, prior to the change in accounting principle taking effect.  Had the change previously been in effect, income from operations would have been $1,518,331, net income would have been $817,155 and basic and diluted earnings per weighted average combined share would have been $0.43 for the period ended January 31, 2004.

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


     5. The provision for income taxes for the three and nine months ended July 31, 2004 represents the estimated annual effective tax rate for the year ending October 31, 2004.  The effective income tax rate for the first nine months of Fiscal 2004 was estimated at 40%.

     6. During Fiscal 1998, the Chairman of the Board of the Companies was granted options for 35,000 shares of the Companies’ common stock. The Companies apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options as permitted by SFAS No. 123, "Accounting for Stock Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB No. 25, because the exercise price of the employee stock options equals the estimated fair market value of the Companies' underlying stock on the date of the grant, no compensation expense is recognized. However, during Fiscal 2003, the original term of 35,000 options granted at an original exercise price of $6.75 were extended to July 1, 2008. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), the extension of the life of the award requires a new measurement of compensation as if the award was newly granted. Because the exercise price was less than the current fair market value at the new date of grant, compensation cost of $122,900, net of tax has been recognized in the combined statement of operations in 2003.

     As of February 13, 2004, seven key employees were granted stock options totaling 32,000 shares.  The shares were issued at an exercise price of $17.75 per share which equals the estimated fair market value of the Companies’ underlying stock on the date of grant.

      Had compensation cost for the Companies' employee stock options been determined consistent with SFAS No. 123 and SFAS No. 148, the Companies' net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	7/31/04	7/31/03	7/31/04	7/31/03

Net income (loss), as reported	$(794,315)	$(1,471,221)	$6,898,868	$(751,584)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-		-	122,900

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	-	-	(218,170)	(172,102)

Pro forma net income (loss)	$(794,315)	$(1,471,221)	$6,680,698	$(800,786)


Basic earnings (loss) per share:
As reported	$(0.41)	$ (0.77)	$3.60	$ (0.39)
Pro forma	$(0.41)	$ (0.77)	$3.49	$ (0.41)
Diluted earnings (loss)
per share:
As reported	$(0.41)	$ (0.77)	$3.53	$ (0.39)
Pro forma	$(0.41)	$ (0.77)	$3.42	$ (0.41)

7.  Pension Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	7/31/04	7/31/03	7/31/04	7/31/03

Service Cost	65,821	59,359	197,464	178,077
Interest Cost	69,996	65,253	209,988	195,758
Expected return on plan assets	(61,353)	(50,316)	(184,060)	(150,948)

Net amortization and deferral:
Amortization of transition obligation (asset)	2,120	2,120	6,360	6,360
Amortization of prior service cost	153	153	459	459
Amortization of accumulated (gain)/loss	6,065	3,382	18,195	10,146
Net amortization and deferral	8,338	5,655	25,014	16,965

Total net periodic pension cost	82,802	79,951	248,406	239,854

The Companies expect to contribute $458,512 to its pension plan in fiscal 2004.  As of July 31, 2004, contributions have been made totaling $208,287.  The Companies anticipate contributing an additional $250,225 to fund its pension in fiscal 2004.

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


a fixed, determinable cost.  Reasonable assurance of collectibility has been determined by the date of signing, and the few obligations of the Companies’ have already been met.  Therefore, full accrual recognition at the time of contract execution is appropriate under SAB 104 guidance.

Management’s estimate of deferred tax assets and liabilities is primarily based on the difference between the tax basis and financial reporting basis of depreciable assets and like-kind exchanges of assets, which result in deferring tax liabilities under IRS section 1031 – tax deferred exchanges, accruals, and deferred revenues.

The Companies capitalize as land and land development costs, the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use.  The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method.  Selling expenses are charged against income in the period incurred.

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

Impairment losses are recognized in operating income, as they are determined. The Companies review their long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, the Companies calculate the expected future net cash flows to be generated by the asset. If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the difference between the carrying value and the fair value of the asset. Two such losses were recorded in July 2004.

Deferred revenue consists of revenue billed in advance for services and dues that are not yet earned. Revenue billed in advance for services consists of season lift tickets, advance ticket sales and gift certificates for the ski resorts. The Companies’ recognize revenue billed in advance ratably over the principal months of the ski season, December through March. Dues that are not yet earned consist of rents related to our commercial properties that have been paid in advance, and dues related to memberships in our hunting and fishing clubs paid in advance. The Companies’ recognize revenue related to the hunting and fishing clubs over the one-year period that the dues cover.


Results of Operations

Operations for the three and nine months ended July 31, 2004 resulted in a net (loss) income of $(0.41) and $3.60 per combined share compared to a net loss of $(0.77) and $(0.39) per combined share for the three and nine months ended July 31, 2003.

Combined revenue of $2,628,174 and $15,839,759 represents an increase of $250,226 and a decrease of $1,280,966 as compared to the three and nine months ended July 31, 2003. Ski operations revenue increased $39,385 and decreased $612,190 for the three and nine months ended July 31, 2004 as compared to the three and nine months ended July 31, 2003. Real Estate Management revenue increased $136,790 and $261,092 for the three and nine months ended July 31, 2004 as compared to the three and nine months ended July 31, 2003. Summer recreation operations revenue increased $392,988 and $383,542 for the three and nine months ended July 31, 2004 as compared to the three and nine months ended July 31, 2003. Land resource management revenue decreased $172,763 and $1,050,891 for the three and nine months ended July 31, 2004 as compared to the three and nine months ended July 31, 2003. Rental income revenue decreased $146,174 and $262,519 for the three and nine months ended July 31, 2004 as compared to the three and nine months ended July 31, 2003.

Ski operations revenue decrease of $612,190 for the nine months ended July 31, 2004 as compared to the nine months ended July 31, 2003 was due to a decrease in tubing revenue (34%), rental shop revenue (24%), ski school revenue (25%), food revenue (5%) and retail revenue (11%). Warm temperatures and rainy weather in December, followed by bitterly cold weather in January, resulted in lower than expected skier and tuber visits to both ski areas.

Real Estate Management revenue increased $261,092 for the nine months ended July 31, 2004 as compared to the nine months ended July 31, 2003. This increase in revenue is attributable to property management of homes in our resort communities (39%), property sales within our resort communities (21%), an increase in tower rent (9%), and an increase in hunting land leases and Stretch fishing memberships (5%).

Summer recreation operations revenue increased $383,542 for nine months ended July 31, 2004 as compared to the nine months ended July 31, 2003. This increase was the result of a timing difference between the 2004 Blues Summer Festival (68%) and the 2003 Blues Summer Festival.  The 2004 Blues Festival was held in July (3rd quarter of fiscal year 2004) and the 2003 Blues Summer Festival was held in August (the 4th quarter of fiscal year 2003). Campground revenue increased by 36%, which is the result of recognition of previously deferred campground revenue.

Land resource management revenue decreased $1,050,891 for the nine months ended July 31, 2004 as compared to the nine months ended July 31, 2003.  This decrease is attributable to land sale revenue decreasing by $481,854 (46%) and timbering revenue decreasing $569,037 (54%). Land sales and timbering revenues are subject to fluctuating market conditions, interest rates and selective harvesting of inventory. They do not follow any predictable selling pattern.


Rental operations revenue decreased $262,519 for the nine months ended July 31, 2004 as compared to the nine months ended July 31, 2003. This decrease is attributable to a reduction of rental income from the Dreshertown Shopping Plaza. This shopping plaza was sold on March 10, 2004.  The Companies replaced Dreshertown with two new shopping centers, which were acquired in June 2004.

Combined operating costs decreased $1,659,818 during the first nine months of Fiscal 2004 as compared to the nine months ended July 31, 2003. Ski operating expenses increased $699,536. This increase was primarily attributable to management’s decision to adopt an accounting principle change, whereby costs for the ski areas are no longer being deferred.  Previously certain ski area costs from April through October were deferred until the following fiscal year beginning in November. For the fiscal year ended October 31, 2004 ski area costs for the period April through October, will be recognized in the month incurred.

Real Estate Management operating expenses increased $180,516 for the first nine months of Fiscal 2004 as compared to the nine months ended July 31, 2003. This increase is attributable to an increase in  expenses for property management in our resort communities (50%), commissions and broker fees relating to property sales in our resort communities (38%), and an increase in real estate property taxes on the tower rentals, land hunting leases and the Stretch fishing stream (12%).

Summer recreational operations expenses increased $238,065 for the first nine months of Fiscal 2004 as compared to the nine months ended July 31, 2003. This increase was the result of a timing difference. The Blues Summer Festival was held in July 2004 (3rd fiscal quarter 2004) and the 2003 Blues Summer Festival was held in August (4th fiscal quarter 2003).

Land Resource Management operation expenses decreased $375,444 for the first nine months of Fiscal 2004 as compared to the nine months ended July 31, 2003. This decrease was the result of a decrease in the cost of land sold of $96,508 (26%) and capitalizing salaries and wages (34%) and consultant fees (37%) as part of land development costs in fiscal 2004.

Rental income operation expenses decreased $2,402,491 for the nine months ended July 31, 2004 as compared to the nine months ended July 31, 2003. This decrease was due primarily to incurring approximately $2,000,000 of expense in buying out the management company of the Dreshertown Shopping Plaza in the prior year.

General and Administrative expenses decreased $172,951 for the first nine months of Fiscal 2004 as compared to the nine months ended July 31, 2003. This decrease was due primarily to the fact that no compensation costs were recognized pertaining to the employee stock options in fiscal 2004 as compared to fiscal 2003 when there was compensation costs recognized as a result of employee stock option reloads.

Asset impairment losses were recorded in July 2004 for two summer recreational operating centers: the Fern Ridge Campground and Traxx Motocross.  This will be the final year of operation for both centers.  The impairment loss for the Fern Ridge Campground was $452,325 and the loss for Traxx Motocross was $568,709.  No such losses were recorded in 2003.

Interest and other income increased $13,112,235 for the nine months ended July 31, 2004 as compared to the nine months ended July 31, 2003. This increase was the result of recognizing a gain on the sale of the Dreshertown Shopping Plaza for approximately $12,027,000 on March 10, 2004, which was treated for tax purposes,


as a section 1031 - tax deferred exchange, and a gain on the sale of the communication towers on July 1, 2004 for approximately $1,084,000.

Interest expense increased $93,952 for the first nine months of Fiscal 2004 as compared to the nine months ended July 31, 2003. This increase is attributable to an additional line of credit for land resource management purposes (3%), the interest on the capital leases (19%) for the groomers and compressors at both ski areas, the additional mortgages taken on investment properties (47%) and the Oxbridge Square Shopping Center and the Coursey Commons Shopping Center (31%) which were acquired to complete the section 1031 – tax deferred exchange from the sale of the Dreshertown Shopping Center. These increases were offset by repayment on existing debt.

Financial Condition, Liquidity and Capital Resources

The Combined Statement of Cash Flows reflects net cash provided by operating activities of $1,178,932 for the nine months ended July 31, 2004 and compared to net cash provided by operating activities of $1,129,373 for the nine months ended July 31, 2003.

The Companies have mortgaged eleven investment properties totaling $1,147,610 with Manufacturers Traders Trust Company repayable over 5 years.  Effective May 27, 2004, the interest rates of seven mortgages have been adjusted from 3.439% to 4.330%.  Four mortgages, with an anniversary date of September 15, 2004, bear interest at a rate of 3.57% fixed for one year, after which the rates will be adjusted.  The funds are being utilized for real estate development and debt service will be funded by the rental income from the properties.

Also effective May 27, 2004, management has temporarily increased a $2.1 million general line of credit with M & T Bank by $500,000 to $2.6 million initially until July 30, 2004, then later extended until September 30, 2004.  Its purpose is to fund general operations.  This line of credit has two letters of credit against it which draws down the available balance.  One letter of credit is for $50,000 in favor of Tobyhanna Township pursuant to a sewage holding tank agreement for Fern Ridge Campground.  The second letter is for $864,820 in favor of Kidder Township guaranteeing the completion of the Laurelwoods infrastructure development.  It is management’s intention to have a fixed line of credit in place to fund the Laurelwoods infrastructure costs by the time the temporary modification terminates on September 30th.  The fixed line of credit loan will be paid down as homes are sold. An additional line of credit for $1 million, secured for real estate transactions, remains in place.  The terms of both lines are monthly interest payments at prime less .50% (3.5% at July 31, 2004).  The lines are due on demand with no expiration date.

Management is currently seeking a $4.1 million revolving line of credit arrangement which will be used to pay for construction of new homes in the Laurelwoods development.  The interest will be capitalized.  Currently, 89 Laurelwoods homes have been approved for construction by the township.  Phase I will encompass the construction of 23 single family homes and several duplex units.

During June 2004, two commercial rental real estate properties were acquired, the Oxbridge Square Shopping Center, Richmond, Virginia and the Coursey Commons Shopping Center, Baton Rouge, Louisiana as replacement properties in the Companies’ Real Estate Management / Rental Operations segment.  Together the properties approximated $20,000,000 of acquired value.  The purchase was financed


by approximately $8,044,000 of cash held in escrow from the sale of Dreshertown Plaza, plus assuming a long-term note approximating $4,050,000 and obtaining a short-term bridge loan from the Companies’ majority shareholder, Kimco Corp., approximating $7,375,000.

The Companies are currently negotiating with a bank to obtain a mortgage for permanent financing on the Coursey Commons Shopping Center.  The bridge loan with Kimco matures in December 2004 and the Companies fully expect to pay the bridge loan and have permanent financing in place by that time.

As part of its ongoing operations, the Companies enter into arrangements that obligate the Companies to make future payments under contracts such as lease agreements and debt agreements.  Debt obligations, which total $17,238,863, are currently recognized as liabilities in the Companies' combined balance sheet.  A summary of the Companies' contractual obligations at the nine months ended July 31, 2004 is as follows:

Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than
					5 years
Lines of Credit	$1,674,180	$1,674,180	$ 0	$ 0	$ 0
Long-Term Debt	14,726,437	8,102,907	1,467,904	1,319,239	3,836,387
Capital Leases	838,246	244,686	593,560	0	0
Purchase Obligations	862,617	862,617	0	0	0
Other Long-Term Obligations	0	0	0	0	0

Total Contractual
Cash Obligations	$18,101,480	$10,884,390	$2,061,464	$1,319,239	$3,836,387

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

During Fiscal 2004 the Companies will actively pursue land sales and purchases and will offer financing to attract new land sale customers. The Companies will continue to buy and sell existing units in our resort communities utilizing section - 1031 deferred asset exchanges to defer tax impact.

On May 20, 2004, The Companies received township approval for the real estate development of multi-family dwellings at our ski resorts consisting of 89 Laurelwoods units at the Big Boulder Ski Area and three communities consisting of 542 units at the Jack Frost Ski Area. Ground breaking for the Laurelwoods units took place on July 19, 2004.


In Fiscal 2004, Boulder Creek Resort Company a new subsidiary is being used as a marketing tool to consolidate and brand the Companies' holdings as one resort destination and to facilitate the land development and sales division.

The Companies have designated 5,124 acres of land as held for development.  Within this acreage 28 projects have been determined and subdivision work is in progress to present to local municipalities for approval.  Among the 28 projects approximately 3,300 lots or units are planned.  Some are intended to be subdivided and sold as parcels of land, others are earmarked for single and multi-family housing and various subdivisions may be sold outright in phases to other land developers.  The Companies intend to fund this land development through working capital and borrowed funds.

Management has decided to close two summer operating centers at the end of their current seasons. The Fern Ridge Campground will close in October 2004 and Traxx Motocross will close in November 2004.  The campground is closing as a result of the township's decision not to renew future approvals for our existing sewage disposal process. The Companies will be exploring different options as to the future use of this site.  Traxx Motocross is closing as this site will be utilized for the construction of a new housing community at Jack Frost Mountain Ski Area.

During the nine months ended July 31, 2004, Fern Ridge Campground had revenue of $258,453 and expenses of $159,153, for a net contribution of $99,300.  Traxx Motocross had revenue of $270,874 and expenses of $298,286, for a loss of $(27,412).  Results of operations for the two operating centers are not expected to be significant for the remaining months of the fiscal year.  No further results will be recorded for the campground after this fiscal year.  Traxx will have minimal operations in November 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Companies' exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At July 31, 2004, the Companies had $1,699,711 of variable rate indebtedness, representing 34.8% of the Companies' total debt outstanding, at an average rate of 3.50% as of July 31, 2004.  The Companies' average interest rate is based on its various credit facilities and the Companies' market risk exposure fluctuates based on changes in underlying interest rates.

Item 4. Controls and Procedures

     As of the end of the period, the Companies carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934.  Based upon that evaluation, the President and Chief Executive Officer, and Chief Financial Officer have concluded that the Companies’ disclosure controls and procedures are effective in timely alerting them to material information relating to the Companies that is required to be included in the Companies’ periodic SEC filings.

     There have been no significant  changes in the Companies’  internal controls or in any factors that could significantly affect the controls subsequent to the date of their  evaluation,  including  any  corrective  actions  with  regard to significant deficiencies and material weaknesses.


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

     The Corporations filed another report on Form 8-K on June 8, 2004 reporting that on June 1, 2004, Oxbridge Square Shopping Center located in Richmond, Virginia was acquired by Oxbridge Square Shopping Center, LLC (the LLC), a newly formed and wholly owned subsidiary of Blue Ridge Real Estate Company. The property was purchased from Oxbridge Square Limited Partnership, a Limited Partnership organized under the laws of the State of Virginia, whose address is c/o Dumbarton Properties, Inc., 7113 Staples Mill Road, Richmond, Virginia 23228.  The seller has no material relationship to the Registrant or any of its affiliates, any director or officer of the Corporations or any associate of any such director or officer.  The Form 8-K was for the purpose of disclosing to the SEC the acquisition of the Oxbridge Square Shopping Center asset.  A Form 8-K/A was filed on August 6, 2004 for the purpose of furnishing an Audited Income Statement and Pro Forma Income Statements of Oxbridge Square Shopping Center for the most recent fiscal year.

     The Corporations filed another report on Form 8-K on June 30, 2004 reporting that on June 23, 2004, Coursey Commons Shopping Center located in Baton Rouge, Louisiana was acquired by Coursey Commons Shopping Center, LLC, Coursey Creek, LLC and Cobble Creek, LLC (the LLCs), all newly formed and wholly owned subsidiaries of Blue Ridge Real Estate Company.  The property was purchased from Bright-Meyers 2001, LLC, a Georgia limited liability company and Bright-Meyers Coursey Associates, L.P., a Tennessee limited partnership, both whose address is c/o Fletcher Bright Company, 537 Market Street, Suite 400, Chattanooga, Tennessee 37402.  The seller has no material relationship to the Registrant or any of its affiliates, any director or officer of the Corporations or any associate of any such director or officer.  The Form 8-K was for the purpose of disclosing to the


SEC the acquisition of the Coursey Commons Shopping Center asset.  On August 27, 2004 a “No Action Letter” was mailed to the SEC.  In this letter, the Registrant is requesting relief from filing a Form 8-K/A for the purpose of submitting financial statements on the shopping center.  The reporting issue argument is the fact that the Coursey Shopping Center was not operating as of December 31, 2003 (the most recent fiscal year end of the prior owners).  It was still under construction and had only begun lease-up activity.  The initial tenants did not begin occupancy until January of 2004.  Blue Ridge acquired Coursey in June 2004.  As such, the intervening period was the lease-up period.  As a result of these unique circumstances, the Registrant does not believe the rules related to financial statements are relevant.  A response from the SEC has been received as of the date of filing this Form 10-Q for the period ended July 31, 2004.  The Corporation will be responding to the SEC response and as such will follow up with a Form 8 K/A filing to report proforma income statement information for the most recent interim period ended.

   The Companies have no matters to report with respect to Items 1, 2, 3, 4 and 5.

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

Date:   September 3, 2004
