Form 10-K
period 2004-10-31
BLUE RIDGE REAL ESTATE CO
filed 2005-02-11
CIK 12779

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X)

ANNUAL REPORTS* PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934
For the fiscal year ended October 31, 2004

OR

( )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

0-2844 (Blue Ridge)

Commission File No.

0-2843 (Big Boulder)

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(exact name of Registrants as specified in their charters)

State or other jurisdiction of incorporation or organization:

Pennsylvania

24-0854342 (Blue Ridge)

I.R.S. Employer Identification Number:

24-0822326 (Big Boulder)

Address of principal executive office:

Blakeslee, Pennsylvania

Zip Code:

18610

Registrants’ telephone number, including area code: 570-443-8433

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value, stated value $.30 per combined share*

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  X

 No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (__)

Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2). Yes ___ No _X_

The aggregate market value of common stock, without par value, stated value $.30 per combined share, held by non-affiliates at April 30, 2004 (the last business day of the registrants’ most recently completed second fiscal quarter), was $39,759,697.  The market value per share is based upon the per share cost of shares as indicated over the counter on April 30, 2004.  There is no established public trading market for the registrants’ stock.

Number of shares outstanding of each of the registrants’ classes of common stock.

Class

Outstanding January 25, 2005

Common Stock, without par value

1,949,130 Shares

stated value $.30 per combined share

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrants’ 2004 Annual Report to Shareholders for the fiscal year ended October 31, 2004 are incorporated by reference into Parts II and IV hereof.

Specified portions of the registrants’ definitive Proxy Statement for the 2004 Annual Meetings of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated herein by reference.

__________________

*Under a Security Combination Agreement between Blue Ridge Real Estate Company  (“Blue Ridge”) and Big Boulder Corporation  (“Big Boulder”) (the “Companies”) and under the By-Laws of the Companies, shares of the Companies are combined in unit certificates, each certificate representing the same number of shares of each of the Companies.  Shares of each corporation may be transferred only together with an equal number of shares of the other corporation.  For this reason, a combined Blue Ridge/Big Boulder Form 10-K is being filed. Except as otherwise indicated, all information applies to both Companies.

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended October 31, 2004

TABLE OF CONTENTS

Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

5

PART I

Item 1  Business

6

Item 2  Properties

10

Item 3  Legal Proceedings

12

Item 4  Submission of Matters to a Vote of Security Holders

12

PART II

Item 5  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

12

Item 6  Selected Financial Data

13

Item 7  Management’s Discussion and Analysis of Financial Condition and

Results of Operations

13

Item 7A  Quantitative and Qualitative Disclosures about Market Risk

20

Item 8  Financial Statements and Supplementary Data

21

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

21

Item 9A  Controls and Procedures

21

Item 9B  Other Information

23

PART III

Item 10  Directors and Executive Officers of the Registrants

23

Item 11  Executive Compensation

23

Item 12  Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

23

Item 13  Certain Relationships and Related Transactions

23

Item 14  Principal Accountant Fees and Services

24

PART IV

Item 15  Exhibits, Financial Statement Schedules and Reports on Form 8-K

24

For convenience, references in this Annual Report on Form 10-K to “we,” “us,” “our,” and the “Company” mean or relate to Blue Ridge Real Estate Company, Big Boulder Corporation and their subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements.

These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future, about which we cannot be certain or even relatively certain.  Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates including:

•

Borrowing costs, and our ability to generate cash flow to pay interest and scheduled amortization payments as well as our ability to refinance such indebtedness or to sell assets when it comes due;

•

Our ability to continue to generate sufficient working capital to meet our operating requirements;

•

Our ability to maintain a good working relationship with our vendors and customers;

•

The ability of vendors to continue to supply our needs;

•

Our ability to provide competitive pricing to sell homes;

•

Actions by our competitors;

•

Fluctuations in the price of building materials;

•

Our ability to achieve gross profit margins at which we can be profitable, including margins on services we perform on a fixed price basis;

•

Our ability to attract and retain qualified personnel in our business;

•

Our ability to effectively manage our business;

•

Our ability to obtain and maintain approvals from local, state and federal authorities on regulatory issues;

•

Our relations with our controlling shareholder, including its continuing willingness to provide financing and other resources;

•

Pending or new litigation; and

•

Changes in market demand, weather and/or economic conditions within our local region and nationally.

In addition, you should refer to the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate.  Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.  In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all.

In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology.  We may not update these forward-looking statements, even though our situation may change in the future.

We qualify all the forward-looking statements contained in this Annual Report on Form 10-K by the foregoing cautionary statements.

PART I

ITEM 1.  BUSINESS

Blue Ridge Real Estate Company

Blue Ridge Real Estate Company, Blue Ridge, which was incorporated in Pennsylvania in 1911, is believed to be one of the largest owners of investment property in Northeastern Pennsylvania.  It owns 18,689 acres of land which are predominately located in the Pocono Mountains.  Of this acreage, 13,951 acres are held for investment and 4,738 are held for development.  Income is derived from these lands through leases, selective timbering by third parties, condemnation, sales, and other dispositions. Blue Ridge also owns the Jack Frost Mountain Ski Area, which is leased to Jack Frost Mountain Company, a retail store leased to Wal-Mart, two shopping centers and 9 residential investment properties.  The ski area, retail store and shopping centers are more fully described under Item 2.

Jack Frost Mountain Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1980 and commenced operations on June 1, 1981.  It was created to lease and operate the Jack Frost Mountain Ski Area and to provide certain services to other facilities, such as the Snow Ridge resort community, and to operate recreational facilities located within the Jack Frost Mountain tract.

Northeast Land Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1967. The major assets of the company consist of 101 acres of land in Northeast Pennsylvania. Revenue for Northeast Land Company is derived from managing the rental homes at Snow Ridge, Blue Heron, Laurelwoods and Midlake as resort accommodations, from real estate commissions for the sale of homes at these resort communities, and from Trust and Condo fees for services to these resort communities.  Northeast Land Company also receives revenue from a land lease to a Burger King franchise.  Northeast Land Company owns 2 residential investment properties.

BRRE Holdings, Inc., a wholly-owned subsidiary of Blue Ridge, was incorporated in Delaware in 1986.  It was established for investment purposes.

Boulder Creek Resort Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in May of 2003 and commenced operations in November 2003. It is primarily focused on facilitating land development, expanding our sales division, and marketing our ski resorts, with the ultimate goal of consolidating our branding and marketing us as one resort destination.

Oxbridge Square Shopping Center, LLC and Coursey Commons Shopping Center, LLC are wholly-owned subsidiaries of Blue Ridge and were organized in May 2004.  They have no employees and are managed by Kimco Realty Corporation.

Blue Ridge employs 23 full-time employees. Jack Frost Mountain Company, which operates the Jack Frost Mountain Ski Area, has 32 full-time employees and during the skiing season there are approximately 500 additional employees.  Northeast Land Company has 13 full-time employees.  Boulder Creek Resort Company has four full-time employees.

Big Boulder Corporation

Big Boulder Corporation, Big Boulder, was incorporated in Pennsylvania in 1949. Big Boulder’s major assets are 925 acres of land, which includes a 175-acre lake, the Big Boulder Ski Area, and the Mountain’s Edge Restaurant. Of the 925 acres, 539 acres are held for investment and 386 acres are held for development. The principal source of revenue for Big Boulder is derived from the Big Boulder Ski Area which is leased to Lake Mountain Company.

Lake Mountain Company, a wholly-owned subsidiary of Big Boulder, was incorporated in Pennsylvania in 1983 and commenced operations on June 1, 1983.  It was created to lease and operate the Big Boulder Ski Area, and operate the recreational facilities that are located within the Big Boulder Lake tract.

BBC Holdings, Inc., a wholly-owned subsidiary of Big Boulder, was incorporated in Delaware in 1986. It was established for investment purposes.

Big Boulder has no employees. Lake Mountain Company, which operates the Big Boulder Ski Area, no longer has any employees.  The Lake Mountain Company’s former employees were merged with the payroll of Jack Frost Mountain Company. During the skiing season, there are approximately 525 additional employees.

Strategy

Since the early 1980’s, we have developed four residential communities in close proximity to our ski area resorts.  Our resorts are located in the Pocono Mountains of Pennsylvania, an area which offers year-round regional tourist appeal and a quiet, relaxing vacation environment.

We believe the current and future real estate market in the Pocono Mountains is experiencing, and in the near future will continue to experience, an increase in buyer interest.  This interest is partially attributable to current low mortgage interest rates and an uncertain economy that may be facilitating more regional tourist destinations.  We expect that the construction of more homes closer to our resorts will result in an increase in skier visits.

We own 19,740 acres of land in Northeastern Pennsylvania.  Of our core land holdings, we have designated 5,124 acres as held for development and are moving forward with municipal approvals.  Based on independent market studies, we believe that our primary focus should be on single and multi-family dwellings in proximity to our ski area.  Additionally, a proposed 18-hole golf course with surrounding resort community is planned for the Jack Frost Mountain ski area.  The proposed golf course community will consist of approximately 40% single family homes and 60% multi-family units, as well as golf club amenities and the necessary infrastructure.  It is expected that all of the planned developments will result in approximately 3,700 lots or units.  We anticipate that some lots will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.  We also expect that certain subdivisions may be sold outright in phases to nationally-recognized land developers in order to facilitate the market for housing and to reduce the inherent risk associated with any land development.

Business Segments

We operate in four business segments, which consist of the Ski Operations, Real Estate Management/Rental Operations, Summer Recreational Operations and Land Resource Management segments.  Our business segments were determined from our internal organization and management reporting, which are based primarily on differences in services.  Financial information about our segments can be found in note 14 to our audited financial statements.

Ski Operations

Ski Operations consist of two ski areas located in the Pocono Mountains of Northeastern Pennsylvania.

Real Estate Management/Rental Operations

Real Estate Management/Rental Operations consists of: investment properties leased to others located in Eastern Pennsylvania, South Carolina, Virginia and Louisiana; revenues derived from the management of investor-owned properties, principally resort homes; recreational club activities and services to the trusts that operate resort residential communities; sales of investment properties; and rental of land and land improvements.

Summer Recreation Operations

Summer Recreation Operations consist of seasonal recreational operating centers located in the Pocono Mountains of Northeastern Pennsylvania, which include the following: Splatter Paintball; Lake Mountain Sports Club; and Summer Music Festivals. As of July 31, 2004, we decided to close two summer operation centers. The Fern Ridge Campground was closed in October 2004.  Our decision to close the campground was based on Tobyhanna Township’s decision not to renew future approvals for our existing sewage disposal process. It is management’s position that the cost of connecting the campground to the township’s central sewage system was not cost effective and not in our best interest. We will be exploring different options as to the future use of the campground site which is located in close proximity to Interstate 80 and Route 115 in Blakeslee, Pennsylvania.  Traxx Motorcross Park closed in November 2004.  We believe that this site, which is located next to the Jack Frost Mountain ski area, is a prime location for an additional housing community, which was the driving force behind our decision to close this park.

Land Resource Management

Land Resource Management consists of land sales, land purchases, timbering operations and a construction division.  Timbering operations consist of selective timbering on our land holdings.  Contracts are entered into for parcels which have had the timber selectively marked.  We are devising a long-term plan of managed timbering whereby significant attention is given to protecting the environment and retaining the value of the land.  The construction division is responsible for the residential land development activities which include overseeing the construction of single and multi-family homes and development of infrastructure.

Funds expended to date for real estate development in Laurelwoods have been primarily for infrastructure improvements.  We are in the initial construction phase for 23 single family homes.  Other expenditures for all development projects in the planning phases include fees for architects, engineers, consultants, studies and permits.

Competition

The skiing industry is highly competitive and capital intensive.  Our competitors include major ski resorts throughout the United States, Canada and Europe as well as other worldwide recreation resorts, including warm weather resorts and various alternative leisure activities.  Locally, we compete with other area ski resorts.  There are approximately eight ski areas in close proximity to our resort: Camelback, Blue Mountain, Shawnee, Montage, Eagle Rock, Bear Creek, Alpine Mountain and Elk.  We believe that local competition enhances the area and attracts tourists. Our competitive position depends on a number of factors, such as our proximity to population centers, the availability and cost of transportation to and within a resort, natural snowfall, the quality and coverage of snowmaking operations, resort size, the attractiveness of terrain, lift ticket prices, prevailing weather conditions, the appeal of related services, the quality and the availability of lodging facilities, and resort reputation.  Some of our competitors have greater competitive positions and relative ability to withstand adverse developments.

Our Real Estate Management/Rental Operations segment faces competition from similar retail centers that are near our retail properties with respect to the renewal of leases and re-letting of space as leases expire.  Any new competitive properties that are developed close to our existing properties may impact our ability to lease space to creditworthy tenants.  Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make, which could adversely affect our results of operations.

Planned Real Estate Development

During Fiscal 2004, we actively pursued land sales and purchases.  In Fiscal 2005, we intend to continue selective sales and purchases of land.  These sales are being treated as section 1031 - tax deferred exchanges.  We are offering financing to attract new land sale customers.  We intend to start construction of single and multi-family units at both ski areas.  This is part of a comprehensive plan for our “core land” development.  We will continue to generate timbering revenues from selective harvesting of timber.

We plan to develop a golf course and residential communities at Jack Frost Mountain and Big Boulder ski areas.  We are currently negotiating with nationally-recognized golf course developers.  If we do not develop a golf course at Jack Frost Mountain, we plan to develop residential communities at Jack Frost Mountain and Big Boulder ski areas.

Maintenance

We continue to invest in our ski areas by selectively upgrading on-mountain facilities and guest services, employing targeted marketing strategies to attract customers.  We have invested approximately $1 million in capital expenditures during the last fiscal year.  We believe our existing resort infrastructure is reasonably well maintained.  We use targeted advertising, database marketing and strategic marketing alliances to enhance the image of our resorts and increase regional market share.

Executive Officers of the Registrant

Name and Title	Age	Office Held Since
Patrick M. Flynn Chief Executive Officer	28	2001
Eldon D. Dietterick Executive Vice President/Treasurer	59	2001
Richard T. Frey Vice President	54	2001

All officers of the Registrants serve for a one-year period or until their election at the first meeting of the Board of Directors after the Annual Meeting of Shareholders.

Patrick M. Flynn has served as President and Chief Executive Officer since October 2001.  He has served as the Director of Real Estate at Kimco Realty Corporation since May 2001.  Prior to joining us, from June 1995 to May 2001, Mr. Flynn was also a consultant at MIT Consulting.

Eldon D. Dietterick was appointed Executive Vice-President and Treasurer in October 2001. He has been employed by Blue Ridge and Big Boulder on a full-time basis since January 1985.  Prior to his appointment as Executive Vice-President and Treasurer, Mr. Dietterick served as the Secretary and Treasurer from October 1998 until October 2001.

Richard T. Frey has served as Vice-President of Blue Ridge and Big Boulder since October 2001.  From 1992 until October 2001, Mr. Frey was employed as our Director of Food Services at both Jack Frost and Big Boulder ski areas.

ITEM 2.  PROPERTIES

Blue Ridge Real Estate Company

The physical properties of Blue Ridge consist of approximately 18,790 acres owned by Blue Ridge and Northeast Land Company.  These properties include the Jack Frost Mountain Ski Area, the retail store leased to Wal-Mart, the Oxbridge Square Shopping Center in Richmond Virginia and the Coursey Commons Shopping Center in Baton Rouge, Louisiana, residential investment properties, a sewage treatment facility, corporate headquarters building, and other miscellaneous facilities.

Ski Facilities

The Jack Frost Mountain Ski Area, which has been under lease to Jack Frost Mountain Company since June 1, 1981, is located near White Haven, Carbon County, Pennsylvania, and commenced operations in December 1972.  The Jack Frost Mountain Ski Area consists of 21 slopes and trails including a snowboard slope, snow tubing hill, four double chairlifts, two triple chairlifts, one quad chairlift, one dual double chairlift and various buildings, including a Summit Lodge with food service, a cocktail lounge, a ski shop, and a ski rental shop.  The total lift capacity per hour is 13,200 skiers.  These lifts are in good condition and are operated as needed during the ski season.  These facilities are situated on approximately 473 acres owned by Blue Ridge and leased to Jack Frost Mountain Company.

Real Estate Management Operations

On June 1, 2004, Oxbridge Square Shopping Center located in Richmond, Virginia was acquired by Oxbridge Square Shopping Center, LLC, a newly-formed and wholly-owned subsidiary of Blue Ridge Real Estate Company that was formed under the laws of the Commonwealth of Virginia.  The center consists of 14.37 acres, with approximately 127,801 square feet.  As of October 31, 2004, there were 25 tenants with an occupancy rate of 78%.

On June 23, 2004, Coursey Commons Shopping Center located in East Baton Rouge Parish, Louisiana, was acquired by Coursey Commons Shopping Center, LLC, Coursey Creek, LLC, and Cobble Creek, LLC, all newly-formed and wholly-owned subsidiaries of Blue Ridge Real Estate Company that were formed under the laws of the State of Louisiana.  The center consists of 9.43 acres, with approximately 67,755 square feet.  As of October 31, 2004, there were 15 tenants with an occupancy rate of 83%.

Blue Ridge owns 18,689 acres of land which are predominately located in the Pocono Mountains.  The majority of this property is leased to various hunting clubs.  Blue Ridge also owns several cottages in the area that are leased to private individuals. Blue Ridge owns nine residential investment properties located in our various resort communities.

Blue Ridge owns and leases to Jack Frost Mountain Company a sewage treatment facility to serve the resort housing at Jack Frost Mountain.

Blue Ridge also owns The Sports Complex at Jack Frost Mountain, which consists of a swimming pool, fitness trail, tennis courts and accompanying buildings.

Blue Ridge also owns The Stretch, an exclusive member-only fishing club located along a two mile stretch of the Tunkhannock Creek.

Blue Ridge’s Corporate Office Building is located on Route 940 and Mosey Wood Road.

Northeast Land Company owns 101 acres of land located in the Pocono Mountains.  Northeast Land Company owns two residential investment properties located in our various resort communities.

Big Boulder Corporation

The physical properties owned by Big Boulder consist of approximately 925 acres located in the Pocono Mountains.  The properties include the Big Boulder Ski Area, a sewage treatment facility, the Mountain’s Edge Restaurant and the Big Boulder Lake Club.

Ski Facilities

The Big Boulder Ski Area’s physical properties were leased to Lake Mountain Company on June 1, 1983, and are located in Kidder Township, Carbon County, Pennsylvania.  Big Boulder Ski Area commenced operations in 1947. The Big Boulder Ski Area contains 14 slopes and trails, including a snowboard terrain park, snow tubing hill, five double chairlifts, two triple chairlifts, and various buildings, including a base lodge that provides food service, a cocktail lounge, a ski shop and a ski rental service.  The total lift capacity per hour is 9,600 skiers.  These lifts are in good condition and are operated as needed during the ski season.  These facilities are situated on approximately 90 acres owned by Big Boulder.

Real Estate Management Operation

A sewage treatment facility was constructed by Big Boulder Corporation to serve the resort housing within the Big Boulder tract.  The facility has the capacity of treating 225,000 gallons per day.  Big Boulder Corporation constructed the Mountain’s Edge Restaurant which consists of 8,800 square feet and is located on the east shore of Big Boulder Lake, Kidder Township, Carbon County, Pennsylvania.  The facility, which is leased to a private operator, commenced operations in May 1986. The restaurant has dining capacity for 100 patrons.

Big Boulder also owns the Big Boulder Lake Club, which includes a 175-acre lake, swimming pool, tennis courts, boat docks and accompanying buildings.

ITEM 3.   LEGAL PROCEEDINGS

We are presently a party to certain lawsuits arising in the ordinary course of our business.  We believe that none of our current legal proceedings will be material to our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of the fiscal year ended October 31, 2004.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market price of and dividends on our common stock is incorporated by reference to the section entitled “Stock and Dividend Information” in our 2004 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

Recent Sales of Unregistered Securities

During the fiscal year ended October 31, 2004, we granted stock options to purchase 32,000 shares of our common stock, at a weighted average price of $17.75 per share, to our employees, officers and directors.  We filed a registration statement on Form S-8 on September 1, 2004 with the Securities and Exchange Commission to register the shares of our common stock underlying the options.  All of such option grants were granted at the then current fair value of our common stock.

We did not employ an underwriter in connection with the issuance of the securities described above.  We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution.  All recipients had adequate access to information about us.

ITEM 6. SELECTED FINANCIAL DATA

This information is incorporated by reference to the section entitled “Selected Financial Data” in our 2004 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K). This information should be read together with our Combined Financial Statements and related footnotes (included in Exhibit 13.1 to this Annual Report on Form 10-K) and the discussion of risk factors below.

RISK FACTORS

Our business faces significant risks. Some of the following risks relate principally to our business and the industry and statutory and regulatory environment in which we operate. Other risks relate principally to the securities markets and ownership of our stock. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Risks Related to Our Business and Our Industry

Our business is highly seasonal and unfavorable weather conditions can adversely affect our business.

Ski resort operations are highly seasonal.  A majority of our revenues are realized during the ski season from late November through the end of March.  A significant portion of our ski operations segment revenues and approximately 34% of annual skier visits were generated during the Christmas and Presidents’ Day vacation weeks in the fiscal year ended October 31, 2004.

A high degree of seasonality in our revenues increases the impact of certain events on our operating results.  Adverse weather conditions, access route closures, equipment failures, and other developments of even moderate or limited duration occurring during our peak business periods could reduce our revenues.  Adverse weather conditions can also increase power and other operating costs associated with snowmaking or could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions.  Furthermore, unfavorable weather conditions, regardless of actual skiing conditions, can result in decreased skier visits and the early ski season snow conditions and skier perception of early ski season snow conditions influence the momentum and success of the overall ski season.  There is no way for us to predict future weather patterns or the impact that weather patterns may have on the results of operations or visitation.

We depend on a seasonal workforce.

Our mountain and lodging operations are largely dependent on a seasonal workforce. We recruit to fill staffing needs each season. In addition, we manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place.  While we do not currently foresee the need to increase seasonal wages to attract employees, we cannot guarantee that such an increase will not be necessary in the future.  Increased seasonal wages or an inadequate workforce could have an adverse impact on our results of operations; however, we are unable to predict with any certainty whether such situations will arise or the potential impact on results of operations.

Changes in regional and national economic conditions could adversely affect our results of operations.

The skiing and real estate development industries are cyclical in nature and are particularly vulnerable to shifts in regional and national economic conditions.  Skiing and vacation unit rental and ownership are discretionary recreational activities entailing relatively high costs of participation, and any decline in the regional or national economies where we operate could adversely impact our skier visits, real estate sales and revenues.  Accordingly, our financial condition, particularly in light of our highly leveraged condition, could be adversely affected by any weakening in the regional or national economy.

We operate in a highly competitive industry which makes maintaining our customer base a difficult task.

The skiing industry is highly competitive and capital intensive.  Our competitors include major ski resorts throughout the United States, Canada and Europe as well as other worldwide recreation resorts, including warm weather resorts and various alternative leisure activities.  Our competitive position depends on a number of factors, such as our proximity to population centers, the availability and cost of transportation to and within a resort, natural snowfall, the quality and coverage of snowmaking operations, resort size, the attractiveness of terrain, lift ticket prices, prevailing weather conditions, the appeal of related services, the quality and the availability of lodging facilities, and resort reputation.  In addition, some of our competitors have greater competitive positions and relative ability to withstand adverse developments.  There can be no assurance that our competitors will not be successful in capturing a portion of our present or potential customer base.

We are subject to litigation in the ordinary course of business.

We are, from time to time, subject to various legal proceedings and claims, either asserted or unasserted. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. While management believes we have adequate insurance coverage and accrued loss contingencies for all known matters, we cannot assure that the outcome of all current or future litigation will not have a material adverse effect on us.

Our business is subject to heavy environmental and land use regulation.

We are subject to a wide variety of federal, state and local laws and regulations relating to land use and development and to environmental compliance and permitting obligations, including those related to the use, storage, discharge, emission and disposal of hazardous materials.  Any failure to comply with these laws could result in capital or operating expenditures or the imposition of severe penalties or restrictions on our operations that could adversely affect our present and future resort operations and real estate development.  In addition, these laws and regulations could change in a manner that materially and adversely affects our ability to conduct our business or to implement desired expansions and improvements to our facilities.

Implementation of existing and future legislation, rulings, standards and interpretations from the FASB or other regulatory bodies could affect the presentation of our financial statements and related disclosures.

Future regulatory requirements could significantly change our current accounting practices and disclosures. Such changes in the presentation of our financial statements and related disclosures could change your interpretation or perception of our financial position and results of operations.

A disruption in our water supply would impact our snowmaking capabilities and impact our operations.

Our operations are heavily dependent upon our ability, under applicable federal, state and local laws, regulations, permits, and licenses or contractual arrangements, to have access to adequate supplies of water with which to make snow and otherwise conduct our operations.  There can be no assurance that applicable laws and regulations will not change in a manner that could have an adverse effect on our operations, or that important permits, licenses or agreements will not be cancelled or will be renewed on terms as favorable as the current terms.  Any failure to have access to adequate water supplies to support our current operations and anticipated expansion would have a material adverse effect on our financial condition and result of operations.

Terrorist acts upon the United States and acts of war (actual or threatened) could have a material adverse effect on us.

The terrorist acts carried out against the United States on September 11, 2001 have had an adverse effect on the global travel and leisure industry.  The war with Iraq and its aftermath also had materially adverse effects.  Additional terrorist acts against the United States and the threat of or the actual act of war by or upon the United States could result in further degradation of discretionary travel, upon which our operations are highly dependent.  Such degradation could have a material adverse impact on our results of operations.

If we are unable to retain our key executive personnel and hire additional personnel as required, our business and prospects for growth could suffer.

We believe that our operations and future development are dependent upon the continued services of our key executive personnel.  Moreover, we believe our future success will depend in large part upon our ability to attract, retain and motivate highly skilled management employees.  If one or more members of our management team or other key personnel become unable or unwilling to continue in their present positions and if additional key personnel cannot be hired as needed, our business and prospects for growth could be materially adversely affected.

Competition and market conditions relating to our real estate management operations could adversely affect our operating results.

We face competition from similar retail centers that are near our retail properties with respect to the renewal of leases and re-letting of space as leases expire. Any new competitive properties that are developed close to our existing properties also may impact our ability to lease space to creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements could adversely affect our results of operations. Also, to the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and adversely affect our results of operations.

Our retail properties are subject to adverse market conditions such as population trends and changing demographics, income, sales and property tax laws, availability and costs of financing, construction costs and weather conditions that may increase energy costs, any of which could adversely affect our results of operations. If the sales of stores operating at our properties were to decline significantly due to economic conditions, the risk that our tenants will be unable to fulfill the terms of their leases or will enter into bankruptcy may increase. Economic and market conditions have a substantial impact on the performance of our anchor and other tenants and may impact the ability of our tenants to make lease payments and to renew their leases. If, as a result of such tenant difficulties, our properties do not generate sufficient income to meet our operating expenses, including debt service, our results of operations would be adversely affected.

The cyclical nature of the forest products industry could adversely affect our timbering operations.

Our results of operations are affected by the cyclical nature of the forest products industry.  Historical prices for logs and wood products have been volatile, and we, like other participants in the forest products industry, have limited direct influence over the time and extent of price changes for logs and wood products. The demand for logs and wood products is affected primarily by the level of new residential construction activity and, to a lesser extent, repair and remodeling activity and other industrial uses. The demand for logs is also affected by the demand for wood chips in the pulp and paper markets. These activities are, in turn, subject to fluctuations due to, among other factors:

•

changes in domestic and international economic conditions;

•

interest rates;

•

population growth and changing demographics; and

•

seasonal weather cycles (e.g., dry summers, wet winters).

Decreases in the level of residential construction activity generally reduce demand for logs and wood products. This results in lower revenues, profits and cash flows in our timbering operations segment. In addition, industry-wide increases in the supply of logs and wood products during favorable price environments can also lead to downward pressure on prices. Timber owners generally increase production volumes for logs and wood products during favorable price environments. Such increased production, however, when coupled with even modest declines in demand for these products in general, could lead to oversupply and lower prices.

Our summer recreation operations are subject to adverse weather conditions and other factors that can adversely affect our business.

Our summer recreation operations involve outdoor activities such as paintball, festivals, boating, swimming and tennis. Because most of our summer attractions involve outdoor activities, attendance is adversely affected by bad weather. Bad weather and forecasts of bad or mixed weather conditions can reduce the number of people who come to visit our summer recreation centers, which negatively affects our revenues.  Our summer operation centers compete with water parks and amusement parks and with other types of recreational facilities and forms of entertainment, including movies, sports attractions and vacation travel. Our summer recreation operations are also subject to factors that affect the recreation and leisure industries generally, such as general economic conditions and changes in consumer spending habits.

Our future growth and real estate development requires additional capital whose availability is not assured.

We intend to make significant investments in our resorts and rental properties to maintain our competitive position. We spent approximately $18,689,878 for the fiscal year ended October 31, 2004, $2,661,513 and $3,149,214 for the fiscal years ended October 31, 2003 and 2002.  The capital expenditures for the fiscal year ended October 31, 2004 were primary attributed to the section 1031 tax deferred exchange of the Dreshertown Shopping Center and the subsequent purchase of the Oxbridge Square and Coursey Commons shopping centers.  The capital expenditures for the fiscal years ended October 31, 2003 and 2002 were primarily related to our ski operations.  We expect to continue making substantial resort capital expenditures and investments in real estate development. We have not yet finalized a budget for the fiscal year 2005; however, at this time, we anticipate capital expenditures will be approximately $1,000,000 for our ski operations and in excess of $5,000,000 for real estate development.  Based on the status of several specific real estate projects, we will continue to invest significant amounts in real estate over the next several years. We could finance future expenditures from any of the following sources:

•

cash flow from operations;

•

bank borrowings;

•

public offerings of debt or equity;

•

private placements of debt or equity;

•

non-recourse, sale leaseback or other financing; or

•

some combination of the above.

We might not be able to obtain financing for future expenditures on favorable terms or at all.

Future changes in the real estate market could affect the value of our investments.

We have extensive real estate holdings near our mountain resorts and elsewhere in the United States.  The value of our real property and the revenue from related development activities may be adversely affected by a number of factors, including:

•

national and local economic climate;

•

local real estate conditions (such as an oversupply of space or a reduction in demand for real estate in an area);

•

attractiveness of the properties to prospective purchasers and tenants;

•

competition from other available property or space;

•

our ability to obtain adequate insurance;

•

unexpected construction costs or delays;

•

government regulations and changes in real estate, zoning, land use, environmental or tax laws;

•

interest rate levels and the availability of financing; and

•

potential liabilities under environmental and other laws.

We are subject to risks with respect to the development of a golf course at Jack Frost Mountain prior to having firm contracts from builders to purchase any of the residential lots in the surrounding golf course community.

We have completed the design of a golf course and plan to enter into a firm contract for the construction of a golf course at Jack Frost Mountain.  While we currently have interest from two nationally-recognized home builders for the development of a surrounding community, we do not have any firm offers from any of the interested builders.  If, at the completion of the golf course, we do not have firm contracts with home builders, we may consider developing a portion of the residential community on our own, and possibly in conjunction with the sale of some lots to other builders.  There are risks associated with developing a residential community, including potential changes in the real estate market, delays in construction due to adverse weather conditions, changes in the economy and changes in interest rates, which we may be subject to if we develop the golf course prior to having firm contracts with home builders and which could have a material adverse effect on us and our results of operations.

We may be unable to timely comply with the requirements of the Sarbanes-Oxley Act relating to the assessment by us and our independent registered public accounting firm of the effectiveness of our internal controls over financial reporting, which could adversely affect our business.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission, or SEC, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We expect that this requirement will first apply to our annual report on Form 10-K for our fiscal year ending October 31, 2005.  If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of October 31, 2005 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

We are a small company with limited resources.  While we plan to expand our staff, we may encounter substantial difficulty attracting qualified personnel with requisite experience due to the high level of competition for experienced financial professionals.  In addition, because our corporate offices are outside a metropolitan area, we may have added difficulty finding qualified professionals to join us.  Furthermore, we will have to improve internal controls as they relate to the matters described in the next risk factor.  Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply with applicable deadlines.

We have been advised of three material weaknesses as well as two reportable conditions in our financial controls relating to the accuracy and timeliness of our financial reporting.

In connection with the audit of our financial statements for the fiscal year ended October 31, 2004, our auditors communicated to the audit committee of our board of directors two reportable conditions involving our internal financial and disclosure controls.  Reportable conditions involve matters coming to the attention of our accountants relating to significant deficiencies in the design or operation of internal controls that, in their judgment, could adversely affect our ability to initiate, record, process and report financial data consistent with the assertions of management in the financial statements.  The reportable conditions related to inadequate controls over processing ski revenue and failing to perform physical inventories over the ski inventory at regular intervals.

The auditors also noted three reportable conditions that they considered to be material weaknesses in our internal controls.  A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.  The material weaknesses noted by the auditors include their belief that our financial statement closing process does not meet current regulations and standards.  These material weaknesses and reportable conditions and the measures we are commencing to remediate the deficiencies are discussed in detail in this report under Item 9A., “Controls and Procedures.” Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  Disclosure of material weaknesses could reduce the market’s confidence in our financial statements and affect our stock price.

Risks Related to Our Common Stock

The exercise of outstanding options may dilute your ownership of our common stock.

As of January 25, 2005, options to acquire 63,000 shares of our common stock were outstanding, exercisable at per share prices ranging from $6.75 to $17.75, with a weighted average exercise price of $10.52 and a weighted average remaining contractual life of 4.3 years.

We do not expect to pay dividends on our common stock.

Although we have previously declared and paid dividends on our common stock in the past, we do not anticipate declaring or paying any dividends in the foreseeable future. We plan to retain any future earnings to finance the continued expansion and development of our business. As a result, our dividend policy could depress the market price for our common stock.

We are effectively controlled by Kimco Realty Services, Inc., and other shareholders have little ability to influence our business.

As of January 25, 2005, Kimco Realty Services, Inc., a wholly-owned subsidiary of Kimco Realty Corporation, owned at least 1,012,579 shares, or approximately 52% of our outstanding voting stock. Kimco Realty Services is able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approvals of significant corporate action such as mergers and other business combination transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control over us unless it is supported by Kimco Realty Services.  Accordingly, your ability to influence us through voting your shares is very limited.

Michael J. Flynn, the Chairman of our board of directors, is also President, Chief Operating Officer and Vice Chairman of the board of directors of Kimco Realty Corporation.  In addition, Patrick M. Flynn, who serves as one of our directors and is our President and Chief Executive Officer, is the Director of Real Estate at Kimco Realty Corporation.  Finally, Milton Cooper, who serves as one of our directors, also serves as Chief Executive Officer and Chairman of the board of directors of Kimco Realty Corporation.

Our common stock is thinly traded. Our stock price may fluctuate more than the stock market as a whole.

As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies.  Of the 1,949,130 shares of our common stock outstanding as of January 25, 2005, approximately 48% are beneficially owned by persons other than Kimco Realty Services, our controlling shareholder.  Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

We will continue to incur increased costs as a result of being a public company subject to the Sarbanes-Oxley Act of 2002 and our management faces challenges in implementing those requirements.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, the Commission, has required changes in corporate governance practices of public companies.  We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  For example, as a result of the Sarbanes-Oxley Act and related rules adopted by the Commission, we have created additional board committees and are adopting comprehensive new policies regarding internal controls and disclosure controls and procedures. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur, particularly those relating to implementation of new requirements relating to assessment of internal controls, or the timing of such costs.

Our shareholders may perceive a conflict of interest because we do not currently maintain an independent audit committee.

Our audit committee is made up of three individuals: Eldon D. Dietterick, Patrick M. Flynn and Michael J. Flynn.  Mr. Dietterick is our Executive Vice-President and Treasurer.  Messrs. Patrick Flynn and Michael Flynn serve as members of our board of directors and are also employed by Kimco Realty Corporation, the parent company of Kimco Realty Services, Inc.  Although we are exempt from regulations mandating an independent audit committee, our shareholders may perceive a conflict of interest because of our lack of an independent audit committee.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, supplementary data and related documents included in this Annual Report on Form 10-K are listed in Item 15(a), Part IV, of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

In connection with the audit of our financial statements for the fiscal year ended October 31, 2004, our auditors identified and reported to the audit committee of our board of directors three material weaknesses and two other matters involving internal control deficiencies considered to be reportable conditions under standards established by the Public Company Accounting Oversight Board (PCAOB).  Reportable conditions involve matters coming to the attention of our accountants relating to significant deficiencies in the design or operation of internal controls that, in their judgment, could adversely affect our ability to initiate, record, process and report financial data consistent with the assertions of management in the financial statements.  A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The three material weaknesses identified by our auditors were:

(1)  Our financial statement closing process does not satisfy current timing and accuracy regulations and standards relating to reporting financial information.  In connection with their audit, our auditors cited certain errors which required additional adjusting journal entries to correct.  Our auditors believe that the aggregate of all adjusting journal entries that we recorded were material to the financial statements taken as a whole. The errors identified by our auditors resulted primarily from inadequate reconciliation of certain accounts, insufficient review of accrual and reserve accounts in light of current circumstances, and incorrect application of generally accepted accounting principles related to accounting for income taxes and accounting for real estate development activities.

During Fiscal 2004, we entered into several 1031 tax deferred property exchanges.  Some of the errors cited by our auditors resulted from intricate interpretations regarding several of the 1031 tax deferred exchanges for commercial properties.  Additionally, errors related to inadequate reconciliation of certain accounts primarily resulted from a timing difference in the posting of mortgage payments made in the month prior to the due date.  This is the accounting method employed by the management company of our shopping centers.  We are currently working with the management company to reconcile these accounts in accordance with generally accepted accounting principles.  We are also actively looking to expand our accounting department to include an individual with a financial background in real estate.

(2)  Our system for tracking and reporting costs incurred in connection with land development does not satisfy the requirements of Statement of Financial Accounting Standards No. 67,

Accounting for Costs and Initial Rental Operations of Real Estate Projects, (SFAS 67).  More specifically, our auditors believe that we need to develop a system where costs incurred in connection with land development are allocated to sub-divisions, which will enable us to effectively match costs associated with the sale of individual residential units correctly and ensure that management can effectively assess the carrying value of capitalized costs for impairment, should such a condition exist.

We implemented project management software to help us track land development costs on the three levels required under SFAS 67 in response to the recommendations of our auditors.  Some reclassifications of previous real estate projects are ongoing.

(3)  The accounting department is understaffed.

We are actively looking to expand our accounting department to include an individual with a financial background in real estate.

The reportable conditions related to inadequate controls over processing ski revenue and failing to perform physical inventories over the ski inventory at regular intervals.

The material weaknesses and reportable conditions identified above, if unaddressed, could result in errors in our financial statements.

Management concurred with our auditor’s observations relating to controls over processing ski revenue and performing physical inventories.  We have evaluated these areas and are in the process of implementing appropriate internal control improvements.

Our management, with the participation of our President and Executive Vice President/Treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation and the material weaknesses described above, the President and Executive Vice President/Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not adequate to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We will continue to evaluate the material weaknesses and reportable conditions and will take all necessary action to correct the internal control deficiencies identified.  We will also further develop and enhance our internal control policies, procedures, systems and staff to allow us to mitigate the risk that material accounting errors might go undetected and be included in our financial statements.  Unless the material weaknesses described above are remedied, there can be no assurance that management will be able to assert that our internal control over financial reporting is effective in the management report required to be included in the annual report on Form 10-K for the year ended

October 31, 2005, pursuant to the rules adopted by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, when those rules take effect.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

The information required by this item concerning directors is incorporated by reference to our proxy statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K or an amendment to this Annual Report on Form 10-K/A.

The information required by this item concerning executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

Code of Ethics

We have adopted a Code of Ethics that applies to, among others, our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions. The Code of Ethics is attached hereto as Exhibit 14.1.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our proxy statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K or an amendment to this Annual Report on Form 10-K/A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our proxy statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K or an amendment to this Annual Report on Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our proxy statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K or an amendment to this Annual Report on Form 10-K/A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our proxy statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K or an amendment to this Annual Report on Form 10-K/A.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)(1) The following financial statements of ours, supplementary data and related documents are incorporated by reference to our 2004 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K):

•

Report of Independent Auditors on Combined Financial Statements, dated January 10, 2005.

•

Combined Statements of Operations and Earnings Retained in the Business for each of the years ended October 31, 2004, 2003 and 2002.

•

Combined Balance Sheets as of October 31, 2004 and 2003.

•

Combined Statements of Cash Flows for each of the years ended October 31, 2004, 2003 and 2002.

•

Notes to Combined Financial Statements.

•

Quarterly Financial Information (unaudited).

 (a)(2) Financial Statement Schedules

The following is a list of financial statement schedules filed as part of this Annual Report on Form 10-K.  The report of Independent Auditors for the financial statement schedule appears on Page 25 of this Form 10-K.  All other schedules omitted herein are so omitted because either (1) they are not applicable, (2) the required information is shown in the financial statements, or (3) conditions are present which permit their omission, as set forth in the instructions pertaining to the content of financial statements:

   Schedules: III.  Real Estate and Accumulated Depreciation

 (a)(3) Exhibits, Including Those Incorporated by Reference

   The following is a list of Exhibits filed as part of this Annual Report on Form 10-K.  Where so indicated by a parenthetical, Exhibits that were previously filed are incorporated by reference.  For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is also indicated in parentheses.

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Blue Ridge Real Estate Company
3.2	Restated Articles of Incorporation of Big Boulder Corporation
3.3	Bylaws of Blue Ridge Real Estate Company, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.3 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
3.4	Bylaws of Big Boulder Corporation, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.4 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
4.1	Revised Specimen Unit Certificate Evidencing Shares of Registrants’ Common Stock (filed August 28, 1990 as an Exhibit to Form 10-K and incorporated herein by reference)
4.2	Security Combination Agreement between Blue Ridge Real Estate Company and Big Boulder Corporation (filed September 23, 1967 as Exhibit b-3 to Form 10 and incorporated herein by reference)
10.1

Standby Securities Purchase Agreement, dated as of January 4, 2005, by and among Blue Ridge Real Estate Company, Big Boulder Corporation and Kimco Realty Services, Inc. (filed January 5, 2005 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.2	Construction Line of Credit Mortgage Note, Manufacturers and Traders Trust Company (filed as Exhibit 10.2 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
10.3	First Mortgage, NorthMarq Capital (formerly Principal Mutual), Building leased to Wal-Mart (filed August 26, 1991 as Exhibit 10.1.6 to Form 10-K and incorporated herein by reference)
10.4	LIBOR Term Note, Manufacturer and Traders Trust Company (filed January 29, 2003 as Exhibit 99.13 to Form 10-K and incorporated herein by reference)
10.5	Mortgage, Manufacturer and Traders Trust Company, 187 Midlake Condominiums, Lake Harmony, Carbon County (filed February 13, 2004 as Exhibit 10.6 to Form 10-K and incorporated herein by reference)
10.6	Mortgage, Manufacturer and Traders Trust Company, 240 Midlake Condominiums, Lake Harmony, Carbon County (filed February 13, 2004 as Exhibit 10.8 to Form 10-K and incorporated herein by reference)
10.7	Mortgage, Manufacturer and Traders Trust Company, 366 Laurelwoods, Lake Harmony, Carbon County (filed February 13, 2004 as Exhibit 10.9 to Form 10-K and incorporated herein by reference)
10.8	Mortgage, Manufacturer and Traders Trust Company, 373 Laurelwoods, Lake Harmony, Carbon County (filed February 13, 2004 as Exhibit 10.10 to Form 10-K and incorporated herein by reference)

10.9	Mortgage, Manufacturer and Traders Trust Company, 374 Laurelwoods, Lake Harmony, Carbon County (filed February 13, 2004 as Exhibit 10.11 to Form 10-K and incorporated herein by reference)
10.10	Mortgage, Manufacturer and Traders Trust Company, 251 Snow Ridge Village, White Haven, Carbon County (filed February 13, 2004 as Exhibit 10.15 to Form 10-K and incorporated herein by reference)
10.11	Mortgage, Manufacturer and Traders Trust Company, 241 Snow Ridge Village, White Haven, Carbon County
10.12	Mortgage, Manufacturer and Traders Trust Company, 155 Midlake Condominiums, Lake Harmony, Carbon County
10.13	Mortgage, Manufacturer and Traders Trust Company, 63 Blue Heron Village, Lake Harmony, Carbon County
10.14	Mortgage, Manufacturer and Traders Trust Company, 513 Laurelwoods, Lake Harmony, Carbon County
10.15	Assumption and Release Agreement, Oxbridge Square Shopping Center, Richmond, Virginia
10.16	Certificate of Assumptor, Oxbridge Square Shopping Center, Richmond, Virginia
10.17	Mortgage, JP Morgan Chase Bank, Coursey Commons Shopping Center, Baton Rouge, Louisiana
10.18	Site Development Mortgage Note, Manufacturers and Traders Trust, construction loan for Laurelwoods Infrastructure.
10.19	Demand Note, Manufacturers and Traders Trust for working capital in lieu of Standby Securities Purchase commitment from Kimco Realty Services, Inc.
10.20	Acquisition of Building leased to Wal-Mart (filed August 26, 1991 as Exhibit 10.2.4 to Form 10-K and incorporated herein by reference)
10.21	Lease Agreement with Wal-Mart in Laurens, South Carolina (filed August 29, 1995 as Exhibit 10.3.1 to Form 10-K and incorporated herein by reference)
10.22	Lease Agreement with Wal-Mart Real Estate Business Trust, dated May 30, 2003 (filed as Exhibit 10.12 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
10.23	Lease Agreement with Ukrop’s Supermarkets, Inc., dated November 2, 1979, as amended (filed as Exhibit 10.13 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
10.24*	Form of Amended and Restated Stock Option Agreement (filed January 5, 2005 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)
10.25*	Schedule of Optionees and Material Terms of Amended and Restated Stock Option Agreements (filed January 5, 2005 as Exhibit 10.3 to Form 8-K and incorporated herein by reference)

13.1	Portions of the Companies’ Fiscal 2004 Annual Report to Shareholders incorporated herein by reference
14.1	Code of Ethics
21.1	List of all subsidiaries of the Registrants
23.1	Consent of Parente Randolph
31.1	Certification of principal executive officer of the Companies, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer of the Companies, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer of the Companies, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer of the Companies, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management or compensatory contract required to be filed pursuant to Item 15(c) of the requirements for Form 10-K reports

Copies of Exhibits are available to Shareholders by contacting Christine A. Liebold, Secretary, Blakeslee, PA 18610. A charge of $.25 per page to cover the Registrants’ expenses will be made.

 (b) Reports on Form 8-K

   We filed the following Reports on Form 8-K or Form 8-K/A during the last quarter of the fiscal year covered by this report:

    1.  August 6, 2004 — Item 7 — Financial Statements and Pro Forma Financial Information relating to the Acquisition of Oxbridge Square Shopping Center in Richmond, Virginia.

    2.  October 6, 2004 — Item 9.01 — Financial Statements and Pro Forma Financial Information relating to the Acquisition of Coursey Commons Shopping Center in Baton Rouge, Louisiana.

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

By:/s/ Patrick M. Flynn

By: /s/ Eldon D. Dietterick

   Patrick M. Flynn

      Eldon D. Dietterick

   President and Chief

      Executive Vice-President and

   Executive Officer

      Treasurer

   Dated:  February 11, 2005

      Dated:  February 11, 2005

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

       Signature

Title

Date

/s/ Michael J. Flynn

February 11, 2005

Michael J. Flynn

Chairman of the Board

/s/ Patrick M. Flynn

February 11, 2005

Patrick M. Flynn

President, Chief Executive

Officer and Director

(principal executive officer)

/s/ Eldon D. Dietterick

February 11, 2005

Eldon D. Dietterick

Executive Vice-President and Treasurer

(principal financial and accounting officer)

/s/ Milton Cooper

February 11, 2005

Milton Cooper

Director

/s/ Wolfgang Traber

February 11, 2005

Wolfgang Traber

Director

Report of Independent Registered Public Accounting Firm

On Financial Statement Schedules

To the Shareholders of

Blue Ridge Real Estate Company and

Big Boulder Corporation:

We have audited the combined financial statements of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the “Companies”) as of October 31, 2004 and 2003, and for each of the three years in the period ended October 31, 2004, and have issued our report thereon dated January 27, 2005; such financial statements and report are included in your October 31, 2004 Annual Report to Shareholders and are incorporated herein by reference.  Our audits also included the combined financial statement schedules of the Companies listed in Item 15.  These financial statement schedules are the responsibility of the Companies’ management.  Our responsibility is to express an opinion based on our audit.  In our opinion, such combined financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Parente Randolph, PC

Wilkes-Barre, Pennsylvania

January 10, 2005, except for

Note 5 and Note 6 paragraph (b), as

to which the date is January 27, 2005

Combined Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION OCTOBER 31, 2004

COLUMN A	COLUMN B	COLUMN C	COLUMN D
		Initial Cost to company	Cost Capitalized Subsequent to Acquisition
Description	Encumbrances	Land	Buildings and Improvements	Improvements
Land located in N.E. PA including various improvements		1,867,766	49,915	5,575,561
Corporate Building			282,918	187,989
Building Leased to Others, Eastern PA Exchanged Asset – Shopping Center, Richmond, VA	4,053,000	1,829,327	7,317,310	0
Shopping Center, Baton Rouge, LA	7,700,000	2,208,165	8,861,839	0
Laurens, SC	1,600,000	276,000	1,914,470	0
Other			3,848,616	0
Total	13,353,000	6,184,258	22,275,068	5,763,550

	Column E			Column F
	Gross Amount at which carried at close of Period (1) (2)
	Land	Building Improvements	Total	Accumulated Depreciation
Land located in N.E. PA including various improvements	2,576,275	5,296,111	7,872,386	4,383,944
Corporate Building		496,092	496,092	326,059
Building Leased to Others Eastern PA Exchanged Asset – Shopping Center, Richmond, VA	1,829,327	7,317,310	9,146,637	93,806
Shopping Center, Baton Rouge, LA	2,208,165	8,861,839	11,070,004	66,211
Laurens, SC	276,000	1,914,470	2,190,470	888,100
Other	0	3,848,616	3,848,616	1,485,496
Total	6,889,767	27,734,438	34,624,205	7,243,616

	Column G	Column C	Column D
	Date of Construction	Date Acquired	Life on which Depreciation in latest income Statement is computed
Land located in NE PA including various improvements	Various	Various	5 to 30 Yrs
Corporate Building		1982	10 to 30 Yrs
Buildings leased to others Exchanged Assets Shopping Centers	N/A	Various	5 to 30 Yrs
Laurens, SC	N/A	Various	5 to 30 Yrs
Other	N/A	Various	5 to 30 Yrs

(1) Activity for the fiscal years ended October 31, 2004, October 31, 2003, and October 31, 2002 is as follows:

	10/31/04	10/31/03	10/31/02
Balance at beginning of year	19,388,043	17,975,418	17,890,456
Additions during year:
Improvements	21,538,268	1,693,507	86,115
(Reclassify)	0	0	0
	40,926,311	19,668,925	17,976,571
Deductions during year:
Cost of Real Estate sold	6,302,106	280,882	1,153
Balance at end of year	34,624,205	19,388,043	17,975,418

(2) The aggregate cost for Federal Income Tax purposes at October 31, 2004 is $21,499,656.

(3) Activity for the fiscal years ended October 31, 2004, October 31, 2003, and October 31, 2002 is as follows:

	10/31/04	10/31/03	10/31/02

Balance at beginning of year	9,011,570	8,640,154	8,191,729
Reductions during year:
(Reclassification)	0	0	(13,651)
Current year depreciation	1,505,787	504,807	462,077
Less retirements	(3,273,741)	(133,391)	0
Balance at end of year	7,243,616	9,011,570	8,640,154