Form 10-Q
period 2005-01-31
BLUE RIDGE REAL ESTATE CO
filed 2005-03-17
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:	Blue Ridge 0-28-44
Big Boulder 0-28-43

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(exact name of Registrants as specified in their charters)

State or other jurisdiction of incorporation or organization: Pennsylvania

I.R.S. Employer Identification Number:	24-0854342 (Blue Ridge)
24-0822326 (Big Boulder)

Address of principal executive office:   Route 940 and Moseywood Road, Blakeslee, Pennsylvania

Zip Code:   18610

Registrant's telephone number, including area code:  (570) 443-8433

     Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange Act of 1934 during the  preceding 12 months (or for such period that the  registrant was  required  to file such  reports)  and (2) has been  subject to such  filing requirements for the past 90 days.

YES___X____          NO__________

     Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

YES________          NO_____X____

      The number of shares of the registrants’ common stock outstanding as of the close of business on March 4, 2005 was 1,949,130 shares.*

*Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (referred to as the "Companies") and under the by-laws of the Companies, shares of the Companies are combined in unit certificates, each certificate representing the same number of shares of each of the Companies.  Shares of each Company may be transferred only together with an equal number of shares of the other Company.  For this reason, a combined Blue Ridge/Big Boulder Form 10-Q is being filed.  Except as otherwise indicated, all information applies to both Companies.

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Condensed Balance Sheets January 31, 2005 and October 31, 2004

1

Combined Condensed Statements of Operations - Three Months ended

January 31, 2005 and 2004

3

Combined Condensed Statements of Cash Flows - Three Months Ended

January 31, 2005 and 2004

4

Notes to Financial Statements

5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

17

Item 4.  Controls and Procedures

17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 5.  Other Matters

19

Item 6.  Exhibits

20

Signatures

21

Index

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION AND SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS

ASSETS

	(UNAUDITED)
	January 31,	October 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents (all funds are interest bearing)	$343,671	$89,739
Accounts receivable and mortgages receivable	667,703	506,993
Amounts due from escrow	2,682,337	0
Inventories	255,243	246,394
Prepaid expenses and other current assets	642,227	833,658
Deferred tax asset	85,000	85,000
Total current assets	4,676,181	1,761,784
Cash held in escrow	0	134,907
Mortgages receivable noncurrent	336,152	299,986
Land and land development costs (5,124 acres per land ledger)	5,813,955	4,527,937
Properties:
Land held for investment, principally unimproved (12,226 and
14,615, respectively, acres per land ledger)	6,532,945	6,647,345
Land improvements, buildings and equipment – ski	44,179,813	43,636,015
Land improvements, buildings and equipment - commercial	24,245,532	24,364,105
Land improvements, buildings and equipment	3,104,451	3,083,062
	78,062,741	77,730,527
Less accumulated depreciation and amortization	39,558,358	38,993,172
	38,504,383	38,737,355
	$49,330,671	$45,461,969

See accompanying notes to unaudited financial statements.

Index

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION AND SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	(UNAUDITED)
	January 31,	October 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2005	2004
Current Liabilities:
Notes payable - line of credit	$1,420,000	$1,493,000
Notes payable - demand note	2,500,000	2,500,000
Current installments of long-term debt and capital lease obligations	943,722	1,010,746
Accounts and other payables	1,605,690	1,708,615
Accrued claims	84,175	99,282
Deferred revenue	621,684	747,638
Accrued pension expense	598,815	606,406
Accrued liabilities	849,956	699,959
Total current liabilities	8,624,042	8,865,646
Long-term debt and capital lease obligations, less current installments	15,609,590	14,871,062
Deferred income non-current	515,631	515,631
Other non-current liabilities	5,496	5,764
Deferred income taxes	6,601,000	5,434,000
Commitments and contingencies
Combined shareholders' equity:
Capital stock, without par value, stated value $.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,231,148 and 2,198,148 shares, respectively	669,344	659,444
Capital in excess of stated value	1,905,048	1,461,748
Compensation recognized under employee stock plans	200,900	200,900
Earnings retained in the business	17,285,027	15,533,181
	20,060,319	17,855,273

Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
	17,974,912	15,769,866
	$49,330,671	$45,461,969

See accompanying notes to unaudited financial statements.

Index

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2005 & 2004

(UNAUDITED)

	2005	2004
Revenues:
Ski operations	$4,466,614	$4,907,632
Real estate management	689,352	884,228
Summer recreation operations	55,646	104,752
Land resource management	3,749,317	667,876
Rental income	638,075	84,998
	9,599,004	6,649,486
Costs and expenses:
Ski operations	3,827,493	5,105,414
Real estate management	622,549	814,008
Summer recreation operations	86,756	181,897
Land resource management	1,103,896	116,302
Rental income	333,545	38,680
General and administration	366,177	207,811
	6,340,416	6,464,112
Income from continuing operations	3,258,588	185,374

Other income (expense):
Interest and other income	9,436	1,624
Interest expense	(349,178)	(157,708)
	(339,742)	(156,084)

Income from continuing operations before income taxes	2,918,846	29,290

Provision for income taxes	1,167,000	12,000

Net income before discontinued operations	1,751,846	17,290

Discontinued operations	0	182,726

Provision for income taxes on discontinued operations	0	73,000

Net income from discontinued operations	0	109,726

Net income	$1,751,846	$127,016

Basic earnings per weighted average combined share:
Net income before discontinued operations	$0.91	$0.01
Net income from discontinued operations	0.00	0.06
Net income	$0.91	$0.07

Diluted earnings per weighted average combined share:
Net income before discontinued operations	$0.88	$0.01
Net income from discontinued operations	0.00	0.06
Net income	$0.88	$0.07

See accompanying notes to unaudited financial statements.

Index

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2005 & 2004

(UNAUDITED)

	2005	2004
Cash Flows (Used in) Provided By Operating Activities:
Net income	$1,751,846	$127,016
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	628,798	1,047,931
Deferred income taxes	1,167,000	85,000
Gain on sale of assets	0	(600)
Changes in operating assets and liabilities:
Accounts receivable and mortgages receivable	(196,876)	(91,590)
Amounts due from escrow	(2,682,337)	0
Prepaid expenses & other current assets	182,582	(16,085)
Deferred operating costs	0	715,220
Land and land development costs	(1,286,018)	(411,873)
Accounts payable & accrued liabilities	24,106	298,434
Deferred revenue	(125,954)	(38,328)
Net cash (Used in) provided by operating activities	(536,853)	1,715,125
Cash Flows Used In Investing Activities:
Proceeds from sale of properties	640,446	600
Additions to properties	(1,036,272)	(751,860)
Cash held in escrow	134,907	(216,731)
Net cash used in investing activities	(260,919)	(967,991)
Cash Flows Provided By (Used In) Financing Activities:
Borrowings under short-term financing	4,160,000	2,652,000
Payment of short-term financing	(4,233,000)	(3,054,000)
Proceeds from long-term financing	1,309,994	0
Payment of long-term debt and capital lease obligations	(638,490)	(248,962)
Exercise of stock options	453,200	0
Net cash provided by (used in) financing activities	1,051,704	(650,962)
Net increase in cash & cash equivalents	253,932	96,172
Cash & cash equivalents, beginning of period	89,739	178,315
Cash & cash equivalents, end of period	$343,671	$274,487

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$381,239	$161,028
Income taxes	$3,970	$0

See accompanying notes to unaudited financial statements.

Index

NOTES TO UNAUDITED FINANCIAL STATEMENTS

     1.  The  combined  financial  statements  include the accounts of Blue Ridge Real Estate Company and its wholly-owned  subsidiaries  (Northeast Land Company, Jack Frost Mountain Company, Moseywood Construction Company, BRRE Holdings, Inc., Oxbridge square Shopping Center, LLC and Coursey Commons Shopping Center, LLC) and Big Boulder Corporation and its  wholly-owned  subsidiaries  (Lake  Mountain  Company and BBC  Holdings, Inc.).

     The combined financial statements as of and for the three month periods ended January 31, 2005 and 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Company’s 2004 Annual Report on Form 10-K. In the opinion of management, the accompanying combined financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

     Due to seasonal variations in the ski operations and intermittent revenues from land resource management, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

     2.  The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results.  Estimates are used in accounting for, among other things, inventory obsolescence, accounts and mortgages receivables, legal liability, insurance liability, depreciation, employee benefits, taxes, deferred revenue and contingencies.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Combined Condensed Financial Statements in the period they are determined to be necessary.

     Management believes that its accounting policies regarding accounts and notes receivable, long lived assets, revenue recognition and other reserves, among others, affect its more significant judgments and estimates used in the preparation of its Combined Condensed Financial Statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Management believes there have been no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2004.

     Certain amounts in the 2004 combined financial statements have been reclassified to conform to the 2005 presentation.  In addition, the Companies have reclassified the operating results of the Companies rental real estate property, Dreshertown Shopping Plaza, to report discontinued operations, in accordance with updated clarification and discussions provided under Emerging Issues Task Force (“EITF”) 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.  Upon evaluating the characteristics outlined in EITF 03-13, the Companies concluded that reclassification to discontinued operations is appropriate, and consistent with reporting in the Companies’ annual filing as of October 31, 2004.  Furthermore, the Companies do not believe that amendment of prior year quarterly filings would provide any further clarity or transparency, as the facts and circumstances surrounding the Companies’ plans to sell the shopping plaza were fully disclosed.

Index

     These reclassifications do not affect net income, as reported in previously filed Forms 10-K and   10-Q.

     Prior to Fiscal 2004, management’s estimate of deferred operating costs was primarily based on deferring costs directly related to ski operations in order to match those costs to the period in which ski operating revenues are recognized. Ski operating revenues are recognized principally over the months of December through March.  Effective April 1, 2004, the Companies elected to change their method of deferring certain ski operating costs incurred during the non-ski season.  Upon investigation of competitor’s practices, management has determined that a change in accounting principle should be made in order to report ski operations in accordance with the predominant industry practice used by similar operating companies.  Additionally, the Companies believe the new method better enables users of the financial statements, including management, to benchmark the Companies’ ski operations segment results against their competitors by removing the timing difference associated with matching certain ski operating costs incurred in a prior fiscal year against current fiscal year ski operating revenues.  There is no effect of this change in accounting principle on the financial statement reported in this current period.

     The following table summarizes the pro forma effect on income from operations, net income and earnings per share for the three months ended January 31, 2004, had the change in accounting principle been in effect previously.

Three Months Ended January 31, 2004

Income from continuing operations, as reported	$ 185,374

Effect of ski operating costs expensed in the period, that would have been previously expensed in the prior fiscal year	1,150,231

Pro forma income from continuing operations	$1,335,605

Net income, as reported	$ 127,016

Effect of ski operating costs expensed in the period, that would have been previously expensed in the prior fiscal year, net of tax effect	690,139

Pro forma net income	$ 817,155

Basic and diluted earnings per weighted average
combined share, as reported	$ 0.07

Effect on current period of change in accounting principle, net of tax	0.36

Pro forma basic and diluted earnings per weighted average combined share	$ 0.43

Index

     3. The Companies and the subsidiaries, under SFAS No. 131, operate in four business segments - Ski Operations, Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management.

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

     4. The amounts due from escrow are the consideration received for numerous sales of land and investment properties during the three months ended January 31, 2005.  Initially the transactions were intended to be recorded as section 1031 tax deferred exchanges, and therefore the monies were placed in escrow with First American Exchange Corporation (a third party intermediary).  Management made the decision to recognize the resulting gains in Fiscal 2005 thereby utilizing available tax net operating losses.

     5. The provision for income taxes for the three months ended January 31, 2005 represents the estimated annual effective tax rate for the year ending October 31, 2005.  The effective income tax rate for the first three months of Fiscal 2005 was estimated at 40%.

     6. During the three months ended January 31, 2005, several corporate officers and key employees exercised stock options in varying amounts for a total of 33,000 shares.

      Had compensation cost for the Companies' employee stock option plan been determined consistent with SFAS No. 123 and SFAS No. 148, the Companies' net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Three Months Ended
	1/31/05	1/31/04
Net income, as reported	$ 1,751,846	$ 127,016
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-
Deduct: Total stock- based employee compensation expense determined under fair value based method for all awards, net of tax effects	-	-
Pro forma net income	$ 1,751,846	$ 127,016
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined common share	1,927,130	1,916,130
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	53,596	25,526
Combined shares used to compute dilutive effect of stock option	1,980,726	1,941,656
Basic earnings per share:
As reported	$ .91	$ .07
Pro forma	$ .91	$ .07
Diluted earnings per share:
As reported	$ .88	$ .07
Pro forma	$ .88	$ .07

Index

7.  Pension Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended
	1/31/05	1/31/04

Service Cost	69,352	65,821
Interest Cost	75,556	69,996
Expected return on plan assets	(68,224)	(61,353)

Net amortization and deferral:
Amortization of transition obligation (asset)	2,120	2,120
Amortization of prior service cost	153	153
Amortization of accumulated (gain)/loss	7,956	6,065
Net amortization and deferral	10,229	8,338

Total net periodic pension cost	$86,913	$82,802

The Companies expect to contribute $486,334 to its pension plan in fiscal 2005.  As of January 31, 2005, contributions have been made totaling $92,491.  The Companies anticipate contributing an additional $393,843 to fund its pension in fiscal 2005.

8.      Effective March 10, 2004, the Companies discontinued operation of the Dreshertown Shopping Center as a result of the property being sold.  Previously this discontinued operation was included in the Real Estate Management / Rental Income business segment of the combined statement of operations.

Operating results of the discontinued operation in the three months ended January 31, 2004 are as follows:

Three months ended 1/31/04
Revenues	$408,405
Expenses	225,679
Income from discontinued operations before income taxes	$182,726

Assets and liabilities of the discontinued operation at January 31, 2004 are as follows:

Three months ended 1/31/04

Cash	$149,212
Accounts receivable	102,902
Prepaid expenses	98,346
Property and equipment – net	2,401,897
Total assets	$2,752,356

Security Deposits – tenants	($85,886)
Accrued expenses	($177,492)
Current installments of long-term debt	(6,228,999)
Total liabilities	($6,492,377)

Index

9.  Subsequent Event

In January 2005, the Companies filed a registration statement with the Securities and Exchange Commission pursuant to which the Companies are proposing to offer the Companies’ existing shareholders non-transferable rights to purchase shares of the Companies’ common stock that have an aggregate value of $15,500,000.  The registration statement has not been declared effective by the Securities and Exchange Commission.  The Companies intend to use the proceeds from the proposed rights offering to develop an eighteen-hole golf course at Jack Frost Mountain and infrastructure improvements for residential communities at Jack Frost and Big Boulder Areas.

On February 17, 2005 the Companies entered two agreements with Barbaron, Inc (“Barbaron”), whereby Barbaron agreed to construct an eighteen-hole golf course for an aggregate of approximately $4,878,000, payable in progress payments as the work is completed.  Barbaron must provide the Companies with a $4,878,000 performance bond prior to commencement of work as security for work to be performed by Barbaron.  The agreements provide that Golf Strategies, LLC will be the architect and project manager for the golf course.

Index

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements.

These statements involve known and unknown risks, uncertainties and other factors that may cause the Companies’ or their industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  While the Companies believe that they have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, the Companies caution you that these statements are based on a combination of facts and factors currently known by the Companies and projections of the future, about which the Companies cannot be certain or even relatively certain.  Many factors affect their ability to achieve their objectives and to successfully develop and commercialize the Companies’ product candidates including:

▪

Borrowing costs, and the Companies’ ability to generate cash flow to pay interest and scheduled amortization payments as well as the Companies’ ability to refinance such indebtedness or to sell assets when it comes due;

▪

The Companies’ ability to continue to generate sufficient working capital to meet the Companies’ operating requirements;

▪

The Companies’ ability to maintain a good working relationship with the Companies’ vendors and customers;

▪

The ability of vendors to continue to supply the Companies’ needs;

▪

The Companies’ ability to provide competitive pricing to sell homes;

▪

Actions by the Companies’ competitors;

▪

Fluctuations in the price of building materials;

▪

The Companies’ ability to achieve gross profit margins at which the Companies can be profitable, including margins on services the Companies perform on a fixed price basis;

▪

The Companies’ ability to attract and retain qualified personnel in the Companies’ business;

▪

The Companies’ ability to effectively manage the Companies’ business;

▪

The Companies’ ability to obtain and maintain approvals from local, state and federal authorities on regulatory issues;

▪

The Companies’ relations with the Companies’ controlling shareholder, including its continuing willingness to provide financing and other resources;

▪

Pending or new litigation; and

▪

Changes in market demand, weather and/or economic conditions within the Companies’ local region and nationally.

In addition, you should refer to the “Risk Factors” section of the Companies’ Annual Report on Form 10-K for a discussion of other factors that may cause the Companies’ actual results to differ materially from those implied by the Companies’ forward-looking statements.  As a result of these factors, the Companies’ cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate.  Furthermore, if the Companies’ forward-looking statements prove to be inaccurate, the inaccuracy may be material.  In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by the Companies or any other person that the Companies will achieve their objectives and plans in any specified time frame, if at all.

Index

In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology.  The Companies may not update these forward-looking statements, even though the Companies’ situation may change in the future.

The Companies qualify all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements.

Overview

The Companies’ principal business is the development, marketing and operation of “drive-to” and “destination” resorts at the Companies’ two ski areas, Jack Frost Mountain and Big Boulder.  Also significant to the Companies’ operations is the management and development of the Companies’ real estate and rental properties.

Since completion of the Companies’ last real estate development projects in the late 1980’s, management has been focused on the promotion and maintenance of the Companies’ two ski areas, the Companies’ summer operations and the Companies’ four resort communities.  The homes within the four resort communities are privately owned and approximately 25% are enrolled in the Companies’ rental program.  These privately owned homes are designed to appeal to vacationers seeking comfortable and affordable rental accommodations and to facilitate more frequent short-stay getaways. Over the past three years, management has determined, based on market trends and historically lower interest rates, to refocus the Companies’ attention on the development of the Companies’ real estate holdings.

In fiscal 2005, management intends to continue selective sales and purchases of land.  These sales are being treated as section 1031 tax deferred exchanges.  The Companies’ are offering financing to attract new land sale customers.  The Companies intend to start construction of single and multi-family units at both ski areas.  This is part of a comprehensive plan for the Companies’ “core land” development.  The Companies will continue to generate timbering revenues from selective harvesting of timber.

During fiscal 2005, the Companies expect to invest approximately $1 million in the Companies’ ski operations, which funds will be derived from the Companies’ ski operations’ cash flow.  The Companies believe that the addition of new homes to the Companies’ existing resort communities will enable the Companies’ ski operations to remain competitive in a tight recreational market due to the existing weak economy.

The Companies own 17,350 acres of land in Northeastern Pennsylvania.  Of the Companies’ core land holdings, the Companies have designated 5,124 acres as held for development and are moving forward with municipal approvals.  Based on independent market studies, the Companies believe that the Companies’ primary focus should be on single and multi-family dwellings in proximity to the Companies’ ski area.  Additionally, a proposed 18-hole golf course with surrounding resort community is planned for the Jack Frost Mountain ski area.  The golf course community will consist of approximately 40% single family homes and 60% multi-family units, as well as golf club amenities and the necessary infrastructure.  It is expected that all of the planned developments will result in approximately 3,700 lots or units.  The Companies anticipate that some lots will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.  The Companies also expect that certain subdivisions may be sold outright in phases to nationally-recognized land developers in order to facilitate the market for housing and to reduce the inherent risk associated with any land development.

Index

The Companies made the decision this past summer to close two of the Companies’ summer recreational centers, which resulted in the recognition of impairment losses in Fiscal 2004.  The Fern Ridge Campground was closed in October 2004 due to Tobyhanna Township’s non-renewal of the Companies’ sewage permit.  The Traxx Motocross Park closed in November 2004.  This site will be used for an additional housing community.

Recent Developments

On February 17, 2005, Blue Ridge Real Estate Company entered into two agreements with Barbaron, Inc. (“Barbaron”), whereby Barbaron agreed to construct an 18-hole golf course on a parcel of property located at Jack Frost Mountain.  Under the agreements, Blue Ridge agreed to pay Barbaron an aggregate of approximately $4,878,000, payable in progress payments as the work is completed.  Of the $4,878,000 payable under the agreements, Blue Ridge paid $500,000 as an advance for future construction.  Barbaron must provide Blue Ridge with a $4,878,000 performance bond prior to commencement of work as security for work to be performed by Barbaron. Construction of the golf course is to commence on or about March 1, 2005 and is scheduled for completion on or about November 4, 2005.  The agreements provide that Golf Strategies, LLC will be the architect and project manager for the golf course.

In January 2005, the Companies filed a registration statement with the Securities and Exchange Commission pursuant to which the Companies are proposing to offer the Companies’ existing shareholders non-transferable rights to purchase shares of the Companies’ common stock that have an aggregate value of $15,500,000, rounded to the nearest whole share.  Under the proposed rights offering, each of the shareholders will also have an over-subscription right.  In connection with filing the registration statement, the Companies entered into a Standby Securities Purchase Agreement with Kimco Realty Services, Inc., a wholly-owned subsidiary of Kimco Realty Corporation, which provides that Kimco Realty Services will purchase any and all shares of the Companies’ common stock not subscribed for by the Companies’ shareholders in the proposed rights offering. The registration statement has not been declared effective by the Securities and Exchange Commission.  If the Companies commence the proposed rights offering, the Companies intend to use the proceeds from the rights offering to develop an eighteen-hole golf course at Jack Frost Mountain and infrastructure improvements for residential communities at Jack Frost and Big Boulder Areas.

On December 30, 2004, the Companies’ changed the name of Boulder Creek Resort Company to Moseywood Construction Company, which remains a subsidiary of Blue Ridge Real Estate Company.  Moseywood Construction Company will be doing business as Stoney Run Realty Company and Stoney Run Builders.

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

Index

have already been met.  Therefore, full accrual recognition at the time of contract execution is appropriate under SAB 104 guidance.

The Companies account for mortgages receivable on a cost basis.  Interest income is recorded on a monthly basis.  Late payment fees are charged on overdue payment of principal and interest.  Mortgages receivable are evaluated at origination and monitored on an ongoing basis for credit worthiness.  Mortgages receivable are considered fully collectible by management and accordingly no allowance for loan losses is considered necessary.  Any mortgage 90 days past due is reviewed by management for write off.

Accounts receivable are reported at net realizable value.  Accounts are written off when they are determined to be uncollectible based upon management’s assessment of individual accounts.  The allowance for doubtful accounts, which is insignificant, is estimated based on the Companies’ historical losses and the financial stability of its customers.

Management’s estimate of deferred tax assets and liabilities is primarily based on the difference between the tax basis and financial reporting basis of depreciable assets, like-kind exchanges of assets, accruals and deferred revenues.  Valuation allowances are established, when necessary to reduce tax assets to the amount expected to be realized.

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

Impairment losses are recognized in operating income, as they are determined. The Companies review their long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, the Companies calculate the expected future net cash flows to be generated by the asset. If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the difference between the carrying value and the fair value of the asset. No such losses were recognized as of January 31, 2005 and 2004.

Deferred revenue consists of revenue billed in advance for services and dues that are not yet earned. Revenue billed in advance for services consists of season lift tickets and advance ticket sales and gift certificates for the ski resorts. The Companies’ recognize revenue billed in advance ratably over the principal months of the ski season, December through March. Dues that are not yet earned consist of rents related to the Companies’ commercial properties that have been paid in advance, and dues related to memberships in the Companies’ hunting and fishing clubs paid in advance. The Companies’

Index

recognize revenue related to the hunting and fishing clubs over the one-year period that the dues cover.

Results of Operations for the Three Months Ended January 31, 2005 and 2004

Operations for the three months ended January 31, 2005 resulted in net income of $0.91 per combined share compared to net income of $0.07 per combined share for the three months ended January 31, 2004.

Combined revenue of $9,599,004 for the three months ended January 31, 2005 represents an increase of $2,949,518 compared to combined revenue of $6,649,486 for the three months ended January 31, 2004.  Ski operations revenue decreased by $441,018 for the three months ended January 31, 2005 compared to the three months ended January 31, 2004.  Real Estate Management revenue decreased $194,876 for the three months ended January 31, 2005 as compared to the three months ended January 31, 2004. Summer recreation operations revenue decreased by $49,106 for the three months ended January 31, 2005 compared to the three months ended January 31, 2004. Land resource management revenue increased $3,081,441 for the three months ended January 31, 2005 compared to the three months ended January 31, 2004.  Rental income revenue increased by $553,077 for the three months ended January 31, 2005 compared to the three months ended January 31, 2004.

Ski operations revenue decrease of $441,018, or 9%, for the three months ended January 31, 2005 compared to the three months ended January 31, 2004 due mainly to a decrease in lift revenue of $279,759 or 63%, food revenue of $50,809 or 12%, rental shop revenue of $40,428 or 9%, ski school revenue of $25,660 or 6% and retail revenue of $21,145 or 5%. These decreases are attributed to poor weather conditions which have impacted the number of operating days compared to last season.  This decrease was offset by an increase in tubing revenue of $36,634 or 11%, for the three months ended January 31, 2005 compared to the three months ended January 31, 2004.

Real Estate Management revenue decreased by $194,876 for the three months ended January 31, 2005 compared to the three months ended January 31, 2004. This decrease in revenue is primarily attributable to property sales within the Companies’ resort communities of $43,300 or 20%, the sale of the four communication towers in Fiscal 2004 which resulted in decreased rental income of $56,429 or 26%, and a reduction in construction revenue of $70,069 or 35%.

Summer recreation operations revenue decreased by $49,106 for three months ended January 31, 2005 compared to the three months ended January 31, 2004. The majority of this decrease was the result of decreased Splatter paintball revenue of $22,432 or 46% and decreased Traxx revenue of $17,359 or 35%, for the three months ended January 31, 2005 compared to the three months ended January 31, 2004 due to a decrease in attendance.  Traxx closed in November 2004 with its final season of operation.  An asset impairment loss of $568,709 was recorded in Fiscal 2004.

Land resource management revenue increased by $3,081,441, for the three months ended January 31, 2005 compared to the three months ended January 31, 2004.  This increase is primarily attributable to land and investment properties sale revenue increasing by $3,121,823. This increase was offset by timbering revenue decreasing $40,382. Land sales and timbering revenues are subject to fluctuating market conditions, interest rates and the selective harvesting of timber, paying specific attention to protecting the environment and retaining land value. They do not follow any predictable selling pattern.

Index

Rental operations revenue increased $553,077 for the three months ended January 31, 2005 compared to the three months ended January 31, 2004. This increase is attributable to the addition of the Oxbridge Square shopping center purchased on June 1, 2004 and the Coursey Commons shopping center purchased on July 1, 2004. Oxbridge Square shopping center had rental income of $330,855, or 60% and Coursey Commons shopping center had rental income of $225,161, or 40% for the three months ended January 31, 2005.

Combined operating costs decreased by $282,062 during the first three months of Fiscal 2005 compared to the three months ended January 31, 2004. Ski operating expenses decreased by $1,277,921. This decrease was primarily attributable to management’s decision in April 2004 to an accounting principle change, whereby costs for the ski areas are no longer being deferred. Previously certain ski area costs from April through October were deferred until the following fiscal year beginning in November. The effect was that ski area costs for the period April 2003 thru October 2003 that were deferred from the prior fiscal year were expensed ratably in December and January of 2004, in addition to the actual expenses incurred for the three months ended January 31, 2004. For the three months ended January 31, 2005, only monthly expenses incurred are reflected as there are no deferred costs.

Real Estate Management operating expenses decreased by $191,459 for the first three months of Fiscal 2005 compared to the three months ended January 31, 2004. This decrease is primarily attributable to a decrease in cost of goods sold relating to the construction department of $168,302, or 88%.

Summer recreational operations expenses decreased by $95,141 for the first three months of Fiscal 2005 compared to the three months ended January 31, 2004. This decrease was the result of the discontinuation of the Traxx motocross facility (58%) and the closing of the Fern Ridge campground (21%).

Land Resource Management operation expenses increased by $987,594 for the first three months of Fiscal 2005 compared to the three months ended January 31, 2004. This increase was primarily the result of an increase in the cost of land and investment properties sold of $732,343, or 74%, an increase in labor costs of $68,194, or 9% and an increase in consulting fees of $33,333, or 5%.

Rental income operation expenses increased by $294,865 for the three months ended January 31, 2005 compared to the three months ended January 31, 2004.  This increase was due to the purchase of the Oxbridge Square shopping center and the Coursey Commons shopping center.

General and Administrative expenses increased by $158,364 for the first three months of Fiscal 2005 compared to the three months ended January 31, 2004. This increase was due primarily to an increase in salaries and wages of $27,701, or 14%, legal fees of $52,686, or 33% related to the stock offering and supplies of $32,293, or 20%.

The discontinued operations are the result of the sale of the Dreshertown Plaza Shopping Center.  The center was sold in March 2004.  Net income of $109,726 on the center was recorded for the three months ending January 31, 2004.

Interest and other income increased by $7,812 for the three months ended January 31, 2005 compared to the three months ended January 31, 2004. This increase was attributable to residual revenue received from the closing of an escrow account in the amount of $6,979, related to the sale of the Dreshertown Plaza shopping center in Fiscal 2004.

Index

Interest expense increased by $191,470 for the first three months of Fiscal 2005 compared to the three months ended January 31, 2004. This increase is primarily attributable to the acquisition of two new shopping centers in third quarter of Fiscal 2004. The Oxbridge Square shopping center acquired on June 1, 2004 had interest expense of $98,708 and Coursey Commons shopping center acquired on July 1, 2004 had interest expense of $146,739 for the three months ended January 31, 2005.  There was no expense for the three months ended January 31, 2004. This increase was offset by a reduction of $49,728 in interest expense which resulted from the sale of the Dreshertown Plaza shopping center in March 2004.

Financial Condition, Liquidity and Capital Resources

The Combined Statement of Cash Flows reflects net cash used in operating activities of $536,853 for the three months ended January 31, 2005 compared to net cash provided by operating activities of $1,715,125 for the three months ended January 31, 2004.

The Companies have mortgaged eight investment properties totaling $1,134,943 with Manufacturers and Traders Trust Company repayable over 5 years.  Three mortgages bear interest at a rate of 4.33%, one mortgage bears interest at a rate of 4.69% and four mortgages bear interest at a rate of 5.17% fixed for one year after which the rates will be adjusted.  The funds will be utilized for real estate development and debt service will be funded by the rental income from the properties.

Management has two lines of credit with Manufacturers and Traders Trust Company totaling $3.1 million.  A $2.1 million line is used for general operation and a $1 million line was secured for real estate transactions.  At January 31, 2005, Blue Ridge had utilized approximately $1,420,000 of the $2.1 million general line of credit, which is an on demand line with no expiration date. The line of credit bears interest at 1% less than the prime rate (4.25% at January 31, 2005).  At January 31, 2005, the Companies also have available a real estate line of credit, aggregating $1,000,000.  The real estate line of credit bears interest at .50% less than the prime rate (4.75% at January 31, 2005).

As of January 31, 2005, the Companies have a $2,500,000 demand note outstanding,  payable to Manufacturers and Traders Trust Company.  Interest is due and payable monthly at the bank's prime rate which was 5.25% at January 31, 2005.  The principal of the note is payable on demand or absent an earlier demand, payable in entirety on maturity date of June 14, 2005.

The major capital investments made in the first quarter of Fiscal 2005 were the purchase of an investment property at the Companies’ Laurelwoods resort community and continued investment in the infrastructure and land development costs.

In January 2005, the Companies issued an additional 33,000 shares of stock as a result of several corporate officers and key employees exercising stock options.  The issuance resulted in additional capital totaling $453,200.

As part of its ongoing operations, the Companies enter into arrangements that obligate the Companies to make future payments under contracts such as lease agreements and debt agreements.  Debt obligations, which total $25,744,964 are currently recognized as liabilities in the Companies' combined balance sheet.  Subsequent to January 31, 2005, the Companies entered into two contracts totaling approximately $4,878,000 to construct an 18-hole golf course.  A summary of the Companies' contractual obligations at the three months ended January 31, 2005 is as follows:

Index

Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lines of Credit	1,420,000	1,420,000	0	0	0
Demand Note	2,500,000	2,500,000	0	0	0
Long-Term Debt	15,751,583	688,501	2,754,253	1,310,281	10,998,548
Capital Leases	801,729	255,227	546,502	0	0
Construction Obligations	4,877,809	4,877,809	0	0	0
Pension Contribution Obligations	393,843	393,843	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$25,744,964	$10,135,380	$3,300,755	$1,310,281	$10,998,548

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At January 31, 2005, we had $5,815,811 of variable rate indebtedness, representing 28.4% of our total debt outstanding, at an average rate of 4.67% (calculated as of January 31, 2005).  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.

     Exposure to market risk may also exist in our mortgages receivable issued in connection with land sales.  Mortgages receivable are considered fully collectible by management and accordingly, no allowance for loan losses is considered necessary.

Item 4.  CONTROLS AND PROCEDURES

In connection with the audit of the Companies’ financial statements for the fiscal year ended October 31, 2004, the Companies’ independent registered public accounting firm identified and reported to the audit committee of the Companies’ board of directors three material weaknesses and two other matters involving internal control deficiencies considered to be reportable conditions under standards established by the Public Company Accounting Oversight Board (PCAOB).  Reportable conditions involve matters coming to the attention of the Companies’ independent registered public accounting firm relating to significant deficiencies in the design or operation of internal controls that, in their judgment, could adversely affect the Companies’ ability to initiate, record, process and report financial data consistent with the assertions of management in the financial statements.  A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The three material weaknesses identified by the Companies’ independent registered public accounting firm were:

(1)  The Companies’ financial statement closing process does not satisfy current timing and accuracy regulations and standards relating to reporting financial information.  In connection with their audit, the Companies’ independent registered public accounting firm cited certain errors which required additional adjusting journal entries to correct.  The Companies’ independent registered public accounting firm believe that the aggregate of all adjusting journal entries that the Companies recorded were material to the financial statements taken as a whole. The errors identified by the Companies’ independent registered public accounting firm resulted primarily from inadequate reconciliation of certain accounts, insufficient review of accrual and reserve accounts in light of current circumstances,

Index

and incorrect application of generally accepted accounting principles related to accounting for income taxes and accounting for real estate development activities.

During fiscal year ended October 31, 2004, the Companies entered into several 1031 tax deferred property exchanges.  Some of the errors cited by the Companies’ independent registered public accounting firm resulted from intricate interpretations regarding several of the 1031 tax deferred exchanges for commercial properties.  Additionally, errors related to inadequate reconciliation of certain accounts primarily resulted from a timing difference in the posting of mortgage payments made in the month prior to the due date.  This is the accounting method employed by the management company of the Companies’ shopping centers.  The Companies have resolved this issue with the management company.  The Companies are also actively looking to expand their accounting department to include an individual with a financial background in real estate.

(2)  The Companies’ system for tracking and reporting costs incurred in connection with land development does not satisfy the requirements of Statement of Financial Accounting Standards No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, (SFAS 67).  More specifically, the Companies’ independent registered public accounting firm believe that the Companies need to develop a system where costs incurred in connection with land development are allocated to sub-divisions, which will enable the Companies to effectively match costs associated with the sale of individual residential units correctly and ensure that management can effectively assess the carrying value of capitalized costs for impairment, should such a condition exist.

The Companies have implemented project management software to help the Companies track land development costs on the three levels required under SFAS 67.  Some reclassifications of previous real estate projects are ongoing.

(3)  The accounting department is understaffed.

The Companies are actively looking to expand their accounting department to include an individual with a financial background in real estate.

The reportable conditions related to inadequate controls over processing ski revenue and failing to perform physical inventories over the ski inventory at regular intervals.

The material weaknesses and reportable conditions identified above, if unaddressed, could result in errors in the Companies’ financial statements.

The Companies analyzed controls over processing ski revenue with its consultant, and based upon their recommendation, implemented changes in internal controls over ski revenue. Physical inventories over the ski inventory are performed at regular intervals practical to business levels.

The Companies management, with the participation of the Companies’ President and Executive Vice President/Treasurer, evaluated the effectiveness of the Companies’ disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, and the material weaknesses described above, the President and Executive Vice President/Treasurer concluded that the Companies’ disclosure controls and procedures as of the end of the period covered by this report were not adequate to ensure that the information required to be disclosed by the Companies in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Companies believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls

Index

can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in the Companies internal control over financial reporting during the Companies’ most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Companies’ internal control over financial reporting.

The Companies will continue to evaluate the material weaknesses and reportable conditions and will take all necessary action to correct the internal control deficiencies identified.  The Companies will also further develop and enhance the Companies’ internal control policies, procedures, systems and staff to allow the Companies to mitigate the risk that material accounting errors might go undetected and be included in the Companies’ financial statements.  The Companies have hired Jefferson Wells International, an independent consultant, to assist with documenting, testing and remediation of internal control weaknesses.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Companies are presently a party to certain lawsuits arising in the ordinary course of their business.  The Companies believe that none of their current legal proceedings will be material to their business, financial condition or results of operations.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2005, the Companies granted officers and employees of the Companies options to purchase an aggregate of 52,000 shares of the Companies' common stock at an exercise price of $34 per share.  The options vest in three equal annual installments, commencing on February 1, 2006.  All of such option grants were granted at the then current fair value of the Companies' common stock.

The Companies did not employ an underwriter in connection with the issuance of the securities described above.  The Companies believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering and such securities having been acquired for investment and not with a view to distribution.  All recipients had adequate access to information about the Companies.

Item 5.  OTHER MATTERS

On February 1, 2005, the Companies granted officers and employees, including Patrick M. Flynn, Eldon D. Dietterick and Richard T. Frey, options to purchase an aggregate of 52,000 shares of the Companies' common stock at an exercise price of $34 per share.  Messrs. Flynn, Dietterick and Frey received options to purchase 15,000, 12,000 and 9,000 shares, respectively.  All of the options granted to the officers and employees vest in three equal annual installments, commencing on February 1, 2006.

Index

Item 6.   EXHIBITS

Exhibit Number	Description
10.1

Standby Securities Purchase Agreement, dated as of January 4, 2005, by and among Blue Ridge Real Estate Company, Big Boulder Corporation and Kimco Realty Services, Inc. (filed January 5, 2005 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.2	Form of Stock Option Agreement
10.3	Schedule of Optionees and Material Terms of Stock Option Agreements
31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1	Principal Executive Officer’s Section 1350 Certification
32.2	Principal Financial Officer’s Section 1350 Certification

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrant)

Dated:   March 4, 2005

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   March 4, 2005

/s/ Cynthia A. Barron

Cynthia A. Barron

Chief Accounting Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
10.1

Standby Securities Purchase Agreement, dated as of January 4, 2005, by and among Blue Ridge Real Estate Company, Big Boulder Corporation and Kimco Realty Services, Inc. (filed January 5, 2005 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.2	Form of Stock Option Agreement
10.3	Schedule of Optionees and Material Terms of Stock Option Agreements
31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1	Principal Executive Officer’s Section 1350 Certification
32.2	Principal Financial Officer’s Section 1350 Certification