Form 10-Q
period 2005-04-30
BLUE RIDGE REAL ESTATE CO
filed 2005-06-14
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:	Blue Ridge 0-28-44
Big Boulder 0-28-43

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(exact name of Registrants as specified in their charters)

State or other jurisdiction of incorporation or organization: Pennsylvania

I.R.S. Employer Identification Number:	24-0854342 (Blue Ridge)
24-0822326 (Big Boulder)

Address of principal executive office:   Route 940 and Moseywood Road, Blakeslee, Pennsylvania

Zip Code:   18610

Registrants’ telephone number, including area code:  (570) 443-8433

     Indicate  by check mark  whether the  registrants  (1) have filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange Act of 1934 during the  preceding 12 months (or for such period that the  registrant was  required  to file such  reports)  and (2) have been  subject to such  filing requirements for the past 90 days.

YES___X____          NO__________

     Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

YES________          NO_____X____

      The number of shares of the registrants’ common stock outstanding as of the close of business on June 13, 2005 was 2,365,024 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Condensed Balance Sheets April 30, 2005 and October 31, 2004

1

Combined Condensed Statements of Operations - Three and Six Months ended

April 30, 2005 and 2004

3

Combined Condensed Statements of Cash Flows - Six Months Ended

April 30, 2005 and 2004

4

Notes to Financial Statements

5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations

11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

17

Item 4.  Controls and Procedures

18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 4.  Submission of Matters to a Vote of Security Holders

20

Item 6.  Exhibits

21

Signatures

22

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS

ASSETS

	(UNAUDITED)
	April 30,	October 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents (all funds are interest bearing)	$219,734	$89,739
Accounts receivable and mortgages receivable	672,807	506,993
Amounts due from escrow	2,077,873	0
Inventories	121,876	246,394
Prepaid expenses and other current assets	1,056,852	833,658
Deferred tax asset	85,000	85,000
Total current assets	4,234,142	1,761,784
Cash held in escrow	0	134,907
Accounts receivable and mortgages receivable noncurrent	372,353	299,986
Land and land development costs (5,124 acres per land ledger)	8,837,849	4,527,937
Properties:
Land held for investment, principally unimproved (12,185 and 14,615, respectively, acres per land ledger)	6,531,216	6,647,345
Land improvements, buildings and equipment – ski	43,639,062	43,636,015
Land improvements, buildings and equipment - commercial	23,937,235	24,364,105
Land improvements, buildings and equipment	3,101,268	3,083,062
	77,208,781	77,730,527
Less accumulated depreciation and amortization	39,861,167	38,993,172
	37,347,614	38,737,355
	$50,791,958	$45,461,969

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	(UNAUDITED)
	April 30,	October 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2005	2004
Current Liabilities:
Notes payable - line of credit	$2,086,869	$1,493,000
Notes payable - demand note	2,500,000	2,500,000
Current installments of long-term debt	587,691	766,060
Current installments of capital lease obligations	258,841	244,686
Accounts payable	1,579,265	1,708,615
Accrued claims	70,796	99,282
Deferred revenue	172,152	747,638
Accrued pension expense	573,240	606,406
Accrued liabilities	527,105	699,959
Total current liabilities	8,355,959	8,865,646

Long-term debt, less current installments	14,866,735	14,277,503
Capital lease obligations, less current installments	334,718	593,559
Deferred revenue non-current	515,631	515,631
Other non-current liabilities	3,224	5,764
Deferred income taxes	7,400,500	5,434,000
Commitments and contingencies
Combined shareholders' equity:
Capital stock, without par value, stated value $.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,239,148 and 2,198,148 shares, respectively	671,743	659,444
Capital in excess of stated value	2,044,648	1,461,748
Compensation recognized under employee stock plans	200,900	200,900
Earnings retained in the business	18,483,307	15,533,181
	21,400,598	17,855,273

Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
	19,315,191	15,769,866
	$50,791,958	$45,461,969

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED APRIL 30, 2005 & 2004

(UNAUDITED)

	Three Months Ended		Six Months Ended
Revenues:	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Ski operations	$5,521,506	$4,710,776	$9,988,120	$9,618,408
Real estate management	676,413	879,289	1,365,765	1,763,517
Summer recreation operations	1,959	119,555	57,605	224,307
Land resource management	1,232,290	55,599	4,981,607	723,475
Rental income	670,443	82,441	1,308,518	167,439
	8,102,611	5,847,660	17,701,615	12,497,146
Costs and expenses:
Ski operations	3,351,802	4,271,121	7,179,295	9,376,535
Real estate management	799,530	701,926	1,422,079	1,515,934
Summer recreation operations	43,934	192,339	130,690	374,236
Land resource management	769,820	112,548	1,873,716	228,850
Rental income	379,935	140,478	713,480	179,158
General and administration	350,354	212,199	716,531	420,010
Asset impairment loss	149,798	0	149,798	0
	5,845,173	5,630,611	12,185,589	12,094,723
Income from continuing operations	2,257,438	217,049	5,516,026	402,423

Other income (expense):
Interest and other income	(13,179)	3,047	(3,743)	4,671
Interest expense	(246,479)	(22,968)	(595,657)	(180,676)
	(259,658)	(19,921)	(599,400)	(176,005)

Income from continuing operations before income taxes	1,997,780	197,128	4,916,626	226,418

Provision for income taxes	799,500	76,873	1,966,500	88,873

Net income before discontinued operations	1,198,280	120,255	2,950,126	137,545

Discontinued operations	0	12,254,538	0	12,437,264

Provision for income taxes on discontinued operations	0	4,808,626	0	4,881,626

Net income from discontinued operations	0	7,445,912	0	7,555,638

Net income	$1,198,280	$7,566,167	$2,950,126	$7,693,183

Basic earnings per weighted average combined share:
Net income before discontinued operations	$0.61	$0.05	$1.52	$0.07
Net income from discontinued operations	$0.00	$3.89	$0.00	$3.94
Net income	$0.61	$3.94	$1.52	$4.01

Diluted earnings per weighted average combined share:
Net income before discontinued operations	$0.60	$0.06	$1.48	$0.07
Net income from discontinued operations	$0.00	$3.81	$0.00	$3.88
Net income	$0.60	$3.87	$1.48	$3.95

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2005 & 2004

(UNAUDITED)

	2005	2004
Cash Flows (Used in) Provided By Operating Activities:
Net income	$2,950,126	$7,693,183
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and impairment loss	1,412,051	2,062,773
Deferred income taxes	1,966,500	4,970,499
Loss (gain) on sale of assets	18,241	(12,027,467)
Changes in operating assets and liabilities:
Accounts receivable and mortgages receivable	(238,181)	309,290
Amounts due from escrow	(2,077,873)	0
Prepaid expenses & other current assets	217,364	216,884
Deferred operating costs	0	1,554,505
Land and land development costs	(4,309,912)	(1,392,129)
Accounts payable & accrued liabilities	(366,396)	(883,486)
Deferred revenue	(575,486)	(231,905)
Net cash (used in) provided by operating activities	(1,003,566)	2,272,147
Cash Flows provided by Investing Activities:
Proceeds from sale of properties	1,071,429	14,429,364
Additions to properties	(1,111,980)	(1,482,337)
Cash held in escrow	134,907	(7,734,579)
Net cash provided by investing activities	94,356	5,212,448
Cash Flows Provided By (Used In) Financing Activities:
Borrowings under short-term financing	8,073,894	3,886,000
Payment of short-term financing	(7,480,025)	(4,547,000)
Proceeds from long-term debt	1,624,495	0
Payment of long-term debt and capital lease obligations	(1,458,318)	(6,917,813)
Exercise of stock options	595,199	0
Prepaid costs of issuance	(316,040)	0
Net cash provided by (used in) financing activities	1,039,205	(7,578,813)
Net increase (decrease) in cash & cash equivalents	129,995	(94,218)
Cash & cash equivalents, beginning of period	89,739	178,315
Cash & cash equivalents, end of period	$219,734	$84,097

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$618,739	$251,066
Income taxes	$65,955	$9,108

Supplemental disclosure of non cash investing and financing activities:
Additions to properties acquired through capital lease obligations	$ 0	$283,398

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

     The combined financial statements as of and for the three and six month periods ended April 30, 2005 and 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Company’s 2004 Annual Report on Form 10-K. In the opinion of management, the accompanying combined financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

     Certain amounts in the 2004 combined financial statements have been reclassified to conform to the 2005 presentation.  In addition, the Companies have reclassified the operating results of the Companies rental real estate property, Dreshertown Shopping Plaza, to report discontinued operations, in accordance with updated clarification and discussions provided under Emerging Issues Task Force (“EITF”) 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.  Upon evaluating the characteristics outlined in EITF 03-13, the Companies concluded that reclassification to discontinued operations is appropriate, and consistent with reporting in the Companies’ annual report on Form 10K for the year ended October 31, 2004.  Furthermore, the Companies do not believe that amendment of prior year quarterly filings would provide any further clarity or transparency, as the facts and circumstances surrounding the Companies’ plans to sell the shopping plaza were fully disclosed.

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

     The following table summarizes the pro forma effect on income from operations, net income and earnings per share for the three and six months ended April 30, 2005 and 2004, had the change in accounting principle been in effect previously.

	Three Months Ended		Six Months Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004

Income from continuing operations, as reported	$ 2,257,438	$ 217,049	$5,516,026	$402,423

Effect of ski operating costs expensed in the period, that would have been previously expensed in the prior fiscal year	--	1,129,400	--	2,509,778

Pro forma income from continuing operations	$2,257,438	$1,346,449	$5,516,026	$2,912,201

Net income, as reported	$1,198,280	$7,566,167	$2,950,126	$7,693,183

Effect of ski operating costs expensed in the period, that would have been previously expensed in the prior fiscal year, net of tax effect	--	677,640	--	1,505,867

Pro forma net income	$1,198,280	$8,243,807	$2,950,126	$9,199,050

Basic earnings per weighted average combined share, as reported:	$0.61	$3.94	$1.52	$4.01

Effect of ski operating costs expensed in the period, that would have been previously expensed in the prior fiscal year, net of tax effect	--	$0.35	--	$0.79

Basic earnings per weighted average combined share, as pro forma:	$0.61	$4.29	$1.52	$4.80

Diluted earnings per weighted average
combined share, as reported	$0.60	$3.87	$1.48	$3.95

Effect of ski operating costs expensed in the period, that would have been previously expensed in the prior fiscal year, net of tax effect	--	$0.35	--	$0.77

Diluted earnings per weighted average combined share, as pro forma	$0.60	$4.22	$1.48	$4.72

The following table summarizes the pro forma effect on income from operations, net income and earnings per share for the three months ended January 31, 2005 and 2004 had the change in accounting principal been in effect previously.

	Three Months Ended January 31, 2005	Three Months Ended January 31, 2004

Income from continuing operations, as reported	$3,258,588	$ 185,374

Effect of ski operating costs expensed in the period, that would have been previously expensed in the prior fiscal year	--	1,150,231

Pro forma income from continuing operations	$3,258,588	$1,335,605

Net income, as reported	$1,751,846	$ 127,016

Effect of ski operating costs expensed in the period, that would have been previously expensed in the prior fiscal year, net of tax effect	--	690,139

Pro forma net income	$1,751,846	$ 817,155

Basic earnings per weighted average combined share, as reported	$ 0.91	$ 0.07

Effect on current period of change in accounting principle, net of tax	--	0.36

Pro forma basic earnings per weighted average combined share	$ 0.91	$ 0.43

Diluted earnings per weighted average combined share, as reported	$ 0.88	$ 0.07

Effect on current period of change in accounting principle, net of tax	--	0.36

Pro forma diluted earnings per weighted average combined share	$ 0.88	$ 0.43

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

     4. The amounts due from escrow are the consideration received for numerous sales of land and investment properties during the six months ended April 30, 2005.  Initially the transactions were intended to be recorded as section 1031 tax deferred exchanges, and therefore the monies were placed in escrow with First American Exchange Corporation (a third party intermediary).  Management made the decision to recognize the resulting gains in Fiscal 2005 thereby utilizing available tax net operating losses.

     5. The provision for income taxes for the three and six months ended April 30, 2005 and 2004 represents the estimated annual effective tax rate for the years ending October 31, 2005 and 2004.  The effective income tax rate for the first six months of Fiscal 2005 and 2004 was estimated at 40%.

     6. During the three and six months ended April 30, 2005, several corporate officers exercised stock options in varying amounts for a total of 8,000 and 41,000 shares, respectively.

     As of February 1, 2005, seven key employees were granted stock options totaling 52,000 shares.  The options have a term of five years and vest over three years.  The shares were issued at an exercise price of $34.00 per share which equals the estimated fair market value of the Companies’ underlying stock on the date of grant.

      Had compensation cost for the Companies' employee stock option plan been determined consistent with SFAS No. 123 and SFAS No. 148, the Companies' net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	4/30/05	4/30/04	4/30/05	4/30/04

Net income, as reported	$1,198,280	$7,566,167	$2,950,126	$7,693,183
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-	-	-
Deduct: Total stock- based employee compensation expense determined under fair value based method for all awards, net of tax effects	(84,284)	(218,173)	(84,284)	(218,170)
Pro forma net income	$1,113,996	$7,347,997	$2,865,842	$7,475,013

Weighted average combined shares of common stock outstanding used to compute basic earnings per combined common share	1,954,463	1,916,130	1,940,797	1,916,130
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	50,088	36,933	51,841	31,229
Combined shares used to compute dilutive effect of stock option	2,004,551	1,953,063	1,992,638	1,947,359

Basic earnings per share:
As reported	$ 0.61	$ 3.94	$ 1.52	$ 4.01
Pro forma	$ 0.57	$ 3.83	$ 1.48	$ 3.90
Diluted earnings per share:
As reported	$ 0.60	$ 3.87	$ 1.48	$ 3.95
Pro forma	$ 0.56	$ 3.76	$ 1.44	$ 3.84

7.  Pension Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	4/30/05	4/30/04	4/30/05	4/30/04

Service Cost	$69,352	$65,821	$138,704	$131,643
Interest Cost	75,556	69,996	151,112	139,992
Expected return on plan assets	(68,224)	(61,353)	(136,448)	(122,707)

Net amortization and deferral:
Amortization of transition obligation (asset)	2,120	2,120	4,240	4,240
Amortization of prior service cost	153	153	306	306
Amortization of accumulated (gain)/loss	7,956	6,065	15,912	6,764
Net amortization and deferral	10,229	8,338	20,458	11,310

Total net periodic pension cost	$86,913	$82,802	$173,826	$159,903

The Companies expect to contribute $486,334 to its pension plan in fiscal 2005.  As of April 30, 2005, contributions have been made totaling $202,966.  The Companies anticipate contributing an additional $283,368 to fund its pension in fiscal 2005.

8.      Effective March 10, 2004, the Companies discontinued operation of the Dreshertown Shopping Center as a result of the property being sold.  Previously this discontinued operation was included in the Real Estate Management / Rental Income business segment of the combined statement of operations.

Operating results of the discontinued operation in the three and six months ended April 30, 2004 are as follows:

	Three months ended 4/30/04	Six months ended 4/30/04
Revenues	$306,034	$714,439
Expenses	78,363	304,042
Income from operations	$227,671	$410,397
Gain on sale	12,026,867	12,026,867
Income from discontinued operations before income taxes	$12,254,538	$12,437,264

Assets and liabilities of the discontinued operation at April 30, 2004 are as follows:

Cash	$65,392
Accounts receivable	62,319
Total assets	$127,711

Security Deposits – tenants	($3,012)
Accrued expenses	(247)
Total liabilities	($3,259)

9.  Subsequent Events

          On May 10, 2005, the Companies closed a rights offering which resulted in gross proceeds to the Company of $15.5 million.  Under the rights offering, each shareholder of the Companies of record as of March 23, 2005 who held at least five shares of common stock was granted one non-transferable right for each 4.798 shares of common stock held.  Each right was exercisable for one share of common stock at a cash subscription price of $38.00 per share.

          In connection with the rights offering, the Companies entered into a Standby Securities Purchase Agreement with Kimco Realty Services, Inc., a wholly-owned subsidiary of Kimco Realty Corporation, which provided that Kimco Realty Services, Inc. would purchase any and all shares of the Companies’ common stock not subscribed for by the Companies’ shareholders in the rights offering.

          407,894 shares of common stock were issued and sold pursuant to the rights offering. Shareholders' basic subscriptions totaled approximately $12.6 million and over-subscriptions totaled approximately $9.7 million.  Pursuant to the terms of the rights offering, the Companies returned approximately $6.8 million in over-subscriptions.  The amount returned represented the aggregate amount of over-subscriptions delivered by shareholders that exceeded such shareholders maximum total subscription amount.  Since the rights offering was oversubscribed, Kimco Realty Services, Inc. did not purchase any shares in excess of the shares it purchased as a shareholder of the Companies.

          The total proceeds received from the rights offering were $15.5 million, of which the Companies spent approximately $360,000 in fees and expenses to implement the rights offering.  This resulted in net proceeds to the Companies of $15.1 million.  The proceeds from the rights offering are being used to develop an 18-hole golf course at Jack Frost Mountain and infrastructure improvements for residential communities at Jack Frost and Big Boulder Areas.

          In May 2005, the Companies paid down outstanding debt and capital lease obligations totaling approximately $5.3 million.  A summary of the debt pay down is as follows:

Demand note	$2,500,000
Long term debt	$2,271,874
Capital lease obligations	$593,559

            In May 2005, several full time ski area employees were laid off.  Due to the closing of summer recreational centers and a decision by the Board of Directors not to invest in capital, management has furloughed 17 employees to date.  If the employees are not retained for the upcoming 2005/2006 ski season, a potential exists for approximately $67,000 of severance expense.

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

Overview

The Companies’ principal business is the management and development of the Companies’ real estate and rental properties.  Also significant to the Companies’ operations is the development, marketing and operation of the Companies’ two ski areas, Jack Frost Mountain and Big Boulder.

During the 1980’s, management focused on and completed the development of the Companies’ four resort communities.  The homes within the four resort communities are privately owned and approximately 25% are enrolled in the Companies’ rental program.  These privately owned homes are designed to appeal to vacationers seeking comfortable and affordable rental accommodations and to facilitate more frequent short-stay getaways. Over the past three years, management has determined, based on market trends and historically lower interest rates, to resume development of the Companies’ real estate holdings.

In fiscal 2005, management intends to continue selective sales and purchases of land.  Some of these sales will be treated as section 1031 tax deferred exchanges.  The Companies are offering financing to attract new land sale customers.  The Companies have begun construction of the first phase in the Laurelwoods Community of single family homes.  Additionally, the Companies are moving forward with plans to develop the lands near both ski resorts with single and multi-family homes.  This is part of a comprehensive plan for the Companies’ “core land” development.  The Companies believe that the addition of new homes to the Companies’ existing resort communities will enable the Companies’ ski operations to remain competitive in a tight recreational market due to the existing weak economy.  The Companies will also continue to generate timbering revenues from selective harvesting of timber.

The Companies own 17,309 acres of land in Northeastern Pennsylvania.  Of the Companies’ core land holdings, the Companies have designated 5,124 acres as held for development and are moving forward with municipal approvals.  Based on a market study commission by the Companies, management believes that the Companies’ primary focus should be on single and multi-family dwellings in proximity to the Companies’ ski area.  Additionally, an 18-hole golf course is under construction at Jack Frost Mountain and is scheduled to open in the summer of 2006.  Plans are in progress for municipal approval for a community surrounding the golf course comprised of approximately 1,100 homes. The golf course community will consist of approximately 45% single family homes and 55% multi-family units, as well as golf club amenities and the necessary infrastructure.  It is expected that all of the planned developments will result in approximately 3,700 lots or units.  The Companies anticipate that some lots will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.  The Companies also expect that certain subdivisions may be sold outright in phases to nationally-recognized land developers in order to facilitate the market for housing and to reduce the inherent risk associated with any land development.

The Companies made the decision this past spring to close a summer recreational center, which has resulted in the recognition of an impairment loss in the second quarter of Fiscal 2005.  Splatter Paintball Games terminated operations April 1, 2005.  The decision to close the Splatter Paintball Games was made because the playing fields used for paintball games were being encroached upon by the construction of the golf course.

Recent Developments

On May 10, 2005, the Companies closed a rights offering which resulted in gross proceeds to the Company of $15.5 million.  Under the rights offering, each shareholder of the Companies of record as of March 23, 2005 who held at least five shares of common stock was granted one non-transferable right for each 4.798 shares of common stock held.  Each right was exercisable for one share of common stock at a cash subscription price of $38.00 per share.

In connection with the rights offering, the Companies entered into a Standby Securities Purchase Agreement with Kimco Realty Services, Inc., a wholly-owned subsidiary of Kimco Realty Corporation, which provided that Kimco Realty Services, Inc. would purchase any and all shares of the Companies’ common stock not subscribed for by the Companies’ shareholders in the rights offering.

407,894 shares of common stock were issued and sold pursuant to the rights offering. Shareholders' basic subscriptions totaled approximately $12.6 million and over-subscriptions totaled approximately $9.7 million.  Pursuant to the terms of the rights offering, the Companies returned approximately $6.8 million in over-subscriptions.  The amount returned represented the aggregate amount of over-subscriptions delivered by shareholders that exceeded such shareholders maximum total subscription amount.  Since the rights offering was oversubscribed, Kimco Realty Services, Inc. did not purchase any shares in excess of the shares it purchased as a shareholder of the Companies.

The total proceeds received from the rights offering were $15.5 million, of which the Companies spent approximately $360,000 in fees and expenses to implement the rights offering.  This resulted in net proceeds to the Companies of $15.1 million.  The proceeds from the rights offering are being used to develop an 18-hole golf course at Jack Frost Mountain and infrastructure improvements for residential communities at Jack Frost and Big Boulder Areas.

On April 13, 2005, the Companies entered into an agreement with Dobrinski Brothers, Inc. (“Dobrinski”), whereby Dobrinski agreed to provide equipment, supplies and personnel for the construction of all erosion and sedimentation control plans and land clearing for the golf course currently under construction for an aggregate of approximately $1,220,000, payable in progress payments as the work is completed.  Management intends to use the rights offering proceeds to fund this agreement.

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

The Companies’ valuation of long-lived assets, namely properties, is based on historical cost. Depreciation and amortization is provided principally using the straight-line half-year method over the estimated useful life of the class of property. Upon sale or retirement of depreciable property, the cost and related accumulated depreciation are removed from the related accounts, and resulting gains or losses are reflected in income.

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

Impairment losses are recognized in operating income, as they are determined. The Companies review their long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, the Companies calculate the expected future net cash flows to be generated by the asset. If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the difference between the carrying value and the fair value of the asset. One impairment loss was recognized as of April 30, 2005 and none as of April 30, 2004.

Deferred revenue consists of revenue billed in advance for services and dues that are not yet earned. Revenue billed in advance for services consists of season lift tickets and advance ticket sales and gift certificates for the ski resorts. The Companies’ recognize revenue billed in advance ratably over the principal months of the ski season, December through March. Dues that are not yet earned consist of rents related to the Companies’ commercial properties that have been paid in advance, and dues related to memberships in the Companies’ hunting clubs paid in advance. The Companies’ recognize revenue related to the hunting and fishing clubs over the one-year period that the dues cover.  The Companies recognize revenue related to the fishing club over a 5 month period, May through September.

Results of Operations for the Three and Six Months Ended April 30, 2005 and 2004

Operations for the three and six months ended April 30, 2005 resulted in net income of $0.61 and $1.52 per combined share compared to net income of $3.94 and $4.01 per combined share for the three and six months ended April 30, 2004.

Combined revenue of $8,102,611 and $17,701,615 for the three and six months ended April 30, 2005 represents an increase of $2,254,951 and $5,204,469  compared to combined revenue of $5,847,660 and $12,497,146 for the three and six months ended April 30, 2004.  Ski operations revenue increased by $810,730 and $369,712 for the three and six months ended April 30, 2005 compared to the three and six months ended April 30, 2004.  Real Estate Management revenue decreased by $202,876 and $397,752 for the three and six months ended April 30, 2005 as compared to the three and six months ended April 30, 2004. Summer recreation operations revenue decreased by $117,596 and $166,702 for the three and six months ended April 30, 2005 compared to the three and six months ended April 30, 2004. Land resource management revenue increased by $1,176,691 and $4,258,132 for the three and six months ended April 30, 2005 compared to the three and six months ended April 30, 2004.  Rental income revenue increased by $588,002 and $1,141,079 for the three and six months ended April 30, 2005 compared to the three and six months ended April 30, 2004.

Ski operations revenue increase of $369,712, or 4%, for the six months ended April 30, 2005 compared to the six months ended April 30, 2004 was due mainly to a increase in tubing revenue of $232,271 or 31%, food revenue of $79,011, or 6%, rental shop revenue of $86,792, or 7%, ski school revenue of $29,480, or 5% and retail revenue of $11,836, or 3%. These increases are attributed to a strong Presidents Day week and improving weather conditions that resulted in 10 additional days of operations at the end of the season.

Real Estate Management revenue decreased by $397,752, or 23%, for the six months ended April 30, 2005 compared to the six months ended April 30, 2004. This decrease in revenue is primarily attributable to the sale of the four communication towers in Fiscal 2004 which resulted in decreased rental income of $96,893, or 42%, and a reduction in construction revenue of $222,593, or 91%.

Summer recreation operations revenue decreased by $166,702, or 74%, for six months ended April 30, 2005 compared to the six months ended April 30, 2004. The  decrease was the primarily the result of decreased Splatter paintball revenue of $55,533, or 59% , decreased Traxx revenue of $86,244, or 82% and decreased campground revenue of $24,925, or 100% for the six months ended April 30, 2005 compared to the six months ended April 30, 2004 . The decision to discontinue the Splatter paintball operation was made in March 2005 and resulted in an asset impairment loss of $149,798 being recorded for the second quarter ended April 30, 2005.  The Traxx motocross park and the Fern Ridge campground were recognized as impairment losses in Fiscal 2004.

Land resource management revenue increased by $4,258,132, or 589%, for the six months ended April 30, 2005 compared to the six months ended April 30, 2004.  This increase is primarily attributable to land and investment properties sale revenue increasing by $3,903,550, or 984% and increased timbering revenue of $354,582, or 109%. Land sales and timbering revenues are subject to fluctuating market conditions, interest rates and the selective harvesting of timber.

Rental operations revenue increased by $1,141,079, or 681%, for the six months ended April 30, 2005 compared to the six months ended April 30, 2004. This increase is attributable to the addition of the Oxbridge Square shopping center purchased on June 1, 2004 and the Coursey Commons shopping center purchased on July 1, 2004. Oxbridge Square shopping center had rental income of $636,418 and Coursey Commons shopping center had rental income of $504,937 for the six months ended April 30, 2005.

Combined operating costs decreased by $286,181 during the first six months of Fiscal 2005 compared to the six months ended April 30, 2004. Ski operating expenses decreased by $2,197,240, or 23%. This decrease was primarily attributable to management’s decision in April 2004 to make a change in accounting principle, whereby costs for the ski areas are no longer being deferred. Previously certain ski area costs from April through October were deferred until the following fiscal year beginning in November. The effect was that ski area costs for the period April 2003 through October 2003 that were deferred from the prior fiscal year were expensed ratably in December 2003 through March 2004, in addition to the actual expenses incurred for the six months ended April 30, 2004. For the six months ended April 30, 2005, only monthly expenses incurred are reflected as there are no deferred costs.

Real Estate Management operating expenses decreased by $93,855 or 6%, for the six months of Fiscal 2005 compared to the six months ended April 30, 2004. This decrease is attributable to a decrease in cost of goods sold relating to the construction department.  The construction department is engaged in building outside/new homes.  There were two projects under contract as of April 30, 2004 and no projects were under contract as of April 30, 2005.

Summer recreational operations expenses decreased by $243,546 or 65%, for the six months of Fiscal 2005 compared to the six months ended April 30, 2004. This was the result of the discontinuation of the Traxx motocross facility which resulted in a decrease of $132,538 or 90%, and the Fern Ridge campground which resulted in a decrease of $41,128 or 93%. This was offset by an increase in Lake Club expenses of $5,372 or 14% which were primarily supplies and services.

Land Resource Management operation expenses increased by $1,644,866 or 719%, for the six months of Fiscal 2005 compared to the six months ended April 30, 2004. This increase was primarily the result of an increase in the cost of land and investment properties sold of $1,198,037, and the new expenses of $404,474 related to the  real estate development operation.  Real estate development expenses are administrative and non-capitalizeable items related to the ongoing construction of single family homes in the Laurelwoods subdivision located adjacent to the Big Boulder ski area and the construction of the 18-hole golf course at Jack Frost Mountain.

Rental income operation expenses increased by $603,594, or 549%, for the six months ended April 30, 2005 compared to the six months ended April 30, 2004.  This increase was due to the purchase of the Oxbridge Square shopping center and the Coursey Commons shopping center which were not purchased until the third quarter of Fiscal 2004 and therefore had no expenses in the prior fiscal year.

General and Administrative expenses increased by $296,521 or 71%, for the six months of Fiscal 2005 compared to the six months ended April 30, 2004. This increase was due primarily to an increase in depreciation expense of $17,458, or 65%, legal and audit fees of $37,575, or 70% and supplies and services  of $124,375, or 476%.

The asset impairment loss is the result of closing the Splatter paintball operation.  This operation closed for the season in November 2004, and in March 2005 final determination to terminate this operation was made as a result a change in the intended use of the land, in particular, the Splatter land is being utilized for the construction of the golf course at Jack Frost Mountain.

Interest and other income decreased by $8,414, or 180% for the six months ended April 30, 2005 compared to the six months ended April 30, 2004. This decrease was attributable to the loss recognized on the sale of items related to closing the Splatter paintball operation.

Interest expense increased by $414,981, or 230%, for the first six months of Fiscal 2005 compared to the six months ended April 30, 2004. This increase is primarily attributable to the acquisition of two new shopping centers in third quarter of Fiscal 2004. The Oxbridge Square shopping center acquired on June 1, 2004 had interest expense of $172,151 and Coursey Commons shopping center acquired on July 1, 2004 had interest expense of $251,293 for the six months ended April 30, 2005.  There was no expense associated with debt on these properties for the six months ended April 30, 2004.

We had discontinued operations which were the result of the sale of Dreshertown Plaza Shopping Center in March 2004.  Net income from discontinued operations in the amount of $7,555,638 was recognized for the six months ended April 30, 2004.

Financial Condition, Liquidity and Capital Resources

The Combined Statement of Cash Flows reflects net cash used in operating activities of $1,003,566 for the six months ended April 30, 2005 compared to net cash provided by operating activities of $2,272,147 for the six months ended April 30, 2004.

The Companies have mortgaged five investment properties totaling $784,269 with Manufacturers and Traders Trust Company repayable over 5 years.  One mortgage bears interest at a rate of 4.33%, and the other four mortgages bear interest at a rate of 5.17% fixed for one year after which the rates will be adjusted.  The funds will be utilized for real estate development and debt service will be funded by the rental income from the properties.  On June 1, 2005 the mortgage bearing interest at a rate of 4.33% with a principal balance of $137,422 was paid.

Management has two lines of credit with Manufacturers and Traders Trust Company totaling $3.1 million.  A $2.1 million line is used for general operation and a $1 million line was secured for real estate transactions.  At April 30, 2005, Blue Ridge had utilized approximately $2,087,000 of the $2.1 million general line of credit, which is an on demand line with no expiration date. The line of credit bears interest at 1.00% less than the prime rate (4.75% at April 30, 2005).  At April 30, 2005, the Companies also had a real estate line of credit available aggregating $1,000,000.  The real estate line of credit bears interest at .50% less than the prime rate (5.25% at April 30, 2005).

As of April 30, 2005, the Companies had $2,500,000 demand note outstanding, payable to Manufacturers and Traders Trust Company.  Interest is due and payable monthly at the bank's prime rate which was 5.75% at April 30, 2005.  The principal of the note is payable on demand or on the June 14, 2005 maturity date.  On May 11, 2005 the principal balance of $2,500,000 was paid.

The major capital investments made in the second quarter of Fiscal 2005 were the purchase of ski rental equipment purchased for both ski areas and continued investment in the infrastructure and land development costs.

Management has received approval from the board of directors to proceed with increasing the Companies’ general line of credit with M & T Bank from $2.1 million to $3.1 million.

In March 2005, the Companies issued an additional 8,000 shares of stock as a result of corporate officers exercising stock options.  The issuance resulted in additional capital totaling $142,000.

The Companies’ believe that their cash flow from operations, along with the proceeds that they received from the rights offering in May 2005, will be adequate to meet their anticipated requirements for working capital and capital expenditures for at least the next 12 months.

As part of its ongoing operations, the Companies enter into arrangements that obligate the Companies to make future payments under contracts such as lease agreements and debt agreements.  Debt obligations, which total $25,296,952, are currently recognized as liabilities in the Companies' combined balance sheet.  As of April 30, 2005, the Companies have entered into three contracts totaling approximately $6,098,000 to construct an 18-hole golf course at Jack Frost Mountain.  Progress payments of $359,911 have been made against these contracts as of April 30, 2005.  A summary of the Companies' contractual obligations at the six months ended April 30, 2005 is as follows:

Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lines of Credit	2,086,869	2,086,869	0	0	0
Demand Note	2,500,000	2,500,000	0	0	0
Long-Term Debt	15,454,426	587,691	2,982,020	1,012,514	10,872,201
Capital Leases	593,559	258,841	334,718	0	0
Construction Obligations	5,738,203	5,738,203	0	0	0
Pension Contribution Obligations	283,368	283,368	0	0	0
Total Contractual Cash Obligations	$26,656,425	$11,454,972	$3,316,738	$1,012,514	$10,872,201

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At April 30, 2005, we had $6,606,761 of variable rate indebtedness, representing 32% of our total debt outstanding, at an average rate of 4.92% (calculated as of April 30, 2005).  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.

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

During fiscal year ended October 31, 2004, the Companies entered into several 1031 tax deferred property exchanges.  Some of the errors cited by the Companies’ independent registered public accounting firm resulted from intricate interpretations regarding several of the 1031 tax deferred exchanges for commercial properties.  Additionally, errors related to inadequate reconciliation of certain accounts primarily resulted from a timing difference in the posting of mortgage payments made in the month prior to the due date.  This is the accounting method employed by the management company of the Companies’ shopping centers.  The Companies have resolved this issue with the management company.  The Companies are currently negotiating an agreement with an external Certified Public Accountant consulting firm to assist with any specialized accounting issues.  The Companies also have improved their reconciliation preparation and approval processes by adding in additional processes in response to the suggestions made by Jefferson Wells International, a consultant the Companies have engaged to help document, test and remediate internal controls.

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

The Companies have implemented project management software to help the Companies track land development costs on the three levels required under SFAS 67.  Some reclassifications of previous real estate projects are ongoing.  In addition, the Companies are in the process of developing a reporting module that can effectively assess the carrying value of capitalized costs for impairment.

(3)  The accounting department is understaffed.

The Companies are currently negotiating an agreement with an external Certified Public Accountant consulting firm to assist the Companies with specialized accounting issues.

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

The Companies management, with the participation of the Companies’ President and Executive Vice President/Treasurer, evaluated the effectiveness of the Companies’ disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, and the material weaknesses described above, the President and the Executive Vice President/Treasurer concluded that the Companies’ disclosure controls and procedures as of the end of the period covered by this report were not adequate to ensure that the information required to be disclosed by the Companies in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Companies believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on March 30, 2005.  The following proposal was adopted by the margins indicated:

(1) Election of Directors.  The results of the vote tabulated at the meeting for the following four director nominees were as follows:

	Blue Ridge Real Estate Company		Big Boulder Corporation
	Number of Shares		Number of Shares
	Votes For	Votes Withheld	Votes For	Votes Withheld
Milton Cooper	1,640,371	312	1,640,496	187
Michael J. Flynn	1,640,427	256	1,640,552	131
Patrick M. Flynn	1,640,427	256	1,640,552	131
Wolfgang Traber	1,640,427	256	1,640,552	131

Item 6.   EXHIBITS

Exhibit Number	Description
10.1

Agreement dated April 13, 2005, between Blue Ridge Real Estate Company and Dobrinski Brothers, Inc. for the Jack Frost National Golf Club project in the amount of $1,220,114.30 (filed April 15, 2005 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.2	Form of Stock Option Agreement (filed March 28, 2005 as Exhibit 10.26 to Form S-1/A Registration Statement (file no. 333-121855) and incorporated herein by reference)
10.3

Schedule of Optionees and Material Terms of Stock Option Agreements (filed March 28, 2005 as Exhibit 10.27 to Form S-1/A Registration Statement (file no. 333-121855) and incorporated herein by reference)

31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1	Principal Executive Officer’s Section 1350 Certification
32.2	Principal Financial Officer’s Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   June 14, 2005

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   June 14, 2005

/s/ Cynthia A. Barron

Cynthia A. Barron

Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1

Agreement dated April 13, 2005, between Blue Ridge Real Estate Company and Dobrinski Brothers, Inc. for the Jack Frost National Golf Club project in the amount of $1,220,114.30 (filed April 15, 2005 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.2	Form of Stock Option Agreement (filed March 28, 2005 as Exhibit 10.26 to Form S-1/A Registration Statement (file no. 333-121855) and incorporated herein by reference)
10.3

Schedule of Optionees and Material Terms of Stock Option Agreements (filed March 28, 2005 as Exhibit 10.27 to Form S-1/A Registration Statement (file no. 333-121855) and incorporated herein by reference)

31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1	Principal Executive Officer’s Section 1350 Certification
32.2	Principal Financial Officer’s Section 1350 Certification