Form 10-Q
period 2005-07-31
BLUE RIDGE REAL ESTATE CO
filed 2005-09-14
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

YES________          NO_____X____

      The number of shares of the registrants’ common stock outstanding as of the close of business on September 13, 2005 was 2,385,024 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Condensed Balance Sheets July 31, 2005 and October 31, 2004

1

Combined Condensed Statements of Operations - Three and Nine months ended

July 31, 2005 and 2004

3

Combined Condensed Statement of Changes in Shareholder’s Equity - for the Nine months ended

July 31, 2005

4

Combined Condensed Statements of Cash Flows - Nine Months Ended

July 31, 2005 and 2004

5

Notes to Financial Statements

6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations

11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

18

Item 4.  Controls and Procedures

18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

20

Item 6.  Exhibits

21

Signatures

22

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS

ASSETS

	(UNAUDITED)
	July 31,	October 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,598,231	$89,739
Short term investments	1,714,022	0
Accounts receivable and mortgages receivable	578,066	506,993
Inventories	122,418	246,394
Prepaid expenses and other current assets	552,750	833,658
Deferred tax asset	85,000	85,000
Total current assets	6,650,487	1,761,784
Cash held in escrow	246,776	134,907
Accounts receivable and mortgages receivable noncurrent	257,688	299,986
Land and land development costs (5,124 acres per land ledger)	13,550,995	4,527,937
Properties:
Land held for investment, principally unimproved (12,157 and 14,615, respectively, acres per land ledger)	6,512,372	6,647,345
Land improvements, buildings and equipment – ski	41,562,581	43,636,015
Land improvements, buildings and equipment - commercial	24,052,460	24,364,105
Land improvements, buildings and equipment	2,998,482	3,083,062
	75,125,895	77,730,527
Less accumulated depreciation and amortization	38,263,890	38,993,172
	36,862,005	38,737,355
	$57,567,951	$45,461,969

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	(UNAUDITED)
	July 31,	October 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2005	2004
Current Liabilities:
Notes payable - line of credit	$0	$1,493,000
Notes payable - demand note	0	2,500,000
Current installments of long-term debt	326,457	766,060
Current installments of capital lease obligations	0	244,686
Accounts payable	1,571,399	1,708,615
Accrued claims	24,809	99,282
Deferred revenue	346,927	747,638
Accrued pension expense	547,665	606,406
Accrued liabilities	521,961	699,959
Total current liabilities	3,339,218	8,865,646

Long-term debt, less current installments	12,889,472	14,277,503
Capital lease obligations, less current installments	0	593,559
Deferred revenue non-current	515,631	515,631
Other non-current liabilities	0	5,764
Deferred income taxes	6,871,706	5,434,000
Commitments and contingencies
Combined shareholders' equity:
Capital stock, without par value, stated value $.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,667,042 and 2,198,148 shares, respectively	800,111	659,444
Capital in excess of stated value	17,337,329	1,461,748
Compensation recognized under employee stock plans	200,900	200,900
Earnings retained in the business	17,698,991	15,533,181
	36,037,331	17,855,273

Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
	33,951,924	15,769,866
	$57,567,951	$45,461,969

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JULY 31, 2005 & 2004

(UNAUDITED)

	Three Months Ended		Nine Months Ended
Revenues:	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Ski operations	$95,470	$39,385	$10,083,590	$9,657,793
Real estate management	826,414	944,478	2,192,179	2,707,995
Summer recreation operations	559,387	1,079,440	616,992	1,303,747
Land resource management	422,994	199,866	5,404,601	923,341
Rental income	669,331	359,426	1,977,849	526,865
	2,573,596	2,622,595	20,275,211	15,119,741
Costs and expenses:
Ski operations	1,303,362	1,432,601	8,482,657	10,809,136
Real estate management	908,480	745,156	2,330,559	2,261,090
Summer recreation operations	478,391	879,928	609,081	1,254,164
Land resource management	314,739	196,407	2,188,455	425,257
Rental income	272,100	204,927	985,580	384,085
General and administration	448,256	246,960	1,164,787	666,970
Asset impairment loss	0	1,021,034	149,798	1,021,034
	3,725,328	4,727,013	15,910,917	16,821,736
(Loss) income from continuing operations	(1,151,732)	(2,104,418)	4,364,294	(1,701,995)

Other income (expense):
Interest and other income	16,397	1,084,774	12,654	1,089,445
Interest expense	(162,881)	(164,476)	(758,538)	(345,152)
	(146,484)	920,298	(745,884)	744,293

(Loss) income from continuing operations before income taxes	(1,298,216)	(1,184,120)	3,618,410	(957,702)

(Credit) provision for income taxes	(513,900)	(381,899)	1,452,600	(293,026)

Net (loss) income before discontinued operations	(784,316)	(802,221)	2,165,810	(664,676)

Discontinued operations	0	7,906	0	12,445,170

Provision for income taxes on discontinued operations	0	0	0	4,881,626

Net income from discontinued operations	0	7,906	0	7,563,544

Net (loss) income	$(784,316)	$(794,315)	$2,165,810	$6,898,868

Basic (loss) earnings per weighted average combined share:
Net (loss) income before discontinued operations	($0.48)	($0.42)	$1.04	($0.35)
Net income from discontinued operations	$0.00	$0.01	$0.00	$3.95
Net (loss) income	($0.48)	($0.41)	$1.04	$3.60

Diluted (loss) earnings per weighted average combined share:
Net (loss) income before discontinued operations	($0.47)	($0.40)	$1.01	($0.34)
Net (loss) income from discontinued operations	$0.00	($0.01)	$0.00	$3.87
Net (loss) income	($0.47)	($0.41)	$1.01	$3.53

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JULY 31, 2005

(UNAUDITED)

	Capital Stock (a)
	Shares	Amount	Capital in excess of stated par (b)	Compensation under employee stock plans	Earnings retained in the business	Capital stock in treasury*	Total

Balances, October 31, 2004	2,198,148	$659,444	$1,461,748	$200,900	$15,533,181	$(2,085,407)	$15,769,866

Net income					2,165,810		2,165,810

Issuance of Rights Offering	407,894	122,367	15,014,180				15,136,547

Exercise of stock options	61,000	18,300	861,401				879,701

Balances, July 31, 2005	2,667,042	$800,111	$17,337,329	$200,900	$17,698,991	$(2,085,407)	$33,951,924

(a) Capital stock, at stated value of $.30 per combined share

(b) Net of issuance costs of $363,424

* 282,018 shares held in treasury, at cost

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2005 & 2004

(UNAUDITED)

	2005	2004
Cash Flows (Used in) Provided By Operating Activities:
Net income	$2,165,810	$6,898,868
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and impairment loss	2,044,996	3,652,793
Deferred income taxes	1,437,706	4,588,532
Loss (gain) on sale of properties	23,672	(13,111,046)
Changes in operating assets and liabilities:
Accounts receivable and mortgages receivable	(28,775)	147,091
Prepaid expenses & other current assets	404,884	336,240
Deferred operating costs	0	1,554,505
Land and land development costs	(9,023,058)	(2,289,978)
Accounts payable & accrued liabilities	(454,192)	(350,372)
Deferred revenue	(400,711)	(247,701)
Net cash (used in) provided by operating activities	(3,829,668)	1,178,932
Cash Flows Used In Investing Activities:
Proceeds from sale of properties	1,190,973	15,880,374
Additions to properties	(1,384,292)	(18,176,244)
Cash held in escrow	(111,869)	309,308
Purchase of short term investments	(4,692,160)	0
Proceeds from sales of short term investments	2,978,138	0
Net cash used in investing activities	(2,019,210)	(1,986,562)
Cash Flows Provided By Financing Activities:
Borrowings under short-term financing	8,998,065	6,923,180
Payment of short-term financing	(12,991,065)	(6,437,000)
Proceeds from long-term debt	1,763,244	7,374,095
Payment of long-term debt and capital lease obligations	(4,429,122)	(7,136,686)
Proceeds from rights offering and exercise of stock options	16,016,248	0
Net cash provided by financing activities	9,357,370	723,589
Net increase (decrease) in cash & cash equivalents	3,508,492	(84,041)
Cash and cash equivalents, beginning	89,739	178,315
Cash and cash equivalents, ending	$3,598,231	$94,274

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$849,428	$415,125
Income taxes	$87,305	$16,864

Supplemental disclosure of non cash investing and financing activities:
Additions to properties acquired through capital lease obligations	$0	$283,398

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

     The combined financial statements as of and for the three and nine month periods ended July 31, 2005 and 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2004 Annual Report on Form 10-K. In the opinion of management, the accompanying combined financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

     Investments are classified as available-for-sale securities.  Investments with maturities of one year or less are classified as short-term investments.  Investments in debt and equity securities are carried at fair value which approximates cost.

     Management believes that its accounting policies regarding accounts and mortgages receivable, long lived assets, revenue recognition, deferred tax assets and liabilities and other reserves, among others, affect its more significant judgments and estimates used in the preparation of its Combined Condensed Financial Statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Management believes there have been no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2004 (“Fiscal 2004”).

     Certain amounts in the 2004 combined financial statements have been reclassified to conform to the 2005 presentation.  In addition, the Companies have reclassified the operating results of the Companies rental real estate property, Dreshertown Shopping Plaza, to report discontinued operations, in accordance with updated clarification and discussions provided under Emerging Issues Task Force (“EITF”) 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.  Upon evaluating the characteristics outlined in EITF 03-13, the Companies concluded that reclassification to discontinued operations is appropriate, and consistent with reporting in the Companies’ annual report on Form 10-K for Fiscal 2004.  Furthermore, the Companies do not believe that amendment of prior year quarterly filings would provide any further clarity or transparency, as the facts and circumstances surrounding the Companies’ plans to sell the shopping plaza were fully disclosed.

     These reclassifications do not affect net income, as reported in previously filed Forms 10-K and 10-Q.

     Prior to Fiscal 2004, management’s estimate of deferred operating costs was primarily based on deferring costs directly related to ski operations in order to match those costs to the period in which ski operating revenues are recognized. Ski operating revenues are recognized principally over the months of December through March.  Effective April 1, 2004, the Companies elected to change their method of deferring certain ski operating costs incurred during the non-ski season.  Upon investigation of competitors’ practices, management has determined that a change in accounting principle should be made in order to report ski operations in accordance with the predominant industry practice used by similar operating companies.  Additionally, the Companies believe the new method better enables users of the financial statements, including management, to benchmark the Companies’ ski operations segment results against their competitors by removing the timing difference associated with matching certain ski operating costs incurred in a prior fiscal year against current fiscal year ski operating revenues.  There is no effect of this change in accounting principle on the financial statement reported in this current period.

     The following table summarizes the pro forma effect on income (loss) from operations, net income (loss) and earnings (loss) per share for the three and nine months ended July 31, 2005 and 2004, had the change in accounting principle been in effect previously.

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004

(Loss) income from continuing operations, as reported	($1,151,732)	($2,104,418)	$ 4,364,294	($1,701,995)

Effect of ski operating costs expensed in the period, that would have been previously expensed in the prior fiscal year	--	--	--	2,509,778

Pro forma (loss) income from continuing operations	($1,151,732)	($2,104,418)	$ 4,364,294	$ 807,783

Net (loss) income, as reported	($784,316)	($794,315)	$ 2,165,810	$ 6,898,868

Effect of ski operating costs expensed in the period, that would have been previously expensed in the prior fiscal year, net of tax effect	--	--	--	1,505,867

Pro forma net (loss) income	($784,316)	($794,315)	$ 2,165,810	$ 8,404,735

Basic (loss) earnings per weighted average combined share, as reported:	($0.48)	($0.41)	$1.04	$3.60

Effect of ski operating costs expensed in the period, that would have been previously expensed in the prior fiscal year, net of tax effect	--	--	--	$0.79

Basic (loss) earnings per weighted average combined share, as pro forma:	($0.48)	($0.41)	$1.04	$4.39

Diluted (loss) earnings per weighted average
combined share, as reported	($0.47)	($0.41)	$1.01	$3.53

Effect of ski operating costs expensed in the period, that would have been previously expensed in the prior fiscal year, net of tax effect	--	--	--	$0.77

Diluted (loss) earnings per weighted average combined share, as pro forma	($0.47)	($0.41)	$1.01	$4.30

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

     4. The provision for income taxes for the three and nine months ended July 31, 2005 and 2004 represents the estimated annual effective tax rate for the years ending October 31, 2005 and 2004.  The effective income tax rate for the first nine months of the fiscal year ending October 31, 2005 (“Fiscal 2005”) and for Fiscal 2004 was estimated at 40%.

     5. During the three and nine months ended July 31, 2005, several corporate officers exercised stock options in varying amounts for a total of 20,000 and 61,000 shares, respectively.

     As of February 1, 2005, seven key employees were granted stock options to purchase a total of 52,000 shares of common stock of the Companies.  The options have a term of five years and vest over three years.  The shares were issued at an exercise price of $34.00 per share, which equals the estimated fair market value of the Companies’ common stock on the date of grant.

      Had compensation cost for the Companies' employee stock option plan been determined consistent with SFAS No. 123 and SFAS No. 148, the Companies' net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004

Net (loss) income, as reported	($784,316)	($794,315)	$2,165,810	$6,898,868
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	--	--	--	--
Deduct: Total stock- based employee compensation expense determined under fair value based method for all awards, net of tax effects	(91,112)	0	(182,189)	(218,170)
Pro forma net (loss) income	($875,428)	($794,315)	$1,983,621	$6,680,698

Weighted average combined shares of common stock outstanding used to compute basic earnings per combined common share	2,378,357	1,916,130	2,086,650	1,916,130
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	42,449	52,699	48,711	39,700
Combined shares used to compute dilutive effect of stock option	2,420,806	1,968,829	2,135,361	1,955,830

Basic (loss) earnings per share:
As reported	($0.48)	($0.41)	$1.04	$3.60
Pro forma	($0.37)	($0.41)	$0.95	$3.49
Diluted (loss) earnings per share:
As reported	($0.47)	($0.41)	$1.01	$3.53
Pro forma	($0.36)	($0.41)	$0.93	$3.42

6.  Pension Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004

Service Cost	$69,352	$65,821	$208,056	$197,464
Interest Cost	75,556	69,996	$226,668	209,988
Expected return on plan assets	(68,224)	(61,353)	(204,672)	(184,060)

Net amortization and deferral:
Amortization of transition obligation	2,120	2,120	6,360	6,360
Amortization of prior service cost	153	153	459	459
Amortization of accumulated (gain)/loss	7,956	6,065	23,868	18,195
Net amortization and deferral	10,229	8,338	30,687	25,014

Total net periodic pension cost	$86,913	$82,802	$260,739	$248,406

The Companies expect to contribute $486,334 to its pension plan in Fiscal 2005.  As of July 31, 2005, contributions have been made totaling $313,441.  The Companies anticipate contributing an additional $172,893 to fund its pension in Fiscal 2005.

7.      Effective March 10, 2004, the Companies discontinued operation of the Dreshertown Shopping Center as a result of the property being sold.  Previously, this discontinued operation was included in the Real Estate Management / Rental Income business segment of the combined statement of operations.

Operating results of the discontinued operation in the three and nine months ended July 31, 2004 are as follows:

	Three months ended 7/31/04	Nine months ended 7/31/04
Revenues	$5,579	$720,018
Expenses	(2,327)	301,716
Income from operations	$7,906	$418,303
Gain on sale	0	12,026,867
Income from discontinued operations before income taxes	$7,906	$12,445,170

8.  Subsequent Event

          On August 8, 2005 the Companies entered into an agreement with a contractor, Robert C. Young, Inc., to provide equipment, supplies and personnel for the infrastructure improvements for the second phase of the Laurelwoods II Residential Development. The agreement totals approximately $2,427,000 and construction has commenced and is scheduled for completion in approximately 180 days.  The Companies filed a Form 8-K disclosing this agreement on August 10, 2005.

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

The Companies own 17,281 acres of land in Northeastern Pennsylvania.  Of the Companies’ core land holdings, the Companies have designated 5,124 acres as held for development and are moving forward with municipal approvals.  Based on a market study commissioned by the Companies, management believes that the Companies’ primary focus should be on single and multi-family dwellings in proximity to the Companies’ ski area.  Additionally, an 18-hole golf course is under construction at Jack Frost Mountain and is scheduled to open in the summer of 2006.  Plans are in progress for municipal approval for a community surrounding the golf course comprised of approximately 1,100 homes. The golf course community will consist of approximately 45% single family homes and 55% multi-family units, as well as golf club amenities and the necessary infrastructure.  It is expected that all of the planned developments will result in approximately 3,700 lots or units.  The Companies anticipate that some lots will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.  The Companies also expect that certain subdivisions may be sold outright in phases to nationally-recognized land developers in order to facilitate the market for housing and to reduce the inherent risk associated with any land development.

The Companies made the decision this past spring to close the Splatter Paintball Games summer recreational center, which has resulted in the recognition of an impairment loss in the second quarter of Fiscal 2005.  Splatter Paintball Games terminated operations April 1, 2005.  The decision to close the Splatter Paintball Games was made because the playing fields used for paintball games were being encroached upon by the construction of the golf course.

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

In May 2005, the Companies paid down outstanding debt and capital leases totaling approximately $5.3 million.

On June 15, 2005, the Companies sold approximately 27 acres of land to Tobyhanna Township with an appraisal value of $400,000.  The land was sold at a price of $250,000, with $150,000 representing a donation to the township.  The transaction was recorded as a section 1031 tax deferred exchange.

On July 6, 2005, the Companies amended their general line of credit with Manufactures and Traders Trust Company.  The amendment increases the maximum available amount from $2.1 million to $3.1 million.  Interest on the line of credit continues to be due and payable on a monthly basis at a variable rate of 1% less than the prime rate.

On July 20, 2005, the Companies secured a letter of credit with Manufacturers and Traders Trust Company issued to the Township of Kidder in the amount of $2,571,884 for the infrastructure improvements for the second phase of the Laurelwoods II Residential Development.  The $2,571,884 letter of credit reduces the available amount of the Companies’ general line of credit.

The companies have been approached by an outside entity to explore the possible opportunity of leasing the Jack Frost Mountain and Big Boulder ski areas.  Management is completing an analysis to see if leasing to a third party ski area operator can provide a better return on investment.

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

Timbering revenues from stumpage contracts are recognized at the time a stumpage contract is signed in accordance with Staff Accounting Bulleting No. 104 – Revenue Recognition, (“SAB 104”). At the time a stumpage contract is signed, the risk of ownership is passed to the buyer at a fixed, determinable cost.  Reasonable assurance of collectibility is determined by the date of signing, and at that time, the obligations of the Companies’ are satisfied.  Therefore, full accrual recognition at the time of contract execution is appropriate under SAB 104 guidance.

The Companies account for mortgages receivable on a cost basis.  Interest income is recorded on a monthly basis.  Late payment fees are charged on overdue payments of principal and interest.  Mortgages receivable are evaluated at origination and monitored on an ongoing basis for credit worthiness.  Mortgages receivable are considered fully collectible by management and accordingly no allowance for loan losses is considered necessary.  Any mortgage 90 days past due is reviewed by management for write off.

Accounts receivable are reported at net realizable value.  Accounts are written off when they are determined to be uncollectible based upon management’s assessment of individual accounts.  The allowance for doubtful accounts, which the Companies believe is insignificant, is estimated based on the Companies’ historical losses and the financial stability of its customers.

Management’s estimate of deferred tax assets and liabilities is primarily based on the difference between the tax basis and financial reporting basis of depreciable assets, like-kind exchanges of assets, accruals and deferred revenues.  Valuation allowances are established, when necessary to reduce tax assets to the amount expected to be realized.

The Companies’ capitalize as land and land development costs, the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use.  The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method.  Selling expenses are charged against income in the period incurred.

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

Impairment losses are recognized in operating income, as they are determined. The Companies review their long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, the Companies calculate the expected future net cash flows to be generated by the asset. If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the difference between the carrying value and the fair value of the asset.  Impairment losses were recognized during the three months ended April 30, 2005 and July 31, 2004.

Deferred revenue consists of revenue billed in advance for services and dues that are not yet earned. Revenue billed in advance for services consists of season lift tickets and advance ticket sales and gift certificates for the ski resorts. The Companies recognize revenue billed in advance ratably over the principal months of the ski season, December through March. Dues that are not yet earned consist of rents related to the Companies’ commercial properties that have been paid in advance, and dues related to memberships in the Companies’ hunting clubs paid in advance. The Companies recognize revenue related to the hunting and fishing clubs over the one-year period that the dues cover.  The Companies recognize revenue related to the fishing club over a 5 month period, May through September.

Results of Operations for the Three and Nine Months Ended July 31, 2005 and 2004

Operations for the three and nine months ended July 31, 2005 resulted in net loss of $0.48 and net income of  $1.04 per combined share compared to net loss of $0.41 and net income of $3.60 per combined share for the three and nine months ended July 31, 2004.

Revenue

Combined revenue of $2,573,596 and $20,275,211 for the three and nine months ended July 31, 2005 represents a decrease of $48,999 for the three months ended July 31, 2005 and an increase of $5,155,470 for the nine months ended July 31, 2005 compared to combined revenue of $2,622,595 and $15,119,741 for the three and nine months ended July 31, 2004.  Ski operations revenue increased by $56,085 and $425,797 for the three and nine months ended July 31, 2005 compared to the three and nine months ended July 31, 2004.  Real Estate Management revenue decreased by $118,064 and $515,818 for the three and nine months ended July 31, 2005 as compared to the three and nine months ended July 31, 2004. Summer recreation operations revenue decreased by $520,053 and $686,755 for the three and nine months ended July 31, 2005 compared to the three and nine months ended July 31, 2004. Land resource management revenue increased by $223,128 and $4,481,260 for the three and nine months ended July 31, 2005 compared to the three and nine months ended July 31, 2004.  Rental income revenue increased by $309,905 and $1,450,984 for the three and nine months ended July 31, 2005 compared to the three and nine months ended July 31, 2004.

The increase in ski operations revenue of $425,797, or 4%, for the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004 was due mainly to an increase in tubing revenue of $232,271, or 31%, food revenue of $64,156, or 4%, rental shop revenue of $86,792, or 7%, ski school revenue of $29,480, or 5%, and retail revenue of $11,837, or 3%. These increases are attributed to a strong Presidents Day week and improved weather conditions that resulted in 10 additional days of operations at the end of the season.

Real estate management revenue decreased by $515,816, or 19%, for the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004. This decrease in revenue is primarily attributable to the sale of the four communication towers in Fiscal 2004 which resulted in decreased rental income of $151,008, or 92%, and a reduction in construction revenue of $334,506, or 81%.

Summer recreation operations revenue decreased by $686,755, or 53%, for nine months ended July 31, 2005 compared to the nine months ended July 31, 2004. The decrease was primarily the result of decreased Splatter paintball revenue of $227,142, or 86%, decreased Traxx motocross revenue of $251,564, or 93%, and decreased campground revenue of $258,444, or 100%, for the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004. The decision to discontinue the Splatter paintball operation was made in March 2005 and resulted in an asset impairment loss of $149,798 being recorded for the second quarter ended April 30, 2005.  The Traxx motocross park and the Fern Ridge campground were recognized as impairment losses in Fiscal 2004.

Land resource management revenue increased by $4,481,260 for the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004.  This increase is primarily attributable to land and investment properties sale revenue increasing by $4,126,678 and increased timbering revenue of $354,581.  Land sales and timbering revenues are subject to fluctuating market conditions, interest rates and the selective harvesting of timber.

Rental operations revenue increased by $1,450,984 for the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004. This increase is attributable to the addition of the Oxbridge Square shopping center purchased on June 1, 2004 and the Coursey Commons shopping center purchased on July 1, 2004. Oxbridge Square shopping center’s rental income increased $814,245 and Coursey Commons shopping center’s rental income increased by $651,702 for the nine months ended July 31, 2005.  Therefore, the increase is due to a full nine months of revenue in the current period.

Combined operating costs decreased by $537,400 during the first nine months of Fiscal 2005 compared to the nine months ended July 31, 2004. Ski operating expenses decreased by $2,326,479, or 22%. This decrease was primarily attributable to management’s decision in April 2004 to make a change in accounting principle, whereby costs for the ski areas are no longer being deferred. Previously certain ski area costs from April through October were deferred until the following fiscal year beginning in November. The effect was that ski area costs for the period April 2003 through October 2003 that were deferred from the prior fiscal year were expensed ratably in December 2003 through March 2004, in addition to the actual expenses incurred for the nine months ended July 31, 2004. For the nine months ended July 31, 2005, only monthly expenses incurred are reflected as there are no deferred costs.

Real Estate Management operating expenses increased by $69,469, or 3%, for the nine months of Fiscal 2005 compared to the nine months ended July 31, 2004. This increase is attributable to an increase in homeowner contract sales expense related to home improvements performed on residential units in our resort communities.

Summer recreation operations expenses decreased by $645,083, or 51%, for the nine months of Fiscal 2005 compared to the nine months ended July 31, 2004. This was the result of the discontinuation of the Fern Ridge campground which resulted in a decrease of recreation operation expenses of $590,281, or 99%, and the Splatter paintball operation which resulted in a decrease of $20,896, or 9%.

Land Resource Management operation expenses increased by $1,763,198, or 414%, for the nine months of Fiscal 2005 compared to the nine months ended July 31, 2004. This increase was primarily the result of an increase in the cost of land and investment properties sold of $1,139,574, and the new expenses of $599,978 related to the real estate development operation.  Real estate development expenses are administrative and non-capitalizeable items related to the ongoing construction of single family homes in the Laurelwoods subdivision located adjacent to the Big Boulder ski area and the construction of the 18-hole golf course at Jack Frost Mountain.

Rental income operation expenses increased by $601,495 for the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004.  This increase was due to the purchase of the Oxbridge Square shopping center and the Coursey Commons shopping center which were not purchased until the third quarter of Fiscal 2004 resulting in less than a complete quarters operating expenses. The Oxbridge Square shopping center operating expenses increased by $443,483 and the Coursey Commons shopping center increased $562,775. These increases were offset by a decrease in Dreshertown shopping plaza’s operating expenses of $267,398 as this center was sold in Fiscal 2004.

General and Administrative expenses increased by $497,817, or 75%, for the nine months of Fiscal 2005 compared to the nine months ended July 31, 2004.  This increase was due primarily to an increase in supplies and services of $ 129,353, or 276%, legal and audit fees of $69,575, or 86%, and a land donation valued at $150,000 to Tobyhanna Township.

Interest and other income decreased by $1,076,791, or 101%, for the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004. This decrease was attributable to the gain recognized on the sale of the communication towers in Fiscal 2004.

Interest expense increased by $413,386, or 55%, for the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004. This increase is primarily attributable to the acquisition of two new shopping centers in third quarter of Fiscal 2004. The Oxbridge Square shopping center acquired on June 1, 2004 had interest expense of $220,793 for the nine months ended July 31, 2005 as compared to $49,989 for the nine months ended July 31, 2004 for an increase of $170,804 and Coursey Commons shopping center acquired on July 1, 2004 had interest expense of $324,729 for the nine months ended July 31, 2005 as compared to $47,932 for the nine months ended July 31, 2004 for an increase of $276,797.

We had discontinued operations in Fiscal 2004 which was the result of the sale of Dreshertown Plaza Shopping Center in March 2004.  Net income from discontinued operations in the amount of $7,563,544 and

$7,906 was recognized during the nine and three months ended July 31, 2004. There were no discontinued operations in Fiscal 2005.

Financial Condition, Liquidity and Capital Resources

The Combined Statement of Cash Flows reflects net cash used in operating activities of $3,829,668 for the nine months ended July 31, 2005 compared to net cash provided by operating activities of $1,178,932 for the nine months ended July 31, 2004.

The Companies have mortgaged four investment properties totaling $633,971 with Manufacturers and Traders Trust Company repayable over 5 years.  The four mortgages bear interest at a rate of 5.17% fixed for one year after which the rates will be adjusted.  The funds have been utilized for real estate development and debt service is funded by the rental income from the properties.

Management has two lines of credit with Manufacturers and Traders Trust Company totaling $4.1 million.  The $2.1 million line used for general operation was amended on July 6, 2005 to increase the available amount to $3.1 million.  On July 20, 2005 a letter of credit in the amount of $2,571,884 was issued against the $3.1 million general line in favor of Kidder Township which draws down the available balance.  Also in place is a $1 million line for real estate transactions.  At July 31, 2005, none of the $3.1 million general line of credit, which is an on demand line with no expiration date, had been utilized. However, at July 31, 2005, the balance available for draw downs under the $3.1 million general line of credit was $528,116 because of the $2,571,884 letter of credit.  The general line of credit bears interest at 1.00% less than the prime rate (5.25% at July 31, 2005).  The $1 million real estate line of credit bears interest at .50% less than the prime rate (5.75% at July 31, 2005) and is entirely available at July 31, 2005..

On May 11, 2005, the Companies paid in full a $2,500,000 demand note payable to Manufacturers and Traders Trust Company.  Also in May, the Companies paid long term debt of $2,271,874 and capital lease obligations of $593,559.

The Companies continue to make capital investments in the infrastructure and land development costs in the third quarter of Fiscal 2005.

The Companies’ believe that their cash flow from operations, along with the proceeds that they received from the rights offering they completed in May 2005, will be adequate to meet their anticipated requirements for working capital and capital expenditures for at least the next 12 months.

As part of its ongoing operations, the Companies enter into arrangements that obligate the Companies to make future payments under contracts such as lease agreements and debt agreements.  Contractual obligations, which total $13,388,822, are currently recognized as liabilities in the Companies’ combined balance sheet.  As of July 31, 2005, the Companies have three contracts in place totaling approximately $6,098,000 to construct an 18-hole golf course at Jack Frost Mountain.  Progress payments of $2,669,326 have been made against these contracts as of July 31, 2005.  Subsequent to the quarter end, the Companies have entered into a $2,427,000 contract for the infrastructure improvements for the second phase of the Laurelwoods II residential development.  A summary of the Companies’ contractual obligations is as follows:

Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	13,215,929	326,457	1,190,450	954,323	10,744,699
Construction Obligations	3,428,788	3,428,788
Pension Contribution Obligations	172,893	172,893
Total Contractual Cash Obligations	$16,817,610	$3,928,138	$1,190,450	$954,323	$10,744,699

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At April 30, 2005, the Companies had $6,606,761 of variable rate indebtedness with an average rate of 4.92 % representing 32% of the Companies’ total debt outstanding. At July 31, 2005, that debt had been repaid and the Companies have no variable rate indebtedness.

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

During the fiscal year ended October 31, 2004, the Companies entered into several 1031 tax deferred property exchanges.  Some of the errors cited by the Companies’ independent registered public accounting firm resulted from intricate interpretations regarding several of the 1031 tax deferred exchanges for commercial properties.  Additionally, errors related to inadequate reconciliation of certain accounts primarily resulted from a timing difference in the posting of mortgage payments made in the month prior to the due date.  This is the accounting method employed by the management company of the Companies’ shopping centers.  The Companies have resolved this issue with the management company.  The Companies have retained an external Certified Public Accountant consulting firm to assist with any specialized accounting issues.  The Companies also have improved their reconciliation preparation and approval processes by adding in additional processes in response to the suggestions made by Jefferson Wells International, a consultant the Companies have engaged to help document, test and remediate internal controls.

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

The Companies have retained an external Certified Public Accountant consulting firm to assist the Companies with specialized accounting issues.

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

Item 6.   EXHIBITS

Exhibit Number	Description
31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1	Principal Executive Officer’s Section 1350 Certification
32.2	Principal Financial Officer’s Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   September 13, 2005

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   September 13, 2005

/s/ Cynthia A. Barron

Cynthia A. Barron

Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1	Principal Executive Officer’s Section 1350 Certification
32.2	Principal Financial Officer’s Section 1350 Certification