Form 10-K
period 2005-10-31
BLUE RIDGE REAL ESTATE CO
filed 2006-02-14
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X)

ANNUAL REPORTS* PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934
For the fiscal year ended October 31, 2005

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

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Yes  ☐ No  ☑

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2).  Yes  ☐ No  ☑

Indicate by check mark whether the registrants are shell companies (as defined in Exchange Act Rule 12b-2).  Yes  ☐ No  ☑

The aggregate market value of common stock, without par value, stated value $.30 per combined share, held by non-affiliates at April 30, 2005 (the last business day of the registrants’ most recently completed second fiscal quarter), was $29,551,734.  Such aggregate market value was computed by reference to the closing price of the common stock of the registrants on the over-the-counter bulletin board on April 30, 2005.  There is no established public trading market for the registrants’ stock.

The number of shares of common stock of the registrants’ classes of common stock outstanding as of February 2, 2006 was 2,385,024.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrants’ 2005 Annual Report to Shareholders for the fiscal year ended October 31, 2005 are incorporated by reference into Parts II and IV hereof.

Specified portions of the registrants’ definitive Proxy Statement for the 2005 Annual Meetings of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated herein by reference.

__________________

*Under a Security Combination Agreement between Blue Ridge Real Estate Company  (“Blue Ridge”) and Big Boulder Corporation  (“Big Boulder”) (together, the “Companies”) and under the By-Laws of the Companies, shares of the Companies are combined in unit certificates, each certificate representing the same number of shares of each of the Companies.  Shares of each corporation may be transferred only together with an equal number of shares of the other corporation.  For this reason, a combined Blue Ridge/Big Boulder Form 10-K is being filed. Except as otherwise indicated, all information applies to both Companies.

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended October 31, 2005

Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I

Item 1  Business

2

Item 1A  Risk Factors

7

Item 1B  Unresolved Staff Comments

12

Item 2  Properties

12

Item 3  Legal Proceedings

14

Item 4  Submission of Matters to a Vote of Security Holders

14

PART II

Item 5  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

15

Item 6  Selected Financial Data

15

Item 7  Management’s Discussion and Analysis of Financial Condition and

Results of Operations

15

Item 7A  Quantitative and Qualitative Disclosures about Market Risk

15

Item 8  Financial Statements and Supplementary Data

15

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

15

Item 9A  Controls and Procedures

15

Item 9B  Other Information

17

PART III

Item 10  Directors and Executive Officers of the Registrants

17

Item 11  Executive Compensation

18

Item 12  Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

18

Item 13  Certain Relationships and Related Transactions

18

Item 14  Principal Accountant Fees and Services

18

PART IV

Item 15  Exhibits and Financial Statement Schedules

18

For convenience, references in this Annual Report on Form 10-K to “we,” “us,” “our,” and the “Companies” mean or relate to Blue Ridge Real Estate Company, Big Boulder Corporation and their subsidiaries.

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

In addition, you should refer to Item 1A of this Annual Report on Form 10-K for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate.  Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.  In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all.

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

PART I

ITEM 1.  BUSINESS

Blue Ridge Real Estate Company

Blue Ridge Real Estate Company, Blue Ridge, was incorporated in Pennsylvania in 1911 and is believed to be one of the largest owners of investment property in Northeastern Pennsylvania.  It owns 16,220 acres of land that are predominately located in the Pocono Mountains.  Of this acreage, 11,482 acres are held for investment and 4,738 are held for development.  Income is derived from these lands through leases, selective timbering by third parties, sales, and other dispositions. Blue Ridge also owns the Jack Frost Mountain Ski Area, which is leased to JFBB Ski Areas Inc, an affiliate of Peak Resorts, a retail store leased to Wal-Mart, two shopping centers and five residential investment properties.  The ski area, retail store and shopping centers are more fully described under Item 2.

Jack Frost Mountain Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1980 and commenced operations on June 1, 1981.  It was created to lease and operate the Jack Frost Mountain Ski Area and to provide certain services to other facilities, such as the Snow Ridge resort community, and to operate recreational facilities located within the Jack Frost Mountain tract. The lease between Blue Ridge and Jack Frost Mountain Company for the Jack Frost Mountain Ski Area was terminated on November 30, 2005. On December 1, 2005, Blue Ridge entered into a 28 year lease for the Jack Frost Mountain Ski Area with JFBB Ski Areas Inc., an affiliate of Peak Resorts, an unrelated party.  Pursuant to the lease, JFBB Ski Areas will operate the Jack Frost Mountain Ski Area and will make monthly lease payments to Blue Ridge during the ski season.  As a result, Ski operation activity for Fiscal 2005 has been reported as a discontinued operation. This will result in the termination of the Ski Operations business segment, reducing the number of business segments from four to three. The future revenue generated from this lease will be included in the Real Estate Management /Rental Operations business segment.  By leasing the ski facilities to JFBB Ski Areas, management expects to focus additional resources on real estate development at our current and proposed resort communities.

Northeast Land Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1967. The major assets of the company consist of 101 acres of land in Northeast Pennsylvania. Revenue for Northeast Land Company is derived from managing the rental homes at Snow Ridge, Blue Heron, Laurelwoods and Midlake as resort accommodations, from real estate commissions for the sale of homes at these resort communities, and from Trust and Condo fees for services to these resort communities. Northeast Land Company owns 1 residential investment property.

BRRE Holdings, Inc., a wholly-owned subsidiary of Blue Ridge, was incorporated in Delaware in 1986.  It was established for investment purposes.

Moseywood Construction Company, formerly Boulder Creek Resort Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in May of 2003 and commenced operations in November 2003. It is primarily focused on facilitating land development and expanding our real estate sales division.

Boulder Creek Resort Company was incorporated December 30, 2004.  It was created with the ultimate goal of consolidating our branding and marketing us as one resort destination.

Jack Frost National Golf Course, Inc., a wholly-owned subsidiary of Blue Ridge, was incorporated in February 2005.  It was created to operate the Jack Frost National Golf Course.

Oxbridge Square Shopping Center, LLC and Coursey Commons Shopping Center, LLC are wholly-owned subsidiaries of Blue Ridge and were organized in May 2004.  They have no employees and are managed by Kimco Realty Corporation.

As of December 31, 2005, Blue Ridge employed 18 full-time employees, Northeast Land Company had 10 full-time employees and Moseywood Construction Company had four full-time employees. As a result of the leasing of the Jack Frost Mountain Ski Area to JFBB Ski Areas, Inc., Jack Frost Mountain Company no longer has any employees.

Big Boulder Corporation

Big Boulder Corporation, Big Boulder, was incorporated in Pennsylvania in 1949. Big Boulder’s major assets are 925 acres of land, which includes a 175-acre lake, the Big Boulder Ski Area, and the Mountain’s Edge Restaurant. Of the 925 acres, 539 acres are held for investment and 386 acres are held for development. The principal source of revenue for Big Boulder is derived from its lease of the Big Boulder Ski Area to JFBB Ski Areas Inc., an affiliate of Peak Resorts, an unrelated party, which was also entered into on December 1, 2005.

Lake Mountain Company, a wholly-owned subsidiary of Big Boulder, was incorporated in Pennsylvania in 1983 and commenced operations on June 1, 1983.  It was created to lease and operate the Big Boulder Ski Area and operate the recreational facilities that are located within the Big Boulder Lake tract. The lease between Big Boulder and Lake Mountain Company for the Big Boulder Ski Area was terminated on November 30, 2005. On December 1, 2005, Big Boulder also entered into a 28 year lease for the Big Boulder Ski Area with JFBB Ski Areas.  Pursuant to the lease, JFBB Ski Resorts also will operate the Big Boulder Ski Area and will make monthly lease payments to Big Boulder during the ski season.  As a result, Ski Operation activity for Fiscal 2005 has been recorded as a discontinued operation. This will result in the termination of the Ski Operations business segment, reducing the number of business segments from four to three. The future revenue generated from this lease will be included in the Real Estate Management/Rental Operations business segment.  By leasing the ski facilities to JFBB Ski Areas, management expects to focus additional resources on real estate development at our current and proposed resort communities.

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

We own 17,245 acres of land in Northeastern Pennsylvania.  Of our core land holdings, we have designated 5,124 acres as held for development and are moving forward with municipal approvals.  Based on a market study commissioned by us, we believe that our primary focus should be on single and multi-family dwellings in proximity to our ski area.  Additionally, an 18-hole golf course is under construction at the Jack Frost Mountain Ski Area and is expected to open to the public in late summer of 2006.  We also plan to develop a resort community surrounding the golf course.  The proposed golf course community will consist of approximately 40% single family homes and 60% multi-family units, as well as golf club amenities and the necessary infrastructure.  It is expected that all of the planned developments will result in approximately 3,700 lots or units.  We anticipate that some lots will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.  We also expect that certain subdivisions may be sold outright in phases to nationally-recognized land developers in order to facilitate the market for housing and to reduce the inherent risk associated with any land development.

Business Segments

Prior to our leasing the Jack Frost Mountain and Big Boulder Ski Areas in December 2005, we operated in four business segments consisting of: Ski Operations, Real Estate Management/Rental Operations, Summer Recreational Operations and Land Resource Management.  Due to the lease of the ski areas to a third party operator, Ski Operations will be incorporated into the Real Estate Management/Rental Operations.  Therefore, we currently operate in three business segments, which consist of the Real Estate Management/Rental Operations, Summer Recreational Operations and Land Resource Management segments.  In Fiscal 2005, ski operation activity is reported as a discontinued operation.  Our business segments were determined from our internal organization and management reporting, which are based primarily on differences in services.  Financial information about our segments can be found in note 14 to our audited financial statements.

Real Estate Management/Rental Operations

Real Estate Management/Rental Operations consists of: two ski areas located in the Pocono Mountains of Northeastern Pennsylvania; investment properties leased to others located in Eastern Pennsylvania, South Carolina, Virginia and Louisiana; revenues derived from the management of investor-owned properties, principally resort homes; recreational club activities and services to the trusts that operate resort residential communities; sales of investment properties; and rental of land and land improvements, which includes the leasing of our two ski areas located in the Pocono Mountains of Northeastern Pennsylvania.

Summer Recreation Operations

Summer Recreation Operations consists of a seasonal recreational operating center, the Lake Mountain Sports Club, located on Big Boulder Lake in Lake Harmony, in the Pocono Mountains of Northeastern Pennsylvania.

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

Funds expended to date for real estate development in Laurelwoods have been primarily for infrastructure improvements and the construction of 23 single family homes.  We are in the initial construction phase for 44 duplex homes.  Other expenditures for all development projects in the planning phases include fees for architects, engineers, consultants, studies and permits.

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

Planned Real Estate Development

During Fiscal 2005, we actively pursued land sales and purchases.  In Fiscal 2006, we intend to continue selective sales and purchases of land.  These sales are expected to be treated as section 1031 - tax deferred exchanges.  We are offering financing to attract new land sale customers.  We intend to proceed with construction of single and multi-family units at both ski areas.  This is part of a comprehensive plan for our “core land” development.  We will continue to generate timbering revenues from selective harvesting of timber.

We have commenced development of an 18-hole golf course at Jack Frost Mountain.  The golf course is expected to open to the public in late summer of 2006.  We are in the planning stages for the development of residential communities surrounding the golf course at Jack Frost Mountain and Big Boulder ski areas.  We have entered into a management agreement with a nationally recognized golf course developer to provide services for the operation of our golf course.

Maintenance

We continue to invest in our ski areas. On December 1, 2005 the ski areas were leased to a third party operator. As part of the lease agreement, the lessee is to make $5,000,000 of improvements to the ski areas in the first three years. In Fiscal 2004, we invested approximately $1 million in capital expenditures.  We believe our existing resort infrastructure is reasonably well maintained.

Executive Officers of the Registrant

Name and Title	Age	Office Held Since
Patrick M. Flynn Chief Executive Officer	29	2001
Eldon D. Dietterick Executive Vice President/Treasurer	60	2001
Richard T. Frey Vice President	55	2001

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

The executive officers are elected or appointed by our board of directors to serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

ITEM 1A.  RISK FACTORS

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

We intend to make significant investments in our resorts and rental properties to maintain our competitive position. We spent $1,905,836 for the fiscal year ended October 31, 2005, $23,026,394 and $3,673,291 for the fiscal years ended October 31, 2004 and 2003.  The capital expenditures for the fiscal years ended October 31, 2005 and 2003 were primarily related to our ski operations.    The capital expenditures for the fiscal year ended October 31, 2004 were primarily attributed to the section 1031 tax deferred exchange of the Dreshertown Shopping Center and the subsequent purchase of the Oxbridge Square and Coursey Commons shopping centers.  We expect to continue making substantial investments in real estate development. We have not yet finalized a budget for the fiscal year 2006; however, at this time, we anticipate capital expenditures will be in excess of $5,000,000 for real estate development.  Based on the status of several specific real estate projects, we will continue to invest significant amounts in real estate over the next several years. We could finance future expenditures from any of the following sources:

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

We have begun the construction of a golf course at Jack Frost Mountain.  While we currently have interest from nationally-recognized home builders for the development of a surrounding community, we do not have any firm offers from any of the interested builders.  If, at the completion of the golf course, we do not have firm contracts with home builders, we may consider developing a portion of the residential community on our own, and possibly in conjunction with the sale of some lots to other builders.  There are risks associated with developing a residential community, including potential changes in the real estate market, delays in construction due to adverse weather conditions, changes in the economy and changes in interest rates, which we may be subject to if we develop the golf course prior to having firm contracts with home builders and which could have a material adverse effect on us and our results of operations.

Changes in regional and national economic conditions could adversely affect our results of operations.

The real estate development industry is cyclical in nature and is particularly vulnerable to shifts in regional and national economic conditions.  Resort vacation unit rental and ownership is a discretionary activity entailing relatively high costs, and any decline in the regional or national economies where we operate could adversely impact our real estate sales and revenues.  Accordingly, our financial condition could be adversely affected by any weakening in the regional or national economy.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission, or SEC, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We expect that this requirement will first apply to our annual report on Form 10-K for our fiscal year ending October 31, 2007.  If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of October 31, 2007 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

We are a small company with limited resources.  We will have to improve internal controls as they relate to the matters described in the next risk factor.  Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply with applicable deadlines.

We have been advised of two material weaknesses in our internal controls relating to the accuracy of our financial reporting.

In connection with the audit of our financial statements for the fiscal year ended October 31, 2005, our auditors communicated to the audit committee of our board of directors two material weaknesses in our internal controls.  A material weakness is defined as a significant deficiency, or combination thereof, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be presented or detected.  The material weaknesses noted by the auditors relate to our accounting for income taxes and the operation of our disclosure committee.  These material weaknesses and the measures we are commencing to remediate the deficiencies are discussed in detail in this report under Item 9A., “Controls and Procedures.” Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  Disclosure of the material weaknesses could reduce the market’s confidence in our financial statements and affect our stock price.

Risks Related to Our Common Stock

The exercise of outstanding options may dilute your ownership of our common stock.

As of February 2, 2006, options to acquire 87,000 shares of our common stock were outstanding, approximately 46,000 shares are exercisable at per share prices ranging from $6.75 to $34.00, with a weighted average exercise price of $13.46.

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

As of February 2, 2006, Kimco Realty Services, Inc., a wholly-owned subsidiary of Kimco Realty Corporation, owned at least 1,305,754 shares, or approximately 55% of our outstanding voting stock. Kimco Realty Services is able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approvals of significant corporate action such as mergers and other business combination transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control over us unless it is supported by Kimco Realty Services.  Accordingly, your ability to influence us through voting your shares is very limited.

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

As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies.  Of the 2,385,024 shares of our common stock outstanding as of February 2, 2006, approximately 45% are beneficially owned by persons other than Kimco Realty Services, our controlling shareholder.  Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Blue Ridge Real Estate Company

The physical properties of Blue Ridge consist of approximately 16,320 acres owned by Blue Ridge and Northeast Land Company.  These properties include the Jack Frost Mountain Ski Area, the retail store leased to Wal-Mart, the Oxbridge Square Shopping Center in Richmond Virginia and the Coursey Commons Shopping Center in Baton Rouge, Louisiana, residential investment properties, a sewage treatment facility, corporate headquarters building, and other miscellaneous facilities.

Ski Facilities

The Jack Frost Mountain Ski Area is located near White Haven, Carbon County, Pennsylvania, and commenced operations in December 1972.  On December 1, 2005 the Jack Frost Mountain Ski Area was leased under a direct financing lease to JFBB Ski Areas, Inc., an affiliate of Peak Resorts, for a 28 year period.   The Jack Frost Mountain Ski Area consists of 21 slopes and trails including a snowboard slope, snow tubing hill, four double chairlifts, two triple chairlifts, one quad chairlift, one dual double chairlift and various buildings, including a Summit Lodge with food service, a cocktail lounge, a ski shop, and a ski rental shop.  The total lift capacity per hour is 13,200 skiers.  These lifts are in good condition and are operated as needed during the ski season.  These facilities are situated on approximately 473 acres owned by Blue Ridge.

Real Estate Management Operations

Oxbridge Square Shopping Center, located in Richmond, Virginia, is owned by Oxbridge Square Shopping Center, LLC, a wholly-owned subsidiary of Blue Ridge.  The center consists of 14.37 acres, and contains approximately 128,000 selling square footage.  As of October 31, 2005, there were 29 tenants with an occupancy rate of 94%.

Coursey Commons Shopping Center, located in East Baton Rouge Parish, Louisiana, is owned by Coursey Commons Shopping Center, LLC, Coursey Creek, LLC, and Cobble Creek, LLC, all wholly-owned subsidiaries of Blue Ridge.  The center consists of 9.43 acres, with approximately 67,750 selling square footage.  As of October 31, 2005, there were 15 tenants with an occupancy rate of 79%.

In addition, Blue Ridge owns 16,220 acres of land which are predominately located in the Pocono Mountains.  The majority of this property is leased to various hunting clubs.  Blue Ridge also owns several cottages in the area that are leased to private individuals. Blue Ridge owns five residential investment properties located in our resort communities.

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

Blue Ridge’s Corporate Office Building is located on Route 940 and Mosey Wood Road.

Northeast Land Company owns 101 acres of land located in the Pocono Mountains.  Northeast Land Company owns one residential investment properties located in our resort communities.

Big Boulder Corporation

The physical properties owned by Big Boulder consist of approximately 925 acres located in the Pocono Mountains.  The properties include the Big Boulder Ski Area, a sewage treatment facility, the Mountain’s Edge Restaurant and the Big Boulder Lake Club.

Ski Facilities

The Big Boulder Ski Area’s physical properties were leased to Lake Mountain Company on June 1, 1983, and are located in Kidder Township, Carbon County, Pennsylvania.  Big Boulder Ski Area commenced operations in 1947. This lease was terminated on November 30, 2005. On December 1, 2005 the Big Boulder Ski Area was leased under a direct financing lease to JFBB Ski Areas Inc, an affiliate of Peak Resorts, for a 28 year period The Big Boulder Ski Area contains 14 slopes and trails, including a snowboard terrain park, snow tubing hill, five double chairlifts, two triple chairlifts, and various buildings, including a base lodge that provides food service, a cocktail lounge, a ski shop and a ski rental service.  The total lift capacity per hour is 9,600 skiers.  These lifts are in good condition and are operated as needed during the ski season.  These facilities are situated on approximately 90 acres owned by Big Boulder.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of the fiscal year ended October 31, 2005.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market price of and dividends on our common stock is incorporated by reference to the section entitled “Stock and Dividend Information” in our 2005 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 6. SELECTED FINANCIAL DATA

This information is incorporated by reference to the section entitled “Selected Financial Data” in our 2005 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K). This information should be read together with our Combined Financial Statements and related footnotes (included in Exhibit 13.1 to this Annual Report on Form 10-K) and the discussion of risk factors below.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, supplementary data and related documents included in this Annual Report on Form 10-K are listed in Item 15(a), Part IV, of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

In connection with the audit of our financial statements for the fiscal year ended October 31, 2005, our auditors identified and reported to the audit committee of our board of directors two material weaknesses under standards established by the Public Company Accounting Oversight Board (PCAOB).  A material weakness is defined as a significant deficiency, or combination thereof, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Companies’ ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Companies’ annual or interim financial statements that is more than inconsequential will not be prevented or detected.

One of the material weaknesses identified by our auditors involved errors in accounting for timing differences between book and tax, as prepared by our outside consultants, and were considered material to our financial statements taken as a whole.  In connection with their audit, our auditors recommended journal entries to adjust for income taxes.  Our auditors believe that we do not have internal processes in place to monitor and assess the accuracy and appropriateness of work prepared by our outside consultants in accordance with generally accepted accounting principles, nor do we currently have the capability to perform the work ourselves.  Our auditors have recommended that we implement internal controls over the work performed by our outside consultants, so that a level of review and assessment of the consultant’s work is performed internally, or obtain the appropriate training so that internal personnel can adequately perform the accounting for income taxes.  Management concurred with our auditors’ observations and has begun to train a member of our in-house staff to review and assess the work performed by our outside consultants.

The other material weakness identified by our auditors was their belief that our disclosure committee was not operating effectively.  In particular, our auditors believe that our disclosure committee did not reach timely conclusions as to the proper accounting, reporting and disclosure of certain significant and/or unusual transactions occurring after the end of our fiscal year.  Our auditors have recommended that our disclosure committee involve outside consultants to advise the committee on significant and/or unusual transactions to determine the proper accounting, reporting and disclosure of such significant and/or unusual transactions.  Our disclosure committee agreed that it would be helpful to obtain the advice of outside consultants when dealing with significant and/or unusual transactions and determining the proper accounting, reporting and disclosure of such significant and/or unusual transactions.  Our disclosure committee plans to engage outside consultants in the future when it is presented with how to properly account for, report and disclose significant and/or unusual transactions.

The material weaknesses identified above, if unaddressed, could result in errors in our financial statements.

Our management, with the participation of our President and Executive Vice President/Treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation and the material weaknesses described above, the President and Executive Vice President/Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by this report are not functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or that such information is accumulated and communicated to our management, including our President and Executive Vice President/Treasurer, as appropriate, to allow timely discussions regarding required disclosure.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Except as disclosed above, there have been no changes in our control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We will continue to evaluate the material weaknesses and will take all necessary action to correct the internal control deficiencies identified.  We will also further develop and enhance our internal control policies, procedures, systems and staff to allow us to mitigate the risk that material accounting errors might go undetected and be included in our financial statements.  Unless the material weaknesses described above are remedied, there can be no assurance that management will be able to assert that our internal control over financial reporting is effective in the management report required to be included in the annual report on Form 10-K for the year ended October 31, 2007, pursuant to the rules adopted by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, when those rules take effect.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements of ours, supplementary data and related documents are incorporated by reference to our 2005 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K):

•

Report of Independent Registered Public Accounting Firm on Combined Financial Statements, dated February 2, 2006.

•

Combined Statements of Operations for each of the years ended October 31, 2005, 2004 and 2003.

•

Combined Balance Sheets as of October 31, 2005 and 2004.

•

Combined Statements of Changes in Shareholders’ Equity for each of the years ended October 31, 2005, 2004 and 2003.

•

Combined Statements of Cash Flows for each of the years ended October 31, 2005, 2004 and 2003.

•

Notes to Combined Financial Statements.

•

Quarterly Financial Information (unaudited).

(a)(2) Financial Statement Schedules

The following is a list of financial statement schedules filed as part of this Annual Report on Form 10-K.  The report of Independent Registered Public Accounting Firm for the financial statement schedule appears on Page 25 of this Form 10-K.  All other schedules omitted herein are so omitted because either (1) they are not applicable, (2) the required information is shown in the financial statements, or (3) conditions are present which permit their omission, as set forth in the instructions pertaining to the content of financial statements:

•

Schedules: III.  Real Estate and Accumulated Depreciation

(b)  Exhibits, Including Those Incorporated by Reference

   The following is a list of Exhibits filed as part of this Annual Report on Form 10-K.  Where so indicated by a parenthetical, Exhibits that were previously filed are incorporated by reference.  For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is also indicated in parentheses.

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Blue Ridge Real Estate Company (filed February 11, 2005 as Exhibit 3.1 to Form 10-K and incorporated herein by reference)
3.2	Restated Articles of Incorporation of Big Boulder Corporation (filed February 11, 2005 as Exhibit 3.2 to Form 10-K and incorporated herein by reference)
3.3	Bylaws of Blue Ridge Real Estate Company, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.3 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
3.4	Bylaws of Big Boulder Corporation, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.4 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
4.1	Revised Specimen Unit Certificate Evidencing Shares of Registrants’ Common Stock (filed August 28, 1990 as an Exhibit to Form 10-K and incorporated herein by reference)
4.2	Security Combination Agreement between Blue Ridge Real Estate Company and Big Boulder Corporation (filed September 23, 1967 as Exhibit b-3 to Form 10 and incorporated herein by reference)
10.1	First Mortgage, NorthMarq Capital (formerly Principal Mutual), Building leased to Wal-Mart (filed August 26, 1991 as Exhibit 10.16 to Form 10-K and incorporated herein by reference)
10.2	Mortgage, Manufacturer and Traders Trust Company, 241 Snow Ridge Village, White Haven, Carbon County (filed February 11, 2005 as Exhibit 10.11 to Form 10-K and incorporated herein by reference)
10.3	Mortgage, Manufacturer and Traders Trust Company, 63 Blue Heron Village, Lake Harmony, Carbon County (filed February 11, 2005 as Exhibit 10.13 to Form 10-K and incorporated herein by reference)
10.4	Mortgage, Manufacturer and Traders Trust Company, 513 Laurelwoods, Lake Harmony, Carbon County (filed February 11, 2005 as Exhibit 10.14 to Form 10-K and incorporated herein by reference)
10.5	Assumption and Release Agreement, Oxbridge Square Shopping Center, Richmond, Virginia (filed February 11, 2005 as Exhibit 10.15 to Form 10-K and incorporated herein by reference)
10.6	Certificate of Assumptor, Oxbridge Square Shopping Center, Richmond, Virginia (filed February 11, 2005 as Exhibit 10.16 to Form 10-K and incorporated herein by reference)
10.7	Mortgage, JP Morgan Chase Bank, Coursey Commons Shopping Center, Baton Rouge, Louisiana (filed February 11, 2005 as Exhibit 10.17 to Form 10-K and incorporated herein by reference)
10.8

Site Development Mortgage Note, Manufacturers and Traders Trust, construction loan for Laurelwoods Infrastructure. (filed February 11, 2005 as Exhibit 10.18 to Form 10-K and incorporated herein by reference)

10.9	Acquisition of Building leased to Wal-Mart (filed August 26, 1991 as Exhibit 10.2.4 to Form 10-K and incorporated herein by reference)
10.10	Lease Agreement with Wal-Mart in Laurens, South Carolina (filed August 29, 1995 as Exhibit 10.3.1 to Form 10-K and incorporated herein by reference)
10.11	Lease Agreement with Wal-Mart Real Estate Business Trust, dated May 30, 2003 (filed as Exhibit 10.12 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
10.12	Lease Agreement with Ukrop’s Supermarkets, Inc., dated November 2, 1979, as amended (filed as Exhibit 10.13 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
10.13

Agreement, dated as of February 17, 2005, between Blue Ridge Real Estate Company and Barbaron, Inc. for the Jack Frost National Golf Club project in the amount of $2,079,325 (filed February 17, 2005 as Exhibit 10.1. to Form 8-K and incorporated herein by reference)

10.14

Agreement, dated as of February 17, 2005, between Blue Ridge Real Estate Company and Barbaron, Inc. for the Jack Frost National Golf Club project in the amount of $2,798,483 (filed February 17, 2005 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.15**	Form of Stock Option Agreement dated as of February 1, 2005 (filed March 28, 2005 as Exhibit 10.26 to Form S-1/A Registration Statement (file no. 333-121855) and incorporated herein by reference)
10.16*	Schedule of Optionees and Material Terms of Stock Option Agreements dated as of February 1, 2005.
10.17

Agreement dated April 13, 2005, between Blue Ridge Real Estate Company and Dobrinski Brothers, Inc. for the Jack Frost National Golf Club project in the amount of $1,220,114.30 (filed April 15, 2005 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.18

Agreement, dated as of June 9, 2005, between Big Boulder Corporation and Robert C. Young, Inc. for infrastructure improvement project at Laurelwoods II residential development in the amount of $2,427,491 (filed August 10, 2005 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.19

Lease agreement, dated as of December 1, 2005, between Big Boulder Corporation and JFBB Ski Areas, Inc. for the lease of the Big Boulder Ski Area (filed December 7, 2005 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

13.1	Portions of the Companies’ Fiscal 2005 Annual Report to Shareholders incorporated herein by reference
14.1	Code of Ethics (filed February 11, 2005 as Exhibit 14.1 to Form 10-K and incorporated herein by reference)
21.1*	List of all subsidiaries of the Registrants
23.1*	Consent of Parente Randolph
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*Filed herewith.

**Management or compensatory contract required to be filed pursuant to Item 15(b) of the requirements for Form 10-K reports.

Copies of Exhibits are available to Shareholders by contacting the Corporate Secretary, Blue Ridge Real Estate Company, Blakeslee, PA 18610. A charge of $.25 per page to cover the Registrants’ expenses will be made.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

By:/s/ Patrick M. Flynn

   Patrick M. Flynn

   President and Chief

   Executive Officer

   Dated:  February 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Flynn		February 14, 2006
Michael J. Flynn	Chairman of the Board
/s/ Patrick M. Flynn		February 14, 2006
Patrick M. Flynn	President, Chief Executive
Officer and Director
(principal executive officer)
/s/ Eldon D. Dietterick		February 14, 2006
Eldon D. Dietterick	Executive Vice-President and Treasurer
(principal financial and accounting officer)
/s/ Milton Cooper		February 14, 2006
Milton Cooper	Director
/s/ Wolfgang Traber		February 14, 2006
Wolfgang Traber	Director

Report of Independent Registered Public Accounting Firm

On Financial Statement Schedules

To the Shareholders of

Blue Ridge Real Estate Company and

Big Boulder Corporation:

We have audited the combined financial statements of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the “Companies”) as of October 31, 2005 and 2004, and for each of the three years in the period ended October 31, 2005, and have issued our report thereon dated February 2, 2006; such financial statements and report are included in your October 31, 2005 Annual Report to Shareholders and are incorporated herein by reference.  Our audits also included the combined financial statement schedules of the Companies listed in Item 15.  These financial statement schedules are the responsibility of the Companies’ management.  Our responsibility is to express an opinion based on our audit.  In our opinion, such combined financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Parente Randolph, LLC

Wilkes-Barre, Pennsylvania

February 2, 2006.

Combined Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION OCTOBER 31, 2005

COLUMN A	COLUMN B	COLUMN C	COLUMN D
		Initial Cost to company	Cost Capitalized Subsequent to Acquisition
Description	Encumbrances	Land	Buildings and Improvements	Improvements
Land located in N.E. PA including various improvements		1,867,766	49,915	8,801,498
Corporate Building			282,918	187,989
Building Leased to Others, Eastern PA Exchanged Asset – Shopping Center, Richmond, VA	4,053,000	1,829,327	7,389,064	0
Shopping Center, Baton Rouge, LA	7,700,000	2,208,165	8,861,839	0
Laurens, SC	1,600,000	276,000	1,914,470	0
Other			3,159,345	0
Total	13,353,000	6,181,258	21,657,541	8,989,487

	Column E			Column F
	Gross Amount at which carried at close of Period (1) (2)
	Land	Building Improvements	Total	Accumulated Depreciation
Land located in N.E. PA including various improvements	2,445,362	5,296,105	7,741,467	6,816,237
Corporate Building		496,092	496,092	344,899
Building Leased to Others Eastern PA Exchanged Asset – Shopping Center, Richmond, VA	1,829,327	7,389,054	9,218,381	287,551
Shopping Center, Baton Rouge, LA	2,208,165	8,861,839	11,070,004	293,746
Laurens, SC	276,000	1,914,470	2,190,470	951,916
Other	0	3,159,345	3,159,345	1,524,634
Total	6,758,854	27,116,905	33,875,759	10,208,983

	Column G	Column C	Column D
	Date of Construction	Date Acquired	Life on which Depreciation in latest income Statement is computed
Land located in NE PA including various improvements	Various	Various	5 to 30 Yrs
Corporate Building		1982	10 to 30 Yrs
Buildings leased to others Exchanged Assets Shopping Centers	N/A	Various	5 to 30 Yrs
Laurens, SC	N/A	Various	5 to 30 Yrs
Other	N/A	Various	5 to 30 Yrs

(1) Activity for the fiscal years ended October 31, 2005, October 31, 2004, and October 31, 2003 is as follows:

	10/31/05	10/31/04	10/31/03
Balance at beginning of year	34,635,084	19,388,043	17,975,418
Additions during year:
Improvements	437,496	21,549,147	1,693,507
(Reclassify)		0	0
	35,072,580	40,937,190	19,668,925
Deductions during year:
Cost of Real Estate sold	1,196,821	6,302,106	280,882
Balance at end of year	33,875,759	34,635,084	19,388,043

(2) The aggregate cost for Federal Income Tax purposes at October 31, 2005 is $19,296,377.

(3) Activity for the fiscal years ended October 31, 2005, October 31, 2004, and October 31, 2003 is as follows:

	10/31/05	10/31/04	10/31/03

Balance at beginning of year	7,276,141	9,011,570	8,640,154
Reductions during year:
(Reclassification)	0	0	0
Current year depreciation	767,383	1,538,312	504,807
Less retirements	(110,110)	(3,273,741)	(133,391)
Balance at end of year	7,933,414	7,276,141	9,011,570