Form 10-Q
period 2006-01-31
BLUE RIDGE REAL ESTATE CO
filed 2006-03-15
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.

☒YES          ☐NO

     Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerate files.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated Filer ☐

Non-Accelerated Filer ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐YES          ☒NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on March 15, 2006 was 2,394,024 shares.*

*Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (together referred to as the "Companies") and under the by-laws of the Companies, shares of the Companies are combined in unit certificates, each certificate representing the same number of shares of each of the Companies.  Shares of each Company may be transferred only together with an equal number of shares of the other Company.  For this reason, a combined Blue Ridge/Big Boulder Form 10-Q is being filed.  Except as otherwise indicated, all information applies to both Companies.

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Condensed Balance Sheets - January 31, 2006 and October 31, 2005

1

Combined Condensed Statements of Operations - Three Months ended

January 31, 2006 and 2005

3

Combined Condensed Statement of Changes in Shareholders’ Equity –

Three months ended January 31, 2006

4

Combined Condensed Statements of Cash Flows - Three Months Ended

January 31, 2006 and 2005

5

Notes to Financial Statements

6

Item 1A.  Risk Factors

12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations

12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

18

Item 4.  Controls and Procedures

18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 5.  Other Matters

20

Item 6.  Exhibits

21

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION AND SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS
	(UNAUDITED)
ASSETS	01/31/06	10/31/05
Current Assets:
Cash and cash equivalents	$175,809	$1,833,704
Accounts receivable and mortgages receivable	497,888	545,751
Accounts receivable - ski tenant	524,430	86,982
Prepaid expenses and other current assets	585,189	722,878
Deferred tax asset	123,000	123,000
Net investment in direct financing leases	270,218	0
Total current assets	2,176,534	3,312,315
Net investment in direct financing leases noncurrent	8,775,503	0
Mortgages receivable noncurrent	51,753	52,452
Land and land development costs (5,124 acres per land ledger)	18,863,764	17,050,335
Properties:
Land held for investment, principally unimproved (12,145
acres per land ledger)	6,511,887	6,511,879
Land improvements, buildings and equipment - commercial	26,544,382	26,628,711
Land improvements, buildings and equipment	3,148,069	3,119,017
	36,204,338	36,259,607
Less accumulated depreciation and amortization	8,936,810	8,764,889
	27,267,528	27,494,718
Assets held to be used	0	9,206,923
	$57,135,082	$57,116,743

See accompanying notes to unaudited financial statements.

-         -

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION AND SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS
	(UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY	01/31/06	10/31/05
Current Liabilities:
Notes payable - line of credit	$1,293,981	$0
Current installments of long-term debt	886,944	348,962
Accounts payable	782,025	1,875,513
Accrued claims	58,102	43,170
Deferred revenue	378,725	239,206
Accrued pension expense	508,647	467,109
Amounts due to related parties	198,544	120,836
Accrued liabilities	863,010	931,929
Total current liabilities	4,969,978	4,026,725
Long-term debt, less current installments	12,694,237	12,800,780
Deferred income non-current	515,631	515,631
Other non-current liabilities	187	493
Additional minimum pension liability	91,500	91,500
Deferred income taxes	5,630,000	6,018,000
Commitments and contingencies
Combined shareholders' equity:
Capital stock, without par value, stated value $.30 per
combined share, Blue Ridge and Big Boulder each
authorized 3,000,000 shares, each issued 2,667,042	800,111	800,111
Capital in excess of stated value	17,706,927	17,337,329
Compensation recognized under employee stock plans	0	200,900
Accumulated other comprehensive loss	(54,500)	(54,500)
Earnings retained in the business	16,866,418	17,465,181
	35,318,956	35,749,021

Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
	33,233,549	33,663,614
	$57,135,082	$57,116,743

See accompanying notes to unaudited financial statements.

-         -

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2006 & 2005
(UNAUDITED)
	2006	2005
Revenues:
Real estate management	$1,151,884	$689,352
Summer recreation operations	400	55,646
Land resource management	1,224	3,749,317
Rental income	732,514	638,075
	1,886,022	5,132,390
Costs and expenses:
Real estate management	1,204,967	622,549
Summer recreation operations	16,535	86,756
Land resource management	264,359	1,103,896
Rental income	493,944	333,545
General and administration	386,162	366,177
	2,365,967	2,512,923
Operating (loss) profit	(479,945)	2,619,467

Other (expense) income from continuing operations:
Interest and other	(10,003)	9,436
Interest expense	(216,877)	(290,097)
	(226,880)	(280,661)

(Loss) income from continuing operations before income taxes	(706,825)	2,338,806

(Credit) provision for income taxes	(283,000)	1,026,050

Net (loss) income from continuing operations	(423,825)	1,312,756

Discontinued operations	(279,938)	580,040

(Credit) provision for income taxes on discontinued operations	(105,000)	140,950

Net (loss) income from discontinued operations	(174,938)	439,090

Net (loss) income	$(598,763)	$1,751,846

Basic (loss) earnings per weighted average combined share:
Net (loss) income before discontinued operations	($0.18)	$0.68
(Loss) income from discontinued operations, net of tax	(0.07)	0.23
Net (loss) income	($0.25)	$0.91

Diluted (loss) earnings per weighted average combined share:
Net (loss) income before discontinued operations	($0.18)	$0.66
(Loss) income from discontinued operations, net of tax	(0.07)	0.22
Net (loss) income	($0.25)	$0.88

See accompanying notes to unaudited financial statements.

-         -

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED
JANUARY 31, 2006

(UNAUDITED)

				Compensation		Accumulated
	Capital Stock (a)		Capital in Excess of	Under Employee	Earnings Retained in	Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	Stock Plans	the Business	Loss (c)	Treasury (b)	Total

Balances, October 31, 2005	2,667,042	$800,111	$17,337,329	$200,900	$17,465,181	$(54,500)	$(2,085,407)	$33,663,614

Net loss					(598,763)			(598,763)

Reclassification of compensation recognized under employee stock plans			200,900	(200,900)
								--
Compensation recognized under employee stock plans			168,698					168,698

Balances, January 31, 2006	2,667,042	$800,111	$17,706,927	$ --	$16,866,418	$(54,500)	$(2,085,407)	$33,233,549

(a) Capital stock, at stated value of $.30 per combined share

(b) 282,018 shares held in treasury, at cost

(c) Additional minimum pension liability, net of tax effect

See accompanying notes to unaudited financial statements

-         -

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
JANUARY 31, 2006 & 2005
(UNAUDITED)
	2006	2005
Cash Flows Used In Operating Activities:
Net (loss) income	($598,763)	$1,751,846
Adjustments to reconcile net (loss) income to net
cash used in operating activities:
Depreciation	344,936	628,798
Deferred income taxes	(388,000)	1,167,000
Loss on sale of assets	23,708	0
Compensation cost under employee stock plans	168,698	0
Changes in operating assets and liabilities:
Accounts receivable and mortgages receivable	(388,886)	(196,876)
Amounts due from escrow	0	(2,682,337)
Prepaid expenses and other current assets	137,689	182,582
Land and land development costs	(1,813,430)	(1,286,018)
Accounts payable and accrued expenses	(1,028,535)	24,106
Deferred revenue	139,519	(125,954)
Net cash used in operating activities	(3,403,064)	(536,853)
Cash Flows Provided By (Used In) Investing Activities:
Proceeds from sale of assets	3,070	640,446
Additions to properties	(43,369)	(1,036,272)
Payments received under direct financing lease arrangements	60,049	0
Cash held in escrow	0	134,907
Net cash provided by (used in) investing activities	19,750	(260,919)
Cash Flows Provided By Financing Activities:
Borrowings on lines of credit	2,226,093	4,160,000
Payment on lines of credit	(932,112)	(4,233,000)
Proceeds from long-term debt	518,000	1,309,994
Payment of long-term debt and capital lease obligations	(86,562)	(638,490)
Proceeds from exercise of stock options	0	453,200
Net cash provided by financing activities	1,725,419	1,051,704
Net (decrease) increase in cash and cash equivalents	(1,657,895)	253,932
Cash and cash equivalents, beginning	1,833,704	89,739
Cash and cash equivalents, end	$175,809	$343,671

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$241,246	$381,239
Income taxes	$0	$3,970

Supplemental disclosure of non cash investing and financing activities:

Assets held to be used converted to direct financing lease arrangements	$9,105,770	$0

See accompanying notes to unaudited financial statements.

-         -

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  The  combined  financial  statements  include the accounts of Blue Ridge Real Estate Company and its wholly-owned  subsidiaries  (Northeast Land Company, Jack Frost Mountain Company, Moseywood Construction Company, Jack Frost National Golf Course, Inc., BRRE Holdings, Inc., Oxbridge Square Shopping Center, LLC and Coursey Commons Shopping Center, LLC) (“Blue Ridge”) and Big Boulder Corporation and its  wholly-owned  subsidiaries  (Lake  Mountain  Company and BBC  Holdings, Inc.) (“Big Boulder” and, together with Blue Ridge, the “Companies”).

     The combined financial statements as of and for the three month periods ended January 31, 2006 and 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2005 Annual Report on Form 10-K. In the opinion of management, the accompanying combined condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

     Due to intermittent revenues from land resource management, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2.  The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results.  Estimates are used in accounting for, among other things, land development costs, accounts and mortgages receivables, the unguaranteed residual value of assets under direct financing leasing arrangements, legal liability, insurance liability, depreciation, employee benefits, taxes, and contingencies.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the combined condensed financial statements in the period they are determined to be necessary.

     Management believes that its accounting policies regarding revenue recognition, land development, costs, long lived assets, investment in direct financing leases, deferred revenues and income taxes among others, affect its more significant judgments and estimates used in the preparation of its Combined Financial Statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There are no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2005 (“Fiscal 2005”), other than the accounting policy for net investment in direct financing leases.

     Certain amounts in the 2005 combined financial statements have been reclassified to conform to the 2006 presentation.  The Companies have reclassified the operating results of the Companies ski operations, to report discontinued operations, in accordance with guidance provided under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Upon evaluating the characteristics outlined in SFAS No. 144, the Companies concluded that reclassification to discontinued operations is appropriate, and consistent with reporting in the Companies’ annual filing as of October 31, 2005.

3. The Companies currently operate in three business segments, which consist of Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management segments.  The Companies previously operated in four business segments, the fourth being Ski Operations.  However, on December 1, 2005, the Companies entered into a 28 year lease for the Jack Frost Mountain Ski Area and Big Boulder Ski Area with JFBB Ski Areas Inc., an affiliate of Peak Resorts, both unaffiliated parties.  Pursuant to the lease, JFBB Ski Areas will operate the ski areas and will make monthly lease payments to us during the ski

-         -

season.  This resulted in the termination of the Ski Operations business segment, reducing the number of business segments from four to three. As a result of entering into the lease agreement, the Companies have discontinued future operations and cash flows from the ski operations segment and have reported the activity recognized for the three months ended January 31, 2006 and 2005 as discontinued operations. Beginning December 1, 2005, revenue and expenses from the leased ski areas will be included in the Real Estate Management / Rental Operations business segment.  The Companies business segments were determined from the Companies internal organization and management reporting, which are based primarily on differences in services.

4. The provision for income taxes for the three months ended January 31, 2006 and 2005 represents the estimated annual effective tax rate for the year ending October 31, 2006 and 2005.  The effective income tax rate for the first three months of fiscal 2006 and fiscal 2005 was estimated at 40%.

5. During Fiscal 1998, the Companies adopted an employee stock option plan, under which an officer was granted options to purchase shares of the Companies' common stock.  The exercise price on the 35,000 options is $6.75 and the original term was extended in February 2003 to July 1, 2008.  In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), the extension of the life of the award requires a new measurement of compensation as if the award was newly granted.  Because the exercise price was less than the current fair market value at the date of the grant, compensation cost of $200,900, net of tax effect of $78,000 was recognized in the combined statement of operations.

During Fiscal 2005, seven key employees were granted stock options totaling 52,000 shares, which vest over three years, all expiring February 2010.

Prior to the quarter ended January 31, 2006, the Companies applied APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock options as permitted by SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under APB No. 25, because the exercise price of the employee stock options equals the estimated fair market value of the Companies' underlying stock on the date of the grant, no compensation expense is recognized.

Had compensation cost for the Companies' employee stock option plan been determined consistent with SFAS No. 123 and SFAS No. 148, the Companies' net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	1/31/06	1/31/05
Net (loss) income, as reported	($598,763)	$ 1,751,846
Add: Stock-based employee compensation expense included in reported net income, net of $67,479 tax benefit	101,219	--
Deduct: Total stock- based employee compensation expense determined under fair value based method for all awards, net $61,127 tax expense	(91,691)	--
Pro forma net (loss) income	($ 589,235)	$ 1,751,846
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined common share	2,385,024	1,927,130
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	35,129	53,596
Combined shares used to compute dilutive effect of stock option	2,420,153	1,980,726
Basic earnings per share:
As reported	($ .25)	$ .91
Pro forma	($ .25)	$ .91
Diluted earnings per share:
As reported	($ .25)	$ .88
Pro forma	($ .24)	$ .88

-         -

Effective for the quarter ended January 31, 2006, the Companies adopted SFAS No. 123R, Share-Based Payment, in accounting for its employee stock options.  SFAS No. 123R requires the Companies to recognize as compensation expense an amount equal to the grant date fair value of the stock options issued over the required service period.  Compensation cost was measured using the modified prospective approach, provided under SFAS No. 123R, and consequently the Companies have not retroactively adjusted results from prior periods.

The fair value of each option award is estimated at the date of grant using a Black-Scholes option pricing model.  Expected volatilities are based upon historical volatilities of the Companies’ stock.  The Companies use historical data to estimate option exercises and employee terminations with the valuation model.  The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Option activity during the quarter ended January 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2005	87,000	$23.04	$2,004,250	4.7
Granted	--	--	--
Exercised	--	--	--
Canceled	--	--	--
Outstanding at January 31, 2006	87,000	$23.04	$2,004,250	3.9

Options exercisable at quarter-end	57,139	$17.31

Option price range	$6.75-$34.00

Activity related to non-vested options for the quarter ended January 31, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value Price
Non-vested at October 31, 2005	40,444	$15.94
Granted	--	--
Vested	(10,583)	$15.94
Non-vested at January 31, 2006	29,861	$15.94

The total intrinsic value of options exercised during the quarter ended January 31, 2005 is $453,200.  The Companies expect to recognize compensation expense related to non-vested awards totaling approximately $475,900 over the next 2 years based on weighted average vesting.

-         -

The following table summarizes the pro forma effect on income from operations, income before taxes, net income, cash flows from operating activities, cash flows from financing activities and earnings per share of adopting FAS 123R for the three months ended January 31, 2006.

Loss from continuing operations before income taxes, as reported	$(706,825)

Stock-based employee compensation recognized as a result of adoption of FAS 123R	168,698

Pro forma loss from continuing operations before income taxes	$(538,127)

Loss from continuing operations, as reported	$(423,825)

Stock-based employee compensation recognized as a result of adoption of FAS 123R	168,698

Pro forma loss from continuing operations	$(255,127)

Net loss, as reported	$(598,763)

Stock-based employee compensation recognized as a result of adoption of FAS 123R	101,219

Pro forma net loss	$(497,544)

Cash flows used in operating activities, as reported	$(3,403,064)

Stock-based employee compensation recognized as a result of adoption of FAS 123R	168,698

Pro forma cash flows used in operating activities	$(3,234,366)

Cash flows provided by financing activities, as reported	$1,725,419

Stock-based employee compensation recognized as a result of adoption of FAS 123R	--

Pro forma cash flows provided by financing activities	$1,725,419

Basic earnings per weighted average combined share, as reported	($0.25)

Stock-based employee compensation recognized as a result of adoption of FAS 123R	0.04

Basic earnings per weighted average combined share, as pro forma	($0.21)

Diluted earnings per weighted average combined share, as reported	($0.25)

Stock-based employee compensation recognized as a result of adoption of FAS 123R	0.04

Diluted earnings per weighted average combined share, as pro forma	($0.21)

-         -

6.  Pension Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended
	1/31/06	1/31/05

Service Cost	$82,006	$68,522
Interest Cost	81,320	76,260
Expected return on plan assets	(79,504)	(68,734)

Net amortization and deferral:
Amortization of transition obligation	2,120	2,120
Amortization of prior service cost	153	153
Amortization of accumulated gain	17,206	8,388
Net amortization and deferral	19,479	10,661

Total net periodic pension cost	$103,301	$86,709

The Companies expect to contribute $174,007 to its pension plan in fiscal 2006.  As of January 31, 2006, contributions have been made totaling $43,362.  The Companies anticipate contributing an additional $130,645 to fund its pension in fiscal 2006.

7.  Discontinued Operations

As a result of management’s decision to primarily focus its efforts on land development activities, effective December 1, 2005, the Companies entered into a long term lease agreement with JFBB Ski Areas, Inc., an affiliate of Peak Resorts (the “Lessee”), an unrelated third party, whereby the Lessee will operate and maintain the two ski resorts and recognize the revenues and expenses from operations in exchange for the Companies receiving payments under the terms of the lease.  As a result of entering into the lease agreement, the Companies have discontinued operations from the ski operations segment and have reported the activity recognized for the three months ending January 31, 2006 and 2005 as discontinued operations.

Operating results, including interest expense incurred, of the discontinued operation for the ski operations in the three months ended January 31, 2006 and 2005 are as follows:

	Three months ended
	January 31, 2006	January 31, 2005
Revenues	$ 0	$4,466,614
Expenses	279,938	3,886,574
Loss (income)from discontinued operations before income taxes	$(279,938)	$580,040

The major assets related to ski operations have been classified on the combined balance sheets as of January 31, 2006 and October 31, 2005 as accounts receivable-ski tenant and assets held to be used.

-         -

8.  The Companies lease the Jack Frost and Big Boulder ski areas under direct financing leases with remaining terms of 28 years.  The leases provide for minimum payments plus scheduled increases based upon the consumer price index, not to exceed 4% in any given year.  Minimum future lease payments due under those leases is as follows:

Year ending October 31:
2006	$116,000
2007	237,800
2008	243,745
2009	249,839
2010	256,085
Thereafter	17,089,837
TOTAL	$18,193,306

The Companies net investment in direct financing leases consists of the following as of January 31, 2006:

Minimum future lease payments	$9,187,427
Unguaranteed residual value of lease properties	9,005,879
Gross investment in lease	18,193,306
Unearned income	(9,147,585)
Net investment in direct financing leases	$9,045,721

Unearned interest income is amortized to income using the interest method.  The scheduled lease increase over the terms of the leases have been accounted for on a straight line basis in accordance with generally accepted accounting principles, and is evaluated for collectibility on an ongoing basis.

9.  Subsequent Events

On February 15, 2006, the Companies entered into an agreement with Stoltz Real Estate Partners, LLC for the sale of the Oxbridge Square shopping center located in Richmond, Virginia.  Pursuant to the Agreement, Stoltz Real Estate Partners, LLC will purchase the shopping center, and all personal property and service contracts associated therewith, for the sum of $15.2 million.  Closing of the proposed sale of the shopping center is contingent upon, among other things, the Stoltz Real Estate Partners, LLC’s assumption of the outstanding balance of the Companies’ obligations under its promissory note in the amount of $4,517,500 with Laureate Realty Services, Inc. and the execution of a guaranty by the Companies in favor of Stoltz Real Estate Partners, LLC.

Pursuant to the Companies Nonqualified Stock Option Grant Agreements dated February 1, 2005, two employees’ options to purchase 9,000 shares of the Companies’ common stock became fully vested on December 1, 2005 as a result of their termination, which resulted from the leasing of the ski areas to JFBB Ski Areas, Inc., an affiliate of Peak Resorts.  These fully vested options to purchase 9,000 shares were exercised in February 2006.

On March 1, 2006, the Companies secured a temporary line of credit with Manufacturers and Traders Trust Company for $3 million.  This line of credit is evidenced by a demand note and the Companies intend to use this line of credit to fund general operations.  Interest is due and payable on a monthly basis at a rate equal to the Bank’s prime rate minus 0.50%.  In connection with this line of credit, Kimco Realty Corporation (“Kimco”) executed a continuing guaranty on behalf of the Companies in favor of the Bank, pursuant to which Kimco unconditionally guaranteed the full and prompt payment of the Companies’ obligations under the line of credit and note.

-         -

Item 1A.  RISK FACTORS

No update.

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

▪

The ability to maintain a good working relationship with the Companies’ vendors and customers;

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

In addition, you should refer to the “Risk Factors” in the Companies’ Annual Report on Form 10-K for the fiscal year ended October 31, 2005 for a discussion of other factors that may cause the Companies’ actual results to differ materially from those implied by the Companies’ forward-looking statements.  As a result of these factors, the Companies’ cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate.  Furthermore, if the Companies’ forward-looking statements prove to be inaccurate, the inaccuracy may be material.  In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by the Companies or any other person that the Companies will achieve their objectives and plans in any specified time frame, if at all.

-         -

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

Overview

The Companies’ principal business is the management and development of our real estate and rental properties.  Also significant to the Companies’ operations is the development of “drive-to” and “destination” resort communities in and around the Companies two ski areas, Jack Frost Mountain and Big Boulder.

For the fiscal year ending October 31, 2006, or Fiscal 2006, the Companies intend to continue selective sales and purchases of land, some of which may be treated as section 1031 tax deferred exchanges.  The Companies are also taking various steps to attract new land sales customers and home buyers; for example, the Companies are offering financing opportunities for the purchase of land in and around the Companies resort areas and the Companies are constructing Phase I of the Laurelwoods Community of single family homes.  Additionally, the Companies are moving forward with plans to develop the lands near both ski resorts with single and multi-family homes.  This is part of a comprehensive plan for the Companies’ “core land” development in and around the Companies two ski areas.  The Companies will also continue to generate timbering revenues from selective harvesting of timber.

The Companies own 17,245 acres of land in Northeastern Pennsylvania.  Of these land holdings, the Companies have designated 5,124 acres as held for development and are moving forward with municipal approvals.  Based on a market study that the Companies commissioned earlier this year, the Companies’ management believes that the Companies primary focus should be on single and multi-family dwellings in proximity to the Companies’ ski areas.  It is expected that all of the Companies planned developments will result in approximately 3,700 lots or units, some of which will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.  The Companies are in the process of seeking municipal approval for a community surrounding a new 18-hole golf course at Jack Frost Mountain that is scheduled to open during the summer of 2006.  This community is expected to include approximately 1,100 homes and will be comprised of approximately 40% single family homes and 60% multi-family units, as well as golf club amenities and the necessary infrastructure. The Companies also expect that certain subdivisions may be sold outright in phases to nationally-recognized land developers in order to facilitate the market for housing and to reduce the inherent risk associated with any land development.

The Companies previously operated in four business segments, which consisted of: Ski Operations, Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management.  Due to the lease of the Companies two ski areas to JFBB Ski Areas, Inc. in December 2005, the Companies Ski Operations segment has been discontinued.  By leasing the ski facilities to a third party operator, the Companies management expects to focus additional resources on real estate development at the Companies current and proposed resort communities.  Going forward, the revenues and expenses attributed to the leasing of the ski areas will be included in the Real Estate Management/Rental Operations segment.  Therefore, the Companies now currently operate in three business segments, which consist of the Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management segments.

Recent Developments

On December 1, 2005, the Companies entered into 28 year leases for the Jack Frost Mountain Ski Area and Big Boulder Ski Area with JFBB Ski Areas Inc., an affiliate of Peak Resorts.  Pursuant to the leases, JFBB Ski Areas will operate the ski areas and will make monthly lease payments to the Companies during the ski season, amounting to $100,000 per month from January through April.  In addition, JFBB Ski Areas, Inc. is required to make capital improvements of $5,000,000 to the two ski areas in the first three years of the leases.  Based upon the terms of the leases, the Companies have reported the land portion of the leases as operating type leases and the property portion of the leases as direct financing type leases.  As a result of entering into the lease agreements, the Companies have discontinued future operations from the Ski Operations segment and have

-         -

reported the activity recognized for the quarters ending January 31, 2006 and 2005 as discontinued operations. The revenue and expenses from the leased ski areas is included in the Real Estate Management /Rental Operations business segment.

As a result of the lease, a number of employees have severed employment and will no longer be active participants in the Companies’ defined benefit pension plan.  Management is working with the actuary to determine the impact on the future plan valuation.  In connection with the termination of employment of two such employees on December 1, 2005, pursuant to Nonqualified Stock Option Grant Agreements, dated as of February 1, 2005 the employees’ options to purchase 9,000 shares of the Companies’ common stock became fully vested.  These fully vested options to purchase 9,000 shares were exercised in February 2006.

On January 27, 2006, the Companies entered into an agreement with Popple Construction Company, Inc. for infrastructure improvements of a residential housing development at Boulder Lake Village, located in Lake Harmony, Pennsylvania.  The anticipated cost for the infrastructure improvements to Boulder Lake Village is approximately $2,250,000.

On January 28, 2006, the Companies entered into an agreement with an architecture firm, Feltus Hawkins Design, LLC to design the clubhouse for the Jack Frost National Golf Course currently under construction at Jack Frost Mountain.  As part of the agreement, the architect will assist the Companies with obtaining proposals and awarding contracts for the construction of the clubhouse.

The Companies are in discussions with a national homebuilder for some of the planned communities at Jack Frost Mountain and Big Boulder ski area.  In addition, management is performing due diligence to determine the cost to build the community infrastructures.

On February 15, 2006, the Companies entered into an agreement with Stoltz Real Estate Partners, LLC for the sale of the Oxbridge Square shopping center located in Richmond, Virginia.  Pursuant to the Agreement, Stoltz Real Estate Partners, LLC will purchase the shopping center, and all personal property and service contracts associated therewith, for $15.2 million.  Closing of the proposed sale of the shopping center is contingent upon, among other things, the Stoltz Real Estate Partners, LLC’s assumption of the outstanding balance of the Companies’ obligations under its promissory note in the amount of $4,517,500 with Laureate Realty Services, Inc. and the execution of a guaranty by the Companies in favor of Stoltz Real Estate Partners, LLC.

On March 1, 2006, the Companies secured a temporary line of credit with Manufacturers and Traders Trust Company for $3 million.  This line of credit is evidenced by a demand note and the Companies intend to use this line of credit to fund general operations.  Interest is due and payable on a monthly basis at a rate equal to the Bank’s prime rate minus 0.50%.  In connection with this line of credit, Kimco Realty Corporation (“Kimco”) executed a continuing guaranty on behalf of the Companies in favor of the Bank, pursuant to which Kimco unconditionally guaranteed the full and prompt payment of the Companies’ obligations under the line of credit and note.

The Companies’ management continues to explore and evaluate income producing investment opportunities.

Critical Accounting Policies

The Companies have identified the most critical accounting policies upon which the Companies’ financial status depends.  The critical policies and estimates were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies identified relate to net deferred tax assets and liabilities, net investment in direct financing leases, the valuation of land development costs and long-lived assets, and revenue recognition.

Revenues are derived from a wide variety of sources, including sales of real estate, management of investment properties, home construction, property management services, timbering and leasing activities.  Revenues are recognized as services are performed.

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

Management’s estimate of deferred tax assets and liabilities is primarily based on the difference between the tax basis and financial reporting basis of depreciable assets and the net investment in direct financing leases, like-kind exchanges of assets and accruals.  Valuation allowances are established, when necessary to reduce tax assets to the amount expected to be realized.

The Companies have capitalized as the net investment in direct financing leases, that portion of the leased premises pertaining to the two ski resorts, which met the criteria for accounting for a portion of the lease transactions as direct financing leases.  The accounting was based on estimates and assumptions about the fair values and estimated useful lives of the leased properties, as well as, the collectibility of lease payments and recoverability of the unguaranteed residual value of the leased properties.  The Companies will periodically review the net investment in direct financing leases for events or changes in circumstances that may impact collectibility, and recoverability of the unguaranteed residual value of leased properties.

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

Long-lived assets, namely properties, are based on historical cost. Depreciation and amortization is provided principally using the straight-line half-year method over the estimated useful life of the class of property. Upon sale or retirement of depreciable property, the cost and related accumulated depreciation are removed from the related accounts, and resulting gains or losses are reflected in income.

Interest, real estate taxes, and insurance costs, including those costs associated with holding unimproved land, are normally charged to expense as incurred. Interest cost incurred during construction of facilities is capitalized as part of the cost of such facilities. Maintenance and repairs are charged to expense, and major renewals and betterments are added to property accounts.

Impairment losses are recognized in operating income, as they are determined. The Companies review our long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, the Companies calculate the expected future net cash flows to be generated by the asset. If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the difference between the carrying value and the fair value of the asset.

The Companies have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Results of Operations for the Three Months Ended January 31, 2006 and 2005

Operations for the three months ended January 31, 2006 resulted in net loss of $598,763, or $(0.25) per combined share compared to net income of $1,751,846, or $0.91 per combined share for the three months ended January 31, 2005.

Revenues

Combined revenue of $1,886,022 for the three months ended January 31, 2006 represents a decrease of $3,246,368, or 63%, compared to the three months ended January 31, 2005.  Real Estate Management Operations / Rental Operations revenue increased $556,971, or 42%, for the three months ended January 31, 2006 compared to the three months ended January 31, 2005. Land resource management revenue decreased $3,748,093 for the three months ended January 31, 2006 compared to the three months ended January 31, 2005.  Summer Recreation Management Operations decreased $55,246, or 99%, for the three months ended January 31, 2006 compared to the three months ended January 31, 2005.

-         -

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations had revenue of $1,884,398 for the three months ended January 31, 2006 compared to $1,327,427 for the three months ended January 31, 2005, which resulted in an increase of $556,971 that was primarily attributed to an increase in Moseywood Construction Company’s new home construction sales.  Revenue for the new home construction for the three months ended January 31, 2006 was $544,789 compared to $20,494 for the three months ended January 31, 2005 for an increase of $524,295.

Summer Recreation Operations

For the three months ended January 31, 2006, Summer Recreation Operations had revenue of $400 compared to $55,646 for the three months ended January 31, 2005, which represents a decrease of $55,246, or 99%.  This decrease is attributable to the discontinuation of the Splatter Paintball operations following the Fiscal 2005 season.

Land Resource Management

For the three months ended January 31, 2006, Land Resource Management had revenue of $1,224 compared to $3,749,317 for the three months ended January 31, 2005, which resulted in a decrease of $3,748,093.  This decrease is primarily attributable to a reduction in land sales.  For the three months ended January 31, 2006, land sale revenue was $1,224 as compared to $3,507,335 for the three months ended January 31, 2005 for a decrease of $3,506,111.  Land sales occur sporadically and do not follow any set schedule.  There were no timbering revenues for the three months ended January 31, 2006.  As a result, timbering revenue decreased $241,982 for the three months ended January 31, 2006 compared to the three months ended January 31, 2005.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the three months ended January 31, 2006 were $1,799,991 compared to $956,094 for the three months ended January 31, 2005, which represents an increase of $843,897, or 88%.  The increase was mainly attributable to the expenses associated with new home construction costs.  For the three months ended January 31, 2006, operating costs were $228,633 compared to $12,911 for the three months ended January 31, 2005 for an increase of $215,722.  For the three months ended January 31, 2006, construction costs were $458,431 compared to $4,304 for the three months ended January 31, 2005 for an increase of $454,127.

Summer Recreation Operations

Operating costs associated with Summer Recreation Operations for the three months ended January 31, 2006 were $16,535 compared with $86,756 for the three months ended January 31, 2005, which represents a decrease of $70,221, or 81%.  This decrease was primarily due to the discontinuation of the Traxx Motocross Park which had operating costs of $14,900 in 2005 with close-up costs carrying over to the first quarter of Fiscal 2005, and of Splatter Paintball which had operating costs of $63,641 in March 2005.  This was offset by a decrease in operating costs for the Lake Club of $5,739.

Land Resource Management

Operating costs associated with Land Resource Management for the three months ended January 31, 2006 were $264,359 compared with $1,103,896 for the three months ended January 31, 2005 which represents a decrease of $839,537, or 76%.  This decrease is primarily attributable to a decrease in the cost of land and buildings sold.  There were no costs for land and buildings sold for the three months ended January 31, 2006 compared to $747,167 for the three months ended January 31, 2005.  In addition, operating expenses for Real Estate Development decreased by $149,765.  This is a result of reclassification of costs for administrative personnel to mainly the Real Estate Management segment within the Companies in order to more accurately reflect duties performed.

-         -

General and Administration

General and Administration costs for the three months ended January 31, 2006 were $386,162 compared to $366,177 for the three months ended January 31, 2005, which represents an increase of $19,985, or 5%.

Other Income (Expense)

Interest and Other expense income was ($10,003) for the three months ended January 31, 2006 compared to interest and other income of $9,436 for the three months ended January 31, 2005 which represents a decrease of $19,439, or 45%.  This decrease is attributable to a loss resulting from the sale of a summer recreation vehicle.

Interest expense for the first three months of Fiscal 2006 was $216,877 compared to $290,097 for the three months ended January 31, 2005, which represents a decrease of $73,220, or 25%. This decrease is primarily attributable to the pay down of debt, including the debt of the Oxbridge Square and Coursey Commons shopping centers.  Interest expense for the Oxbridge Square shopping center for the three months ended January 31, 2006 was $72,140 compared to $98,708 for the three months ended January 31, 2005, which represents a decrease of $26,568, or 27%.  Interest expense on the Coursey Commons shopping center for the three months ended January 31, 2006 was $108,399 compared to $146,739 for the three months ended January 31, 2005, which represents a decrease of $38, 340, or 26%.

Discontinued Operations

Due to management’s decision to enter into lease agreements in which the Companies have leased the Jack Frost and Big Boulder Ski Areas to a third party operator, the results of operations of the Ski Operations segment for the three months ended January 31, 2006 and January 31, 2005 are reported as discontinued operations.  Future cash flows and operating results of the Ski Operations segment will no longer be reported.  Operations resulting from the leases are now reported in the Real Estate Management / Rental Operations segment.

The net loss from discontinued operations for the first three months of 2006 was $174,938, compared to income for the three months ended January 31, 2005 of $439,090.  There was no Ski Operations revenue for the three months ended January 31, 2006 compared to $4,466,614 for the three months ended January 31, 2005.  Ski Operations expenses for the three months ended January 31, 2006 were $174,938 compared to $4,027,524 for the three months ended January 31, 2005.  Expenses incurred in the first quarter of 2006 are mainly depreciation and stock option compensation cost.

Tax Rate

The effective Tax Rate for the three months ended January 31, 2006 and 2005 was 40%.

Liquidity and Capital Resources

The Combined Statement of Cash Flows reflects net cash used in operating activities of $3,403,064 for the three months ended January 31,2006 compared to the net cash used in operating activities of $536,853 for the three months ended January 31, 2005.  The increase in net cash used in operating activities for the three months ended January 31, 2006 was primarily the result of a $2.3 million fluctuation from profit to loss and a $1million reduction in payables.  The fluctuation from profit resulted primarily from the lack of land and timber sales compared to the 3 months ended January 31, 2005.  The reduction in payables is due mainly to the lease of the ski areas, which also contributed to the fluctuation from profit to loss compared to the three months ended January 31, 2005.

On December 9, 2005 the Companies modified mortgages on four investment properties with Manufacturers and Traders Trust Company repayable over 5 years. The interest rate was revised from a fixed rate of 5.17% to the floating rate equal to the Bank’s Prime Rate (7.25% at January 31, 2006).

Management does not expect the absence of cash flows from discontinued operations to materially affect the Companies, as previously cash flows from ski operations were reinvested in capital improvements to the ski areas.

-         -

We currently anticipate that the funds needed for future operations and to implement our land development strategy will be satisfied through operating cash, borrowed funds, public offerings or private placements of debt or equity and reinvested profits from completed and sold units or lots. We expect that with respect to land development, future construction will be conducted in phases, with the profits from each phase used to fund additional future construction. Construction is being implemented in phases as to reduce any market risk associated with changing economic conditions.

For the three months ended January 31, 2006, our major capital expenditures were for construction costs associated with the 23 single units in the Laurelwoods Longview Drive residential community at Big Boulder ski area, the construction of the Jack Frost National Golf Course and the subdivision and permitting cost relating to the Boulder Lake Village 144 unit condominium community.

Management has two lines of credit with Manufacturers and Traders Trust Company (the “Bank”) totaling $7.85 million. During the three months ended January 31, 2006, we borrowed against our $6.85 million line of credit in varying amounts with a maximum of $1,342,415.  During the three months ended January 31, 2005, we borrowed against our $3.1 million line of credit in varying amounts with a maximum of $1,420,000.  The rates of interest are one percentage point less than the Bank’s prime rate on the $6.85 million line (6.25% at January 31, 2006) and one half of one percentage point (0.50%) less than the Bank’s prime rate on the $1.0 million line (6.75% at January 31, 2006).

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Lines of Credit	$1,293,981	$1,293,981	0	0	0
Long-Term Debt	13,581,181	886,944	11,257,604	988,576	10,448,057
Purchase Obligations	4,279,308	4,279,308	0	0	0
Pension Contribution Obligations	130,645	130,645
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$17,029,728	$4,335,491	$1,257,604	$988,576	$1

Purchase obligations consist of material contracts totaling approximately $9,575,000 with three separate contractors relating to real estate development.  Payments made through January 31, 2006 total approximately $5,295,000.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At January 31, 2006, we had $2,417,043 of variable rate indebtedness, representing 16% of our total debt outstanding, at an average rate of 6.67% (calculated as of January 31, 2006).  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.

Exposure to market risk may also exist in our mortgages receivable issued in connection with land sales.  Mortgages receivable are considered fully collectible by management and accordingly, no allowance for loan losses is considered necessary.

Item 4.  CONTROLS AND PROCEDURES

In connection with the audit of the Companies’ financial statements for the fiscal year ended October 31, 2005, the Companies’ independent registered public accounting firm identified and reported to the audit committee of the Companies’ board of directors two material weaknesses under standards established by the Public Company Accounting Oversight Board (PCAOB).  A material weakness is defined as a significant deficiency, or combination thereof, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Companies’ ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Companies’ annual or interim financial statements that is more than inconsequential will not be prevented or detected.

One of the material weaknesses identified by the Companies’ independent registered public accounting firm involved errors in accounting for timing differences between book and tax, as prepared by the Companies’ outside consultants, and were considered material to the Companies’ financial statements taken as a whole.  In connection with their audit, the Companies’ independent registered public accounting firm recommended journal entries to adjust for income taxes.  The Companies’ independent registered public accounting firm believe that the Companies do not have internal processes in place to monitor and assess the accuracy and appropriateness of work prepared by the Companies’ outside consultants in accordance with generally accepted accounting principles, nor do the Companies currently have the capability to perform the work themselves.  The Companies’ independent registered public accounting firm has recommended that the Companies implement internal controls over the work performed by the Companies’ outside consultants, so that a level of review and assessment of the consultant’s work is performed internally, or obtain the appropriate training so that internal personnel can adequately perform the accounting for income taxes.  Management concurred with the Companies’ independent registered public accounting firm’ observations and has begun to train a member of the Companies’ in-house staff to review and assess the work performed by the Companies’ outside consultants.

The other material weakness identified by the Companies’ independent registered public accounting firm was their belief that the Companies’ disclosure committee was not operating effectively.  In particular, the Companies’ independent registered public accounting firm believes that the Companies’ disclosure committee did not reach timely conclusions as to the proper accounting, reporting and disclosure of certain significant and/or unusual transactions occurring after the end of the Companies’ fiscal year.  The Companies’ independent registered public accounting firm has recommended that the Companies’ disclosure committee involve outside consultants to advise the committee on significant and/or unusual transactions to determine the proper accounting, reporting and disclosure of such significant and/or unusual transactions.  The Companies’ disclosure committee agreed that it would be helpful to obtain the advice of outside consultants when dealing with significant and/or unusual transactions and determining the proper accounting, reporting and disclosure of such significant and/or unusual transactions.  The disclosure committee has engaged an outside consultant with regard to how to properly account for, report and disclose significant and/or unusual transactions in the first quarter of fiscal 2006.

The material weaknesses identified above, if unaddressed, could result in errors in the Companies’ financial statements.

Management, with the participation of the Companies’ President and Executive Vice President/Treasurer, evaluated the effectiveness of the Companies’ disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation and the material weaknesses described above, the President and Executive Vice President/Treasurer concluded that the Companies’ disclosure controls and procedures as of the end of the period covered by this report are not functioning effectively to provide reasonable assurance that the information required to be disclosed by the Companies in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or that such information is accumulated and communicated to management, including the Companies’ President and Executive Vice President/Treasurer, as appropriate, to allow timely discussions regarding required disclosure.  The Companies believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Except as disclosed above, there have been no changes in the Companies’ control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Companies internal control over financial reporting.

The Companies will continue to evaluate the material weaknesses and will take all necessary action to correct the internal control deficiencies identified.  The Companies will also further develop and enhance their internal control policies, procedures, systems and staff to allow the Companies to mitigate the risk that material accounting errors might go undetected and be included in the Companies’ financial statements.  Unless the material weaknesses described above are remedied, there can be no assurance that management will be able to assert that the Companies’ internal control over financial reporting is effective in the management report required to be included in the annual report on Form 10-K for the year ended October 31, 2007, pursuant to the rules adopted by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, when those rules take effect.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Companies are presently a party to certain lawsuits arising in the ordinary course of their business.  The Companies believe that none of their current legal proceedings will be material to their business, financial condition or results of operations.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 5.  OTHER MATTERS

By resolution in February 2006, the Companies’ Boards of Directors adopted a resolution to increase the size of each the Boards by one director, from four to five.

Mr. Bruce F. Beaty has been nominated for election as a new director and was recommended to each of the Boards for consideration by Mr. Wolfgang Traber.  Mr. Beaty’s nomination is endorsed by all of the current directors.  Five directors are nominated for election at the Annual Meeting of Shareholders scheduled for April 18, 2006, four of whom are existing directors.

-         -

Item 6.   EXHIBITS

Exhibit Number	Description
10.1

Lease agreement, dated as of December 1, 2005, between Blue Ridge Real Estate and JFBB Ski Areas, Inc. for the lease of the Jack Frost Mountain Ski Area (filed December 7, 2005 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.2

Lease agreement, dated as of December 1, 2005, between Big Boulder Corporation and JFBB Ski Areas, Inc. for the lease of the Big Boulder Ski Area (filed December 7, 2005 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.3

Agreement, dated January 27, 2006, between Big Boulder Corporation and Popple Construction Company, Inc. for infrastructure improvement project at Boulder Lake Village residential development in the amount of $2,255,387 (filed February 2, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification

* Filed herewith

-         -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrant)

Dated:   March 15, 2006

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   March 15, 2006

/s/ Cynthia A. Barron

Cynthia A. Barron

Chief Accounting Officer

-         -

EXHIBIT INDEX

Exhibit Number	Description
10.1

Lease agreement, dated as of December 1, 2005, between Blue Ridge Real Estate and JFBB Ski Areas, Inc. for the lease of the Jack Frost Mountain Ski Area (filed December 7, 2005 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.2

Lease agreement, dated as of December 1, 2005, between Big Boulder Corporation and JFBB Ski Areas, Inc. for the lease of the Big Boulder Ski Area (filed December 7, 2005 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.3

Agreement, dated January 27, 2006, between Big Boulder Corporation and Popple Construction Company, Inc. for infrastructure improvement project at Boulder Lake Village residential development in the amount of $2,255,387 (filed February 2, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification

* Filed herewith

-         -