Form 10-Q
period 2006-04-30
BLUE RIDGE REAL ESTATE CO
filed 2006-06-19
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

☐Yes          ☒No

      The number of shares of the registrants’ common stock outstanding as of the close of business on June 13, 2006 was 2,408,024 shares.*

*Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (together, referred to as the "Companies") and under the by-laws of the Companies, shares of the Companies are combined in unit certificates, each certificate representing the same number of shares of each of the Companies.  Shares of each Company may be transferred only together with an equal number of shares of the other Company.  For this reason, a combined Blue Ridge/Big Boulder Form 10-Q is being filed.  Except as otherwise indicated, all information applies to both Companies.

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Condensed Balance Sheets – April 30, 2006 and October 31, 2005

1

Combined Condensed Statements of Operations - Three and six months ended

April 30, 2006 and 2005

3

Combined Condensed Statement of Changes in Shareholders’ Equity –

Six months ended April 30, 2006

4

Combined Condensed Statements of Cash Flows - Six months ended

April 30, 2006 and 2005

5

Notes to Financial Statements

6

Item 1A.  Risk Factors

13

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations

13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

19

Item 4.  Controls and Procedures

19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 4  Submission of Matters to a Vote of Security Holders

21

Item 5.  Other Matters

21

Item 6.  Exhibits

22

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS
	(UNAUDITED)
ASSETS	04/30/06	10/31/05
Current Assets:
Cash and cash equivalents	$312,630	$1,833,704
Accounts receivable and mortgages receivable	355,120	545,751
Accounts receivable - ski tenant	151,430	86,982
Prepaid expenses and other current assets	678,659	722,878
Deferred tax asset	123,000	123,000
Net investment in direct financing leases	330,267	0
Total current assets	1,951,106	3,312,315
Net investment in direct financing leases noncurrent	8,625,381	0
Mortgages receivable noncurrent	51,040	52,452
Land and land development costs (5,124 acres per land ledger)	20,560,287	17,050,335
Properties:
Land held for investment, principally unimproved (12,145
acres per land ledger)	6,511,887	6,511,879
Land improvements, buildings and equipment - commercial	26,603,887	26,628,711
Land improvements, buildings and equipment	3,249,697	3,119,017
	36,365,471	36,259,607
Less accumulated depreciation and amortization	9,147,789	8,764,889
	27,217,682	27,494,718
Assets held to be used	0	9,206,923
	$58,405,496	$57,116,743

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS
	(UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY	04/30/06	10/31/05
Current Liabilities:
Notes payable - line of credit	$2,007,094	$0
Current installments of long-term debt	1,114,731	348,962
Accounts payable	802,526	1,875,513
Accrued claims	64,148	43,170
Deferred revenue	755,877	239,206
Accrued pension expense	526,434	467,109
Amounts due to related parties	216,876	120,836
Accrued liabilities	623,119	931,929
Total current liabilities	6,110,805	4,026,725
Long-term debt, less current installments	12,596,895	12,800,780
Deferred income non-current	515,631	515,631
Other non-current liabilities	0	493
Additional minimum pension liability	91,500	91,500
Deferred income taxes	4,907,274	6,018,000
Commitments and contingencies
Combined shareholders' equity:
Capital stock, without par value, stated value $.30 per
combined share, Blue Ridge and Big Boulder each
authorized 3,000,000 shares, each issued 2,690,042
and 2,667,042 shares, respectively	807,011	800,111
Capital in excess of stated value	19,038,671	17,337,329
Compensation recognized under employee stock plan	0	200,900
Accumulated other comprehensive loss	(54,500)	(54,500)
Earnings retained in the business	16,477,616	17,465,181
	36,268,798	35,749,021

Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
	34,183,391	33,663,614
	$58,405,496	$57,116,743

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2006 & 2005 (UNAUDITED)
	Three Months Ended		Six Months Ended
	4/30/06	4/30/05	4/30/06	4/30/05
Revenues:
Real estate management	$1,281,400	$676,413	$2,433,284	$1,365,765
Summer recreation operations	0	1,959	400	57,605
Land resource management	532,302	1,232,290	533,526	4,981,607
Rental income	659,596	670,443	1,392,110	1,308,518
	2,473,298	2,581,105	4,359,320	7,713,495
Costs and expenses:
Real estate management	1,411,399	799,530	2,616,366	1,422,079
Summer recreation operations	64,632	43,934	81,167	130,690
Land resource management	437,050	769,820	701,409	1,873,716
Rental income	446,060	379,935	940,004	713,480
General and administration	537,927	350,354	924,089	716,531
Asset impairment loss	0	149,798	0	149,798
	2,897,068	2,493,371	5,263,035	5,006,294
Operating (loss) profit	(423,770)	87,734	(903,715)	2,707,201

Other (expense) income from continuing operations:
Interest and other	2,182	(13,179)	(7,821)	(3,743)
Interest expense	(216,340)	(216,124)	(433,217)	(506,221)
	(214,158)	(229,303)	(441,038)	(509,964)

(Loss) income from continuing operations before income taxes	(637,928)	(141,569)	(1,344,753)	2,197,237

(Credit) provision for income taxes	(249,126)	(56,600)	(532,126)	878,900

Net (loss) income from continuing operations	(388,802)	(84,969)	(812,627)	1,318,337

Discontinued operations	0	2,139,349	(279,938)	2,719,389

(Credit) provision for income taxes on discontinued operations	0	856,100	(105,000)	1,087,600

Net (loss) income from discontinued operations	0	1,283,249	(174,938)	1,631,789

Net (loss) income	$(388,802)	$1,198,280	$(987,565)	$2,950,126

Basic (loss) earnings per weighted average combined share:
Net (loss) income before discontinued operations	($0.16)	($0.04)	($0.34)	$0.68
(Loss) income from discontinued operations, net of tax	$0.00	$0.65	($0.07)	$0.84
Net (loss) income	($0.16)	$0.61	($0.41)	$1.52

Diluted (loss) earnings per weighted average combined share:
Net (loss) income before discontinued operations	($0.16)	($0.04)	($0.34)	$0.66
(Loss) income from discontinued operations, net of tax	$0.00	$0.64	($0.07)	$0.82
Net (loss) income	($0.16)	$0.60	($0.41)	$1.48

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED
APRIL 30, 2006

(UNAUDITED)

				Compensation		Accumulated
	Capital Stock (a)		Capital in Excess of	Under Employee	Earnings Retained in	Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	Stock Plans	the Business	Loss (c)	Treasury (b)	Total

Balances, October 31, 2005	2,667,042	$800,111	$17,337,329	$200,900	$17,465,181	($54,500)	($2,085,407)	$33,663,614

Net loss					(987,565)			(987,565)

Reclassification of compensation recognized under employee stock plan			200,900	(200,900)				0

Compensation recognized under employee stock plan			251,742					251,742

Exercise of stock options	23,000	6,900	775,100					782,000

Excess tax benefit from exercised options			473,600					473,600

Balances, April 30, 2006	2,690,042	$807,011	$19,038,671	$0	$16,477,616	($54,500)	($2,085,407)	$34,183,391

(a) Capital stock, at stated value of $.30 per combined share

(b) 282,018 shares held in treasury, at cost

(c) Additional minimum pension liability, net of tax effect

See accompanying notes to unaudited financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
APRIL 30, 2006 & 2005
(UNAUDITED)
	2006	2005
Cash Flows Used In Operating Activities:
Net (loss) income	($987,565)	$2,950,126
Adjustments to reconcile net (loss) income to net
cash used in operating activities:
Depreciation	555,916	1,412,051
Deferred income taxes	(1,110,726)	1,966,500
Loss on sale of assets	23,708	18,241
Compensation cost under employee stock plan	251,742	0
Changes in operating assets and liabilities:
Accounts receivable and mortgages receivable	127,595	(238,181)
Amounts due from escrow	0	(2,077,873)
Prepaid expenses and other current assets	44,219	217,364
Land and land development costs	(3,509,952)	(4,309,912)
Accounts payable and accrued expenses	(1,205,947)	(366,396)
Deferred revenue	516,671	(575,486)
Net cash used in operating activities	(5,294,339)	(1,003,566)
Cash Flows (Used In) Provided By Investing Activities:
Proceeds from sale of assets	3,070	1,071,429
Additions to properties	(204,502)	(1,111,980)
Payments received under direct financing lease arrangements	150,121	0
Cash held in escrow	0	134,907
Net cash (used in) provided by investing activities	(51,311)	94,356
Cash Flows Provided By Financing Activities:
Borrowings on lines of credit	5,158,483	8,073,894
Payment on lines of credit	(3,151,389)	(7,480,025)
Proceeds from long-term debt	832,500	1,624,495
Payment of long-term debt and capital lease obligations	(270,618)	(1,458,318)
Prepaid costs of issuance	0	(316,040)
Proceeds from exercise of stock options	782,000	595,199
Excess tax benefit from exercised options	473,600	0
Net cash provided by financing activities	3,824,576	1,039,205
Net (decrease) increase in cash and cash equivalents	(1,521,074)	129,995
Cash and cash equivalents, beginning	1,833,704	89,739
Cash and cash equivalents, ending	$312,630	$219,734

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$472,885	$618,739
Income taxes	$309,350	$65,955

Supplemental disclosure of non cash investing and financing activities:

Assets held to be used converted to direct financing lease arrangements	$9,105,770	$0

See accompanying notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Combination.

     The  combined  financial  statements  include the accounts of Blue Ridge Real Estate Company and its wholly-owned  subsidiaries  (Northeast Land Company, Jack Frost Mountain Company, Moseywood Construction Company, Jack Frost National Golf Course, Inc., BRRE Holdings, Inc., Oxbridge Square Shopping Center, LLC, Coursey Commons Shopping Center, LLC and Blue Ridge Acquisition Company) (“Blue Ridge”) and Big Boulder Corporation and its  wholly-owned  subsidiaries  (Lake  Mountain  Company and BBC  Holdings, Inc.) (“Big Boulder” and, together with Blue Ridge, the “Companies”).

     The combined financial statements as of and for the three and six month periods ended April 30, 2006 and 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2005 Annual Report on Form 10-K. In the opinion of management, the accompanying combined condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

     Due to intermittent revenues from land resource management, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2. Significant Accounting Policies.

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

     Management believes that its accounting policies regarding revenue recognition, land development costs, long lived assets, investment in direct financing leases, deferred revenues and income taxes among others, affect its more significant judgments and estimates used in the preparation of its combined condensed financial statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There are no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2005 (“Fiscal 2005”). However, there is an additional accounting policy for net investment in direct financing leases.

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

3. Segment Reporting.

     The Companies currently operate in three business segments, which consist of Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management segments.  The Companies previously operated in four business segments, the fourth being Ski Operations.  However, on December 1, 2005, the Companies entered into a 28 year lease for the Jack Frost Mountain Ski Area and Big Boulder Ski Area with JFBB Ski Areas Inc., an affiliate of Peak Resorts, both unaffiliated parties.  Pursuant to the lease, JFBB Ski Areas will operate the ski areas and will make monthly lease payments to the Companies during the ski season.  This resulted in the termination of the Ski Operations business segment, reducing the number of business segments from four to three. As a result of entering into the lease agreement, the Companies have discontinued future operations and cash flows from the ski operations segment and have reported the activity recognized for the six months ended April 30, 2006 and 2005 as discontinued operations. Beginning December 1, 2005, revenue and expenses from the leased ski areas have been included in the Real Estate Management / Rental Operations business segment.  The Companies business segments were determined from the Companies internal organization and management reporting, which are based primarily on differences in services.

4. Income Taxes.

     The provision for income taxes for the three and six months ended April 30, 2006 and 2005 represents the estimated annual effective tax rate for the year ending October 31, 2006 and 2005.  The effective income tax rate for the first six months of fiscal 2006 and fiscal 2005 was estimated at 40%.

5. Stock Based Compensation.

     During Fiscal 1998, the Companies adopted an employee stock option plan, under which an officer was granted options to purchase shares of the Companies' common stock.  The exercise price on the 35,000 options is $6.75 and the original term was extended in February 2003 to July 1, 2008.  In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), the extension of the life of the award requires a new measurement of compensation as if the award was newly granted.  Because the exercise price was less than the current fair market value at the date of the grant, compensation cost of $200,900, net of tax effect of $78,000, was recognized in the combined statement of operations.

     During Fiscal 2005, seven key employees were granted stock options totaling 52,000 shares, which vest over three years, all expiring February 2010.

     During the six months ended April 30, 2006, several key employees exercised stock options in varying amounts for a total of 23,000 shares.

     As of February 10, 2006, five corporate officers were granted stock options totaling 21,500 shares.  The options have a term of five years and vest over three years.  The shares were issued at an exercise price of $37.80 per share, which equals the estimated fair market value of the Companies’ underlying common stock on the date of the grant.

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

     Had compensation cost for the Companies' employee stock option plan been determined consistent with SFAS No. 123 and SFAS No. 148, the Companies' net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	04/30/06	04/30/05	04/30/06	04/30/05

Net (loss) income, as reported	($388,802)	$1,198,280	($987,565)	$2,950,126
Add: Stock-based employee compensation expense included in reported net income, net of $100,697 and $67,479 tax benefit, respectively	49,826	--	151,045	--
Deduct: Total stock- based employee compensation expense determined under fair value based method for all awards, net of tax expense	(70,563)	(84,284)	(162,254)	(84,284)
Pro forma net (loss) income	($409,539)	$1,113,996	($998,774)	$2,865,842
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined common share	2,403,357	1,954,463	2,394,191	1,940,797
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	37,451	50,088	36,290	51,841
Combined shares used to compute dilutive effect of stock option	2,440,808	2,004,551	2,430,481	1,992,638
Basic (loss) earnings per share:
As reported	($0.16)	$ 0.61	($0.41)	$ 1.52
Pro forma	($0.17)	$ 0.57	($0.42)	$ 1.48
Diluted (loss) earnings per share:
As reported	($0.16)	$ 0.60	($0.41)	$ 1.48
Pro forma	($0.17)	$ 0.56	($0.41)	$ 1.44

Effective for the quarter ended January 31, 2006, the Companies adopted SFAS No. 123R, Share-Based Payment, in accounting for its employee stock options.  SFAS No. 123R requires the Companies to recognize as compensation expense an amount equal to the grant date fair value of the stock options issued over the required service period.  Compensation cost was measured using the modified prospective approach provided under SFAS No. 123R and, consequently, the Companies have not retroactively adjusted results from prior periods.

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

Option activity during the quarter ended April 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2005	87,000	$23.04	$2,004,250	4.7
Granted	21,500	37.80	812,700	4.8
Exercised	(23,000)	(34.00)	(782,000)
Canceled	--	--	--
Outstanding at April 30, 2006	85,500	$23.80	$2,034,950	4.0

Options exercisable at April 30, 2006	40,708	$10.74

Option price range	$6.75-$37.80

Activity related to non-vested options for the quarter ended April 30, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value Price
Non-vested at October 31, 2005	40,444	$10.28
Granted	21,500	9.04
Vested	(17,152)	(9.94)
Non-vested at April 30, 2006	44,792	$9.81

The total intrinsic value of options exercised during the six months ended April 30, 2006 and 2005 is $782,000 and $595,200.  The Companies expect to recognize compensation expense related to non-vested awards totaling approximately $439,450 over the next 4 years based on weighted average vesting.

The Companies’ policy regarding the exercise of options is that Optionees utilize an independent broker to manage the transaction, whereby, the broker sells the exercised shares on the open market.

The following table summarizes the pro forma effect on income from operations, income before taxes, net income, cash flows from operating activities, cash flows from financing activities and earnings per share of adopting FAS 123R for the three and six months ended April 30, 2006.

	Three Months Ended	Six Months Ended
	4/30/06	4/30/06
Loss from continuing operations before income taxes, as reported	($637,928)	($1,344,753)

Stock-based employee compensation recognized as a result of adoption of FAS 123R	83,044	251,742

Pro forma loss from continuing operations before income taxes	($554,884)	($1,093,011)

Loss from continuing operations, as reported	($388,802)	($812,627)

Stock-based employee compensation recognized as a result of adoption of FAS 123R	49,826	151,045

Pro forma loss from continuing operations	($388,976)	($661,582)

Net loss, as reported	($338,802)	($987,565)

Stock-based employee compensation recognized as a result of adoption of FAS 123R	49,826	151,045

Pro forma net loss	($338,976)	($836,520)

Cash flows used in operating activities, as reported	--	($5,294,339)

Stock-based employee compensation recognized as a result of adoption of FAS 123R	--	251,742

Pro forma cash flows used in operating activities	--	($5,042,597)

Cash flows provided by financing activities, as reported	--	$3,824,576

Stock-based employee compensation recognized as a result of adoption of FAS 123R	--	0

Pro forma cash flows provided by financing activities	--	$3,824,576

Basic earnings per weighted average combined share, as reported	($0.16)	($0.41)

Stock-based employee compensation recognized as a result of adoption of FAS 123R	0.02	0.06

Basic earnings per weighted average combined share, as pro forma	($0.14)	($0.35)

Diluted earnings per weighted average combined share, as reported	($0.16)	($0.41)

Stock-based employee compensation recognized as a result of adoption of FAS 123R	0.02	0.06

Diluted earnings per weighted average combined share, as pro forma	($0.14)	($0.35)

6.  Pension Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	4/30/06	4/30/05	4/30/06	4/30/05

Service Cost	$82,006	$68,522	$164,012	$137,044
Interest Cost	81,320	76,260	162,640	152,520
Expected return on plan assets	(79,504)	(68,734)	(159,008)	(137,468)

Net amortization and deferral:
Amortization of transition obligation	2,120	2,120	4,240	4,240
Amortization of prior service cost	153	153	306	306
Amortization of accumulated gain	17,206	8,388	34,412	16,776
Net amortization and deferral	19,479	10,661	38,958	21,322

Total net periodic pension cost	$103,301	$86,709	$206,602	$173,418

The Companies expect to contribute $174,007 to its pension plan in fiscal 2006.  As of April 30, 2006, contributions have been made totaling $110,475.  The Companies anticipate contributing an additional $63,532 to fund its pension in fiscal 2006.

7.  Discontinued Operations

As a result of management’s decision to primarily focus its efforts on land development activities, effective December 1, 2005, the Companies entered into a long term lease agreement with JFBB Ski Areas, Inc., an affiliate of Peak Resorts (the “Lessee”), an unrelated third party, whereby the Lessee will operate and maintain the two ski resorts and recognize the revenues and expenses from operations in exchange for the Companies receiving payments under the terms of the lease.  As a result of entering into the lease agreement, the Companies have discontinued operations from the ski operations segment and have reported the activity recognized for the three and six months ending April 30, 2006 and 2005 as discontinued operations.

Operating results, including interest expense incurred, of the discontinued operation for the ski operations in the three and six months ended April 30, 2006 and 2005 are as follows:

	Three months ended		Six months ended
	April 30, 2006	April 30. 2005	April 30, 2006	April 30. 2005
Revenues	$ 0	$5,521,506	$ 0	$9,988,120
Expenses	0	3,382,157	279,938	7,268,731
Loss (income)from discontinued operations before income taxes	$ 0	$2,139,349	($279,938)	$2,719,389

The major assets related to ski operations have been classified on the combined balance sheets as of April 30, 2006 and October 31, 2005 as accounts receivable-ski tenant and assets held to be used.

8. Investment in Direct Financing Leases

The Companies lease the Jack Frost and Big Boulder ski areas under direct financing leases with remaining terms of 28 years.  The leases provide for minimum payments plus scheduled increases based upon the consumer price index, not to exceed 4% in any given year.  Minimum future lease payments due under those leases is as follows:

Year ending October 31:
2006	$25,927
2007	237,800
2008	243,745
2009	249,839
2010	256,085
Thereafter	17,089,837
TOTAL	$18,103,233

The Companies net investment in direct financing leases consists of the following as of April 30, 2006:

Minimum future lease payments	$9,097,354
Unguaranteed residual value of lease properties	9,005,879
Gross investment in lease	18,103,233
Unearned income	(9,147,585)
Net investment in direct financing leases	$8,955,648

Unearned interest income is amortized to income using the interest method.  The scheduled lease increase over the terms of the leases have been accounted for on a straight line basis in accordance with generally accepted accounting principles, and is evaluated for collectibility on an ongoing basis.

9.  Subsequent event.

On June 16, 2006, the Companies sold the Oxbridge Square shopping center located in Richmond, Virginia to Stoltz Real Estate Partners, LLC.  The sale price of the shopping center, and all personal property and service contracts associated therewith, was $15.2 million.  Net proceeds of the sale were $10,884,471.  It is the intent of the Companies to seek comparable properties that can be acquired in a tax deferred like-kind exchange in accordance with Internal Revenue Code Section 1031.

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

▪

The Companies’ ability to develop homes in and around their two ski areas;

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

▪

The Companies’ ability to obtain and maintain approvals from local, state and federal authorities on regulatory issues, including the development of the golf course and family homes;

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

Overview

The Companies’ principal business is the management and development of our real estate and rental properties.  Also significant to the Companies’ operations is the development of “drive-to” and “destination” resort communities in and around the two ski areas, Jack Frost Mountain and Big Boulder.

For the fiscal year ending October 31, 2006, or Fiscal 2006, the Companies intend to continue selective sales and purchases of land, some of which may be treated as section 1031 tax deferred exchanges.  The Companies are also taking various steps to attract new land sales customers and home buyers; for example, the Companies are offering financing opportunities for the purchase of land in and around the resort areas and the Companies are constructing Phase I of the Laurelwoods Community of single family homes.  Additionally, the Companies are moving forward with plans to develop the lands near both ski resorts with single and multi-family homes.  This is part of a comprehensive plan for the Companies’ “core land” development in and around the two ski areas.  The Companies will also continue to generate timbering revenues from selective harvesting of timber.

The Companies own 17,245 acres of land in Northeastern Pennsylvania.  Of these land holdings, the Companies have designated 5,124 acres as held for development and are moving forward with municipal approvals.  Based on a market study that the Companies commissioned, management believes that the Companies primary focus should be on single and multi-family dwellings in proximity to the ski areas.  It is expected that all of the Companies’ planned developments will result in approximately 3,700 lots or units, some of which will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.  The Companies are in the process of seeking municipal approval for a community surrounding a new 18-hole golf course at Jack Frost Mountain that is scheduled to open during the summer of 2006.  This community is expected to include approximately 1,100 homes and will be comprised of approximately 40% single family homes and 60% multi-family units, as well as golf club amenities and the necessary infrastructure. The Companies also expect that certain subdivisions may be sold outright in phases to nationally-recognized land developers in order to facilitate the market for housing and to reduce the inherent risk associated with any land development.

The Companies previously operated in four business segments, which consisted of: Ski Operations, Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management.  Due to the lease of the two ski areas to JFBB Ski Areas, Inc. in December 2005, the Ski Operations segment has been discontinued.  By leasing the ski facilities to a third party operator, management expects to focus additional resources on real estate development at the Companies’ current and proposed resort communities.  Going forward, the revenues and expenses attributed to the leasing of the ski areas will be included in the Real Estate Management/Rental Operations segment.  Therefore, the Companies now currently operate in three business segments, which consist of the Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management segments.

Recent Developments

The Companies are in discussions with a national homebuilder for some of the planned communities at Jack Frost Mountain and Big Boulder ski area.  In addition, management is performing due diligence to determine the cost to build the community infrastructures.

A shareholder meeting held on April 18, 2006 resulted in the re-election of all existing directors and the election of a new director, Bruce F. Beaty.  The addition of Mr. Beatty increases the size of the board from four to five directors.

On April 20, 2006, Manufacturers and Traders Trust extended a line of credit to the Companies in the aggregate amount of $10 million to fund real estate development.  Interest is due and payable on a monthly basis at a rate equal to the prime rate (as announced by the Wall Street Journal as of the first day of the calendar month), minus 0.25%.  The remaining principal and any accrued but unpaid interest is due and payable on April 19, 2008.  The Companies intend to use $3.5 million of the line of credit to fund construction of residential development projects and $6.5 million of the line of credit to fund infrastructure improvements for residential developments.  The total principal amount outstanding under the line of credit shall not exceed the lesser of (a) $10 million, or (b) 80% of the cost or appraised value of the units.

Effective May 1, 2006, one of the Companies’ subsidiaries, Lake Mountain Company (“Lake Mountain”), entered into an agreement with Appletree Management Group, Inc. (“Appletree”) for the management of the Lake Mountain Club operations.  Under the terms of the agreement, Lake Mountain appoints Appletree as their Agent to operate, manage and supervise the operation obligations of the Lake Mountain Club to its membership.  The Agreement commenced May 1, 2006 and terminates as of September 30, 2006, unless renewed or sooner terminated.  The Companies are also in the process of negotiating a long term lease agreement of the accommodations rental operations with Appletree.

On May 26, 2006, the Companies entered into an agreement with Popple Construction Company, Inc. for construction of land development improvements of the Jack Frost National Golf Course Maintenance facility, located in Blakeslee, Pennsylvania.  The anticipated cost for the construction of the maintenance building at Jack Frost National Golf Course is approximately $312,720.

Pursuant to the leases for the Jack Frost Mountain Ski Area and Big Boulder Ski Area with JFBB Ski Areas, Inc., an affiliate of Peak Resorts, JFBB Ski Areas, Inc. submitted a plan to the Companies’ management to spend $3.858 million for capital improvements during the 2006-07 ski season.  The plan primarily focuses on increased snow-making capabilities at both ski areas.  During the 2005-06 ski season, JFBB Ski Areas, Inc. spent approximately $2 million in capital improvements. Under the terms of the lease agreements, JFBB Ski Areas, Inc. is required to make capital improvements of $5 million within the first three years of the lease.  The capital improvement obligations under the leases are being satisfied in the second year.

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

Management’s estimate of deferred tax assets and liabilities is primarily based on the difference between the tax basis and financial reporting basis of depreciable assets and the net investment in direct financing leases, like-kind exchanges of assets, stock options and accruals.  Valuation allowances are established, when necessary to reduce tax assets to the amount expected to be realized.

The Companies have capitalized as the net investment in direct financing leases, that portion of the leased premises pertaining to Jack Frost Mountain and Big Boulder ski areas, which met the criteria for accounting for a portion of the lease transactions as direct financing leases.  The accounting was based on estimates and assumptions about the fair values and estimated useful lives of the leased properties, as well as, the collectibility of lease payments and recoverability of the unguaranteed residual value of the leased properties.  The Companies will periodically review the net investment in direct financing leases for events or changes in circumstances that may impact collectibility, and recoverability of the unguaranteed residual value of leased properties.

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

Results of Operations for the Three and Six Months Ended April 30, 2006 and 2005

Operations for the three and six months ended April 30, 2006 resulted in net loss of ($388,802) and ($987,565), or ($0.16) and ($0.41) per combined share compared to net income of $1,198,280 and $2,950,126 or $0.61 and $1.52 per combined share for the three and six months ended April 30, 2005.

Revenues

Combined revenue of $2,473,298 and $4,359,320 for the three and six months ended April 30, 2006 represents a decrease of $107,807 and $3,354,175, respectively, or 42% and 43%, compared to the three and six months ended April 30, 2005.  Real Estate Management Operations / Rental Operations revenue increased $594,140 and $1,151,111, or 44% and 43%, for the three and six months ended April 30, 2006 compared to the three and six months ended April 30, 2005. Land resource management revenue decreased $699,988 and $4,448,081, or 57% and 89% for the three and six months ended April 30, 2006 compared to the three and six months ended April 30, 2005.  Summer Recreation Management Operations decreased $1,959 and $57,205, or 100%, for the three and six months ended April 30, 2006 compared to the three and six months ended April 30, 2005.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations had revenue of $3,825,394 for the six months ended April 30, 2006 compared to $2,674,283 for the six months ended April 30, 2005, which resulted in an increase of $1,151,111 that was primarily attributed to an increase in Moseywood Construction Company’s new home construction sales.  Revenue for the new home construction for the six months ended April 30, 2006 was $1,252,293 compared to $22,771 for the six months ended April 30, 2005, for an increase of $1,229,522.

Summer Recreation Operations

For the six months ended April 30, 2006, Summer Recreation Operations had revenue of $400 compared to $57,605 for the six months ended April 30, 2005, which represents a decrease of $57,205, or 99%.  This decrease is attributable to the discontinuation of the Splatter Paintball operations following the Fiscal 2005 season.

Land Resource Management

For the six months ended April 30, 2006, Land Resource Management had revenue of $533,526 compared to $4,981,607 for the six months ended April 30, 2005, which resulted in a decrease of $4,448,081.  This decrease is primarily attributable to a reduction in land sales.  For the six months ended April 30, 2006, land sale revenue was $2,326 as compared to $4,300,125 for the six months ended April 30, 2005, for a decrease of $4,297,799.  Land sales occur sporadically and do not follow any set schedule.  Also, timbering revenue decreased by $524,782 for the six months ended April 30, 2006, compared to the six months ended April 30, 2005.  These decreases were offset by the sale of one unit in the Laurelwoods II development project for approximately $375,000.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the six months ended April 30, 2006 were $3,556,370 compared to $2,135,559 for the six months ended April 30, 2005, which represents an increase of $1,420,811, or 67%.  The increase was mainly attributable to the expenses associated with new home construction costs.  For the six months ended April 30, 2006, construction costs were $1,010,873 compared to $8,705 for the six months ended April 30, 2005 for an increase of $1,002,168.  Other material increases were attributed to marketing and sales expenses related to new home construction.

Summer Recreation Operations

Operating costs associated with Summer Recreation Operations for the six months ended April 30, 2006 were $81,167 compared with $130,690 for the six months ended April 30, 2005, which represents a decrease of $49,523, or 38%.  This decrease was primarily due to the discontinuation of the Traxx Motocross Park which had close-up costs of $14,900 the first quarter of Fiscal 2005, and Splatter Paintball, which had operating costs of $63,641 in March 2005.  This was offset by current year costs incurred related to Jack Frost National Golf Course of $45,363.

Land Resource Management

Operating costs associated with Land Resource Management for the six months ended April 30, 2006 were $701,409 compared with $1,873,716 for the six months ended April 30, 2005 which represents a decrease of $1,172,307, or 63%.  This decrease is primarily attributable to no current year sales of land and buildings.  There were no costs for land and buildings sold for the six months ended April 30, 2006 compared to $1,228,532 for the six months ended April 30, 2005.  In addition, operating expenses for real estate development decreased by $149,609.  This is a result of reclassification of costs for administrative personnel to mainly the Real Estate Management segment within the Companies to more accurately reflect duties performed.

General and Administration

General and Administration costs for the six months ended April 30, 2006 were $924,089 compared to $716,531 for the six months ended April 30, 2005, which represents an increase of $207,558, or 29%.  This is mainly due to the recognition of compensation cost under employee stock plans and increased professional fees.

Other Income (Expense)

Interest expense for the first six months of Fiscal 2006 was $433,217 compared to $506,221 for the six months ended Fiscal 2005, which represents a decrease of $73,004, or 14%. This decrease is primarily attributable to the pay down of debt, including the debt of the Oxbridge Square and Coursey Commons shopping centers.  Interest expense for the Oxbridge Square shopping center for the six months ended April 30, 2006 was $143,775 compared to $172,151 for the six months ended April 30, 2005, which represents a decrease of $28,376, or 16%.  Interest expense on the Coursey Commons shopping center for the six months ended April 30, 2006 was $212,906 compared to $251,293 for the six months ended April 30, 2005, which represents a decrease of $38,387, or 15%.

Discontinued Operations

Due to management’s decision to enter into lease agreements in which the Companies have leased the Jack Frost and Big Boulder Ski Areas to a third party operator, the results of operations of the Ski Operations segment for the three and six months ended April 30, 2006 and April 30, 2005 are reported as discontinued operations.  Cash flows and operating results of the Ski Operations segment are no longer reported as of December 1, 2005, the date of the lease agreement.  Operations resulting from the leases are now reported in the Real Estate Management / Rental Operations segment.

The net loss from discontinued operations for the first three and six months of 2006 was $0 and $174,938, compared to income for the three and six months ended April 30, 2005 of $1,283,249 and $1,631,789.  There was no Ski Operations revenue for the three and six months ended April 30, 2006 compared to $5,521,506 and $9,988,120 for the three and six months ended April 30, 2005.  Ski Operations expenses for the three and six months ended April 30, 2006 were $0 and $174,938, respectively, compared to $4,238,257 and $8,356,331 for the three and six months ended April 30, 2005.  Expenses incurred in the first quarter of 2006 were mainly depreciation and stock option compensation cost.

Tax Rate

The effective Tax Rate for the three and six months ended April 30, 2006 and 2005 was 40%.

Liquidity and Capital Resources

The Combined Statement of Cash Flows reflects net cash used in operating activities of $5,272,739 for the six months ended April 30, 2006 compared to the net cash used in operating activities of $1,003,566 for the six months ended April 30, 2005.  The increase in net cash used in operating activities for the six months ended April 30, 2006 was primarily the result of a $3.9 million fluctuation from profit to loss and a $839,000 reduction in payables.  The fluctuation from profit resulted primarily from the lack of land and timber sales compared to the six months ended April 30, 2005.  The reduction in payables is due mainly to the lease of the ski areas, which also contributed to the fluctuation from profit to loss compared to the six months ended April 30, 2005.

On April 20, 2006, Manufacturers and Traders Trust extended a line of credit to the Companies in the aggregate amount of $10 million to fund real estate development.  Interest is due and payable on a monthly basis at a rate equal to the prime rate (as announced by the Wall Street Journal as of the first day of the calendar month), minus 0.25%.  The remaining principal and any accrued but unpaid interest is due and payable on April 19, 2008.  The Companies intend to use $3.5 million of the line of credit to fund construction of residential development projects and $6.5 million of the line of credit to fund infrastructure improvements for residential developments.  The total principal amount outstanding under the line of credit will not exceed the lesser of (a) $10 million, or (b) 80% of the cost or appraised value of the units.

On April 12, 2006, Manufacturers and Traders Trust issued a letter of credit in the amount of $336,499 in favor of Kidder Township to guarantee performance of the golf course maintenance building project as defined and described in the Land Improvement Development Agreement between Kidder Township and Blue Ridge Real Estate Company dated January 19, 2006.

On May 31, 2006 Manufacturers and Traders Trust issued a letter of credit in the amount of $444,372 in favor of Kidder Township to guarantee performance of the golf course clubhouse building project as defined and described in the Land Improvement Development Agreement between Kidder Township and Blue Ridge Real Estate Company dated May 26, 2006.

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

For the six months ended April 30, 2006, our major capital expenditures were for construction costs associated with the 23 single units in the Laurelwoods Longview Drive residential community at Big Boulder ski area, the construction of the Jack Frost National Golf Course and the subdivision and permitting cost relating to the Boulder Lake Village 144 unit condominium community.

The Companies have two other lines of credit with Manufacturers and Traders Trust Company (the “Bank”) totaling $4.1 million; a $3.1 million line for general operations and a $1 million line for real estate transactions. During the six months ended April 30, 2006, we borrowed against our $3.1 million line of credit in varying amounts with a maximum of $2,007,094.  During the six months ended April 30, 2005, we borrowed against our $2.1 million line of credit in varying amounts with a maximum of $1,782,000.  The rates of interest are one percentage point less than the Bank’s prime rate on the $3.1 million line (6.75% at April 30, 2006) and one half of one percentage point (0.50%) less than the Bank’s prime rate on the $1.0 million line (7.25% at April 30, 2006). There were no borrowings against the real estate line of credit.

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Lines of Credit	$2,007,094	$2,007,094	0	0	0
Long-Term Debt	13,711,626	1,114,731	1,278,077	1,004,274	10,314,544
Purchase Obligations	4,160,092	4,160,092	0	0	0
Pension Contribution Obligations	63,532	63,532	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$19,942,344	$7,345,449	$1,278,077	$1,004,274	$10,314,544

Purchase obligations consist of material contracts totaling approximately $9,887,000 with three separate contractors relating to real estate development.  Payments made through April 30, 2006 total approximately $5,727,000.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At April 30, 2006, we had $3,335,032 of variable rate indebtedness, representing 21% of our total debt outstanding, at an average rate of 6.92% (calculated as of April 30, 2006).  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.

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

One of the material weaknesses identified by the Companies’ independent registered public accounting firm involved errors in accounting for timing differences between book and tax, as prepared by the Companies’ outside consultants, and were considered material to the Companies’ financial statements taken as a whole.  In connection with their audit, the Companies’ independent registered public accounting firm recommended journal entries to adjust income taxes.  The Companies’ independent registered public accounting firm believes that the Companies do not have internal processes in place to monitor and assess the accuracy and appropriateness of work prepared by the Companies’ outside consultants in accordance with generally accepted accounting principles, nor do the Companies currently have the capability to perform the work themselves.  The Companies’ independent registered public accounting firm has recommended that the Companies implement internal controls over the work performed by the Companies’ outside consultants, so that a level of review and assessment of the consultant’s work is performed internally, or obtain the appropriate training so that internal personnel can adequately perform the accounting for income taxes.  Management concurred with the

Companies’ independent registered public accounting firm’s observations and has begun to train a member of the Companies’ in-house staff to review and assess the work performed by the Companies’ outside consultants.

The other material weakness identified by the Companies’ independent registered public accounting firm was their belief that the Companies’ disclosure committee was not operating effectively.  In particular, the Companies’ independent registered public accounting firm believes that the Companies’ disclosure committee did not reach timely conclusions as to the proper accounting, reporting and disclosure of certain significant and/or unusual transactions occurring after the end of the Companies’ fiscal year.  The Companies’ independent registered public accounting firm has recommended that the Companies’ disclosure committee involve outside consultants to advise the committee on significant and/or unusual transactions to determine the proper accounting, reporting and disclosure of such significant and/or unusual transactions.  The Companies’ disclosure committee agreed that it would be helpful to obtain the advice of outside consultants when dealing with significant and/or unusual transactions and determining the proper accounting, reporting and disclosure of such significant and/or unusual transactions.  The disclosure committee has engaged an outside consultant with regard to how to properly account for, report and disclose significant and/or unusual transactions occurring during fiscal 2006.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 18, 2006.  The following proposal was adopted by the margins indicated:

(1) Election of Directors.  The results of the vote tabulated at the meeting for the following five director nominees were as follows:

	Blue Ridge Real Estate Company		Big Boulder Corporation
	Number of Shares		Number of Shares
	Votes For	Votes Withheld	Votes For	Votes Withheld
Bruce F. Beaty	1,995,990	195	1,995,990	195
Milton Cooper	1,995,860	325	1,995,860	325
Michael J. Flynn	1,995,866	319	1,995,866	319
Patrick M. Flynn	1,995,916	269	1,995,916	269
Wolfgang Traber	1,995,984	201	1,995,984	201

Item 5.  OTHER MATTERS

A shareholder meeting held on April 18, 2006 resulted in the re-election of all existing directors and a new director, Bruce F. Beaty.  The addition of a new director increases the size of the board from four to five directors.

Item 6.   EXHIBITS

Exhibit Number	Description
10.1*	Form of Stock Option Agreement dated February 10, 2006
10.2*	Schedule of Optionees and Material Terms of Stock Option Agreements dated February 10, 2006.
10.3

Loan Agreement, dated April 20, 2006, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company and Moseywood Construction Company and Manufacturers and Traders Trust Company (filed April 25, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.4

$10,000,000 Line of Credit Mortgage Note, dated April 20, 2006, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company and Moseywood Construction Company and Manufacturers and Traders Trust Company (filed April 25, 2006 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrant)

Dated:  June 19, 2006

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:  June 19, 2006

/s/ Cynthia A. Barron

Cynthia A. Barron

Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Form of Stock Option Agreement dated February 10, 2006
10.2*	Schedule of Optionees and Material Terms of Stock Option Agreements dated February 10, 2006.
10.3

Loan Agreement, dated April 20, 2006, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company and Moseywood Construction Company and Manufacturers and Traders Trust Company (filed April 25, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.4

$10,000,000 Line of Credit Mortgage Note, dated April 20, 2006, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company and Moseywood Construction Company and Manufacturers and Traders Trust Company (filed April 25, 2006 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification

* Filed herewith