Form 10-Q
period 2006-07-31
BLUE RIDGE REAL ESTATE CO
filed 2006-09-14
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

☐Yes          ☒No

      The number of shares of the registrants’ common stock outstanding as of the close of business on September 13, 2006 was 2,432,024 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Condensed Balance Sheets - July 31, 2006 and October 31, 2005

1

Combined Condensed Statements of Operations - Three and Nine months ended

July 31, 2006 and 2005

3

Combined Condensed Statement of Changes in Shareholders’ Equity –

Nine months ended July 31, 2006

4

Combined Condensed Statements of Cash Flows - Nine Months Ended

July 31, 2006 and 2005

5

Notes to Financial Statements

6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations

13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

19

Item 4.  Controls and Procedures

19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

21

Item 1A.  Risk Factors

21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 5.  Other Information

21

Item 6.  Exhibits

22

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS
	(UNAUDITED)
ASSETS	07/31/06	10/31/05
Current Assets:
Cash and cash equivalents	$396,844	$1,833,704
Accounts receivable and mortgages receivable	511,691	545,751
Accounts receivable - ski tenant	101	86,982
Prepaid expenses and other current assets	476,862	722,878
Deferred tax asset	123,000	123,000
Net investment in direct financing leases	330,267	0
Total current assets	1,838,765	3,312,315
Net investment in direct financing leases noncurrent	8,535,308	0
Cash held in escrow	10,937,356	0
Mortgages receivable noncurrent	254,479	52,452
Other non-current assets	14,128	0
Land and land development costs (5,224 and 5,124 acres, respectively, per land ledger)	24,298,627	17,050,335
Properties:
Land held for investment, principally unimproved (11,950 and 12,145
acres, respectively, per land ledger)	4,697,834	6,511,879
Land improvements, buildings and equipment - commercial	18,617,593	26,628,711
Land improvements, buildings and equipment	3,514,494	3,119,017
	26,829,921	36,259,607
Less accumulated depreciation and amortization	8,804,137	8,764,889
	18,025,784	27,494,718
Assets held to be used	0	9,206,923
	$63,904,447	$57,116,743

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS
	(UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY	07/31/06	10/31/05
Current Liabilities:
Notes payable - line of credit	$2,420,550	$0
Current installments of long-term debt	1,368,931	348,962
Accounts payable	1,275,327	1,875,513
Accrued claims	76,118	43,170
Deferred revenue	595,346	239,206
Accrued pension expense	611,334	467,109
Amounts due to related parties	75,834	120,836
Accrued liabilities	623,451	931,929
Total current liabilities	7,046,891	4,026,725
Long-term debt, less current installments	11,293,667	12,800,780
Deferred income non-current	515,631	515,631
Other non-current liabilities	0	493
Additional minimum pension liability	91,500	91,500
Deferred income taxes	6,732,380	6,018,000
Commitments and contingencies
Combined shareholders' equity:
Capital stock, without par value, stated value $.30 per
combined share, Blue Ridge and Big Boulder each
authorized 3,000,000 shares, each issued 2,714,042
and 2,667,042 shares, respectively	814,211	800,111
Capital in excess of stated value	19,478,209	17,337,329
Compensation recognized under employee stock plan	0	200,900
Accumulated other comprehensive loss	(54,500)	(54,500)
Earnings retained in the business	20,071,865	17,465,181
	40,309,785	35,749,021

Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
	38,224,378	33,663,614
	$63,904,447	$57,116,743

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2006 & 2005 (UNAUDITED)
	Three Months Ended		Nine Months Ended
	7/31/06	7/31/05	7/31/06	7/31/05
Revenues:
Real estate management	$2,502,767	$826,414	$4,936,051	$2,192,179
Summer recreation operations	139,112	559,387	139,512	616,992
Land resource management	1,660,476	422,994	2,194,002	5,404,601
Rental income	368,175	322,399	1,092,452	994,499
	4,670,530	2,131,194	8,362,017	9,208,271
Costs and expenses:
Real estate management	2,261,819	908,480	4,878,185	2,330,559
Summer recreation operations	64,950	478,391	146,117	609,081
Land resource management	1,018,586	314,739	1,719,995	2,188,455
Rental income	490,613	160,929	1,039,265	627,816
General and administration	304,253	448,256	1,228,342	1,164,787
Asset impairment loss	0	0	0	149,798
	4,140,221	2,310,795	9,011,904	7,070,496
Operating profit (loss)	530,309	(179,601)	(649,887)	2,137,775

Other (expense) income from continuing operations:
Interest and other	3,919	16,397	(3,902)	12,654
Interest expense	(8,511)	(109,760)	(441,728)	(443,830)
	(4,592)	(93,363)	(445,630)	(431,176)

Income (loss) from continuing operations before income taxes	525,717	(272,964)	(1,095,517)	1,706,599

Provision (credit) for income taxes	147,330	(103,799)	(488,796)	687,876

Net income (loss) from continuing operations	378,387	(169,165)	(606,721)	1,018,723

Discontinued operations (including $5,236,478 gain on disposal in 2006)	5,358,862	(1,025,252)	5,355,405	1,911,811

Provision (credit) for income taxes on discontinued operations	2,143,000	(410,101)	2,142,000	764,724

Net income (loss) from discontinued operations	3,215,862	(615,151)	3,213,405	1,147,087

Net income (loss)	$3,594,249	($784,316)	$2,606,684	$2,165,810

Basic earnings (loss) per weighted average combined share:
Net income (loss) before discontinued operations	$0.16	($0.14)	($0.25)	$0.49
Income (loss) from discontinued operations, net of tax	$1.33	($0.34)	$1.33	$0.55
Net income (loss)	$1.49	($0.48)	$1.08	$1.04

Diluted earnings (loss) per weighted average combined share:
Net income (loss) before discontinued operations	$0.15	($0.14)	($0.26)	$0.47
Income (loss) from discontinued operations, net of tax	$1.32	($0.33)	$1.32	$0.54
Net income (loss)	$1.47	($0.47)	$1.06	$1.01

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED
JULY 31, 2006

(UNAUDITED)

				Compensation		Accumulated
	Capital Stock (a)		Capital in Excess of	Under Employee	Earnings Retained in	Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	Stock Plans	the Business	Loss (c)	Treasury (b)	Total

Balances, October 31, 2005	2,667,042	$800,111	$17,337,329	$200,900	$17,465,181	($54,500)	($2,085,407)	$33,663,614

Net income					2,606,684			2,606,684

Reclassification of compensation recognized under employee stock plan			200,900	(200,900)				0

Compensation recognized under employee stock plan			316,480					316,480

Exercise of stock options	47,000	14,100	929,900					944,000

Excess tax benefit from exercised options			693,600					693,600

Balances, July 31, 2006	2,714,042	$814,211	$19,478,209	$0	$20,071,865	($54,500)	($2,085,407)	$38,224,378

(a) Capital stock, at stated value of $.30 per combined share

(b) 282,018 shares held in treasury, at cost

(c) Additional minimum pension liability, net of tax effect

See accompanying notes to unaudited financial statements

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
JULY 31, 2006 & 2005
(UNAUDITED)
	2006	2005
Cash Flows Used In Operating Activities:
Net income	$2,606,684	$2,165,810
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation	732,091	2,044,996
Deferred income taxes	714,380	1,437,706
(Gain) loss on sale of assets	(5,210,622)	23,672
Compensation cost under employee stock plan	316,480	0
Changes in operating assets and liabilities:
Accounts receivable and mortgages receivable	(81,086)	(28,775)
Prepaid expenses and other current assets	231,888	404,884
Land and land development costs	(7,248,292)	(9,023,058)
Accounts payable and accrued expenses	(776,986)	(454,192)
Deferred revenue	356,140	(400,711)
Net cash used in operating activities	(8,359,323)	(3,829,668)
Cash Flows Used In Investing Activities:
Proceeds from sale of assets	10,789,771	1,190,973
Cash held in escrow, proceeds from sale of assets	(10,937,356)	(111,869)
Additions to properties	(585,533)	(1,384,292)
Payments received under direct financing lease arrangements	240,195	0
Purchase of short term investments	0	(4,692,160)
Proceeds from sales of short term investments	0	2,978,138
Net cash used in investing activities	(492,923)	(2,019,210)
Cash Flows Provided By Financing Activities:
Borrowings on lines of credit	8,857,915	8,998,065
Payment on lines of credit	(6,437,365)	(12,991,065)
Proceeds from long-term debt	3,728,771	1,763,244
Payment of long-term debt and capital lease obligations	(371,535)	(4,429,122)
Proceeds from issuance of common stock	0	15,136,548
Proceeds from exercise of stock options	944,000	879,700
Excess tax benefit from exercised options	693,600	0
Net cash provided by financing activities	7,415,386	9,357,370
Net (decrease) increase in cash and cash equivalents	(1,436,860)	3,508,492
Cash and cash equivalents, beginning	1,833,704	89,739
Cash and cash equivalents, ending	$396,844	$3,598,231

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$755,272	$849,428
Income taxes	$323,445	$87,305

Supplemental disclosure of non cash investing and financing activities:

Assets held at October 31, 2005, converted to direct financing lease arrangements	$9,105,770	$0
Proceeds received through buyers’ assumption of mortgage	$3,844,381	$0

See accompanying notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Combination

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

     The combined financial statements as of and for the three and nine month periods ended July 31, 2006 and 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2005 Annual Report on Form 10-K. In the opinion of management, the accompanying combined condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

     Due to intermittent revenues from land resource management, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2. Significant Accounting Policies

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

     Certain amounts in the 2005 combined financial statements have been reclassified to conform to the 2006 presentation.  The Companies have reclassified the operating results of the Companies ski operations and the Oxbridge Square shopping center, to report discontinued operations, in accordance with guidance provided under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Upon evaluating the characteristics outlined in SFAS No. 144, the Companies concluded that reclassification to discontinued operations is appropriate, and consistent with reporting in the Companies’ annual filing as of October 31, 2005.

3. Segment Reporting

     The Companies currently operate in three business segments, which consist of Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management segments.  The Companies previously operated in four business segments, the fourth being Ski Operations.  However, on December 1, 2005, the Companies entered into a 28 year lease for the Jack Frost Mountain Ski Area and Big Boulder Ski Area with JFBB Ski Areas Inc., an affiliate of Peak Resorts, both unaffiliated parties.  Pursuant to the lease, JFBB Ski Areas will operate the ski areas and will make monthly lease payments to the Companies during the ski season.  This resulted in the termination of the Ski Operations business segment, reducing the number of business segments from four to three. As a result of entering into the lease agreement, the Companies have discontinued future operations and cash flows from the ski operations segment and have reported the activity recognized for the nine months ended July 31, 2006 and 2005 as discontinued operations. Beginning December 1, 2005, revenue and expenses from the leased ski areas have been included in the Real Estate Management / Rental Operations business segment.  The Companies business segments were determined from the Companies internal organization and management reporting, which are based primarily on differences in services.

4. Income Taxes

The provision for income taxes for the three and nine months ended July 31, 2006 and 2005 represents the estimated annual effective tax rate for the years ending October 31, 2006 and 2005.  The effective income tax rate for the first nine months of the fiscal year ending October 31, 2006 and 2005 was estimated at 39% and 40%, respectively.

5. Stock Based Compensation

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

     During the nine months ended July 31, 2006, several officers and key employees exercised stock options in varying amounts for a total of 47,000 shares.

     As of February 10, 2006, five corporate officers were granted stock options totaling 21,500 shares.  The options have a term of five years and vest over three years.  The shares were issued at an exercise price of $37.80 per share, which equals the fair market value of the Companies’ underlying common stock on the date of the grant.

     Prior to the quarter ended January 31, 2006, the Companies applied APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock options as permitted by SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under APB No. 25, because the exercise price of the employee stock options equals the fair market value of the Companies' underlying stock on the date of the grant, no compensation expense is recognized.

      Had compensation cost for the Companies' employee stock option plan been determined consistent with SFAS No. 123 and SFAS No. 148, the Companies' net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	7/31/06	7/31/05	7/31/06	7/31/05

Net income (loss), as reported	$3,594,249	($784,316)	$2,606,684	$2,165,810
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	38,843	0	189,888	0
Deduct: Total stock- based employee compensation expense determined under fair value based method for all awards, net of tax expense	(61,737)	(91,112)	(223,991)	(182,189)
Pro forma net income (loss)	$3,571,355	($875,428)	$2,572,581	$1,983,621
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined common share	2,424,024	2,378,357	2,404,135	2,086,650
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	20,912	42,449	36,290	48,711
Combined shares used to compute dilutive effect of stock option	2,444,936	2,420,806	2,435,299	2,135,361
Basic earnings (loss) per share:
As reported	$1.49	($0.48)	$1.08	$1.04
Pro forma	$1.47	($0.37)	$1.07	$0.95
Diluted earnings (loss) per share:
As reported	$1.47	($0.47)	$1.06	$1.01
Pro forma	$1.46	($0.36)	$1.06	$0.93

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

Option activity during the nine months ended July 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2005	87,000	$23.04	$2,044,250	4.7
Granted	21,500	37.80	812,700	4.8
Exercised	(47,000)	(20.09)	(944,000)
Canceled	0
Outstanding at July 31, 2006	61,500	$30.45	$1,872,950	3.9

Options exercisable at July 31, 2006	22,083	$21.04

Option price range	$6.75 - $37.80

Activity related to non-vested options for the quarter ended July 31, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value Price
Non-vested at October 31, 2005	40,444	$10.28
Granted	21,500	9.94
Vested	(22,527)	(10.23)
Non-vested at July 31, 2006	39,417	$10.12

The total intrinsic value of options exercised during the nine months ended July 31, 2006 and 2005 is $944,000 and $879,700.  The Companies expect to recognize compensation expense related to non-vested awards totaling approximately $421,475 over the next 4 years based on weighted average vesting.

The Companies’ policy regarding the exercise of options is that optionees utilize an independent broker to manage the transaction, whereby, the broker sells the exercised shares on the open market.

The following table summarizes the pro forma effect on income from operations, income before taxes, net income, cash flows from operating activities, cash flows from financing activities and earnings per share of adopting FAS 123R for the three and nine months ended July 31, 2006.

	Three Months Ended	Nine Months Ended
	7/31/06	7/31/06
Income (loss) from continuing operations before income taxes, as reported	$525,717	($1,095,517)

Stock-based employee compensation recognized as a result of adoption of FAS 123R	64,738	316,480

Pro forma income (loss) from continuing operations before income taxes	$590,455	($799,037)

Income (loss) from continuing operations, as reported	$378,387	($606,721)

Stock-based employee compensation recognized as a result of adoption of FAS 123R	38,843	189,888

Pro forma income (loss) from continuing operations	$417,230	($416,833)

Net income, as reported	$3,594,249	$2,606,684

Stock-based employee compensation recognized as a result of adoption of FAS 123R	38,843	189,888

Pro forma net income	$3,633,092	$2,796,572

Cash flows used in operating activities, as reported		($8,359,323)

Stock-based employee compensation recognized as a result of adoption of FAS 123R		316,480

Pro forma cash flows used in operating activities		($8,042,843)

Cash flows provided by financing activities, as reported		$7,415,386

Stock-based employee compensation recognized as a result of adoption of FAS 123R		0

Pro forma cash flows provided by financing activities		$7,415,386

Basic earnings per weighted average combined share, as reported	$1.49	$1.08

Stock-based employee compensation recognized as a result of adoption of FAS 123R	0.02	0.08

Basic earnings per weighted average combined share, as pro forma	$1.51	$1.16

Diluted earnings per weighted average combined share, as reported	$1.47	$1.06

Stock-based employee compensation recognized as a result of adoption of FAS 123R	0.02	0.08

Diluted earnings per weighted average combined share, as pro forma	$1.49	$1.14

6.  Pension Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005

Service Cost	$82,006	$69,352	$246,018	$208,056
Interest Cost	81,320	75,556	$243,960	226,668
Expected return on plan assets	(79,504)	(68,224)	(238,512)	(204,672)

Net amortization and deferral:
Amortization of transition obligation	2,120	2,120	6,360	6,360
Amortization of prior service cost	153	153	459	459
Amortization of accumulated (gain)/loss	17,206	7,956	51,618	23,868
Net amortization and deferral	19,479	10,229	58,437	30,687

Total net periodic pension cost	$103,301	$86,913	$309,903	$260,739

The Companies expect to contribute $442,763 to its pension plan in Fiscal 2006.  As of July 31, 2006, contributions have been made totaling $110,475.  The Companies anticipate contributing an additional $332,288 to fund its pension in Fiscal 2006.

7.  Discontinued Operations

As a result of management’s decision to primarily focus its efforts on land development activities, effective December 1, 2005, the Companies entered into a long term lease agreement with JFBB Ski Areas, Inc., an affiliate of Peak Resorts (the “Lessee”), an unrelated third party, whereby the Lessee will operate and maintain the two ski resorts and recognize the revenues and expenses from operations in exchange for the Companies receiving payments under the terms of the lease.  As a result of entering into the lease agreement, the Companies have discontinued operations from the ski operations segment and have reported the activity recognized for the three and nine months ending July 31, 2006 and 2005 as discontinued operations.

On June 16, 2006, the Oxbridge Square shopping center was sold as a Section 1031 tax deferred exchange and as a result of the Companies no longer being involved with that business, the operating activity for the three and nine months ending July 31, 2006 and 2005 is reported as a discontinued operation.  The operating results of the Oxbridge Square shopping center was previously reported in the Rental Income segment.

Operating results, including interest expense incurred, for the discontinued operations of the ski operations and the Oxbridge Square shopping center for the three and nine months ended July 31, 2006 and 2005 are as follows:

	Three months ended		Nine months ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005

Revenues - Ski	$0	$95,470	$0	$10,083,590
Revenues – Oxbridge Square	199,279	346,932	867,112	983,350
Gain on Disposal of Oxbridge Square	5,236,478	0	5,236,478	0
Total Revenue & Gain	5,435,757	442,402	6,103,590	11,066,940

Expenses - Ski	0	1,307,841	279,938	8,576,572
Expenses – Oxbridge Square	41,277	111,171	288,854	357,764
Interest Expense – Oxbridge Square	35,618	48,642	179,393	220,793
Total Expenses	76,895	1,467,654	748,185	9,155,129

Income (loss) from discontinued operations before income taxes	$5,358,862	($1,025,252)	$5,355,405	$1,911,811

The major assets related to ski operations have been classified on the combined balance sheets as of July 31, 2006 and October 31, 2005 as accounts receivable-ski tenant and assets held to be used.

8. Investment in Direct Financing Leases

The Companies lease the Jack Frost and Big Boulder ski areas under direct financing leases through 2034.  The leases provide for minimum payments plus scheduled increases based upon the consumer price index, not to exceed 4% in any given year.  Minimum future lease payments due under those leases is as follows:

Year ending October 31:
2007	$237,800
2008	243,745
2009	249,839
2010	256,085
2011	262,487
Thereafter	16,763,204
TOTAL	$18,013,160

The Companies net investment in direct financing leases consists of the following as of July 31, 2006:

Minimum future lease payments	$9,007,281
Unguaranteed residual value of lease properties	9,005,879
Gross investment in lease	18,013,160
Unearned income	(9,147,585)
Net investment in direct financing leases	$8,865,575

Unearned interest income is amortized to income using the interest method.  The scheduled lease increase over the terms of the leases have been accounted for on a straight line basis in accordance with generally accepted accounting principles, and is evaluated for collectibility on an ongoing basis.

9.  Subsequent events

On August 18, 2006, certain real property and all improvements thereon located inset and along New Jersey State Highway Route No. 9, in Toms River, Dover Township, Ocean County, New Jersey was acquired by Blue Ridge.  The property was purchased from Net Lease Development LLC and consists of a free-standing Walgreen store including approximately 14,820 square feet of leasable space and 1.8 acres of land located in Toms River, New Jersey.  The property and improvements are currently leased to Walgreen Eastern Co., Inc. (the “Tenant”) pursuant to a lease agreement dated May 18, 2005.  The Tenant began operations effective August 1, 2006.

The purchase price of the acquired asset was $5,950,000.  The purchase price was funded by cash held in escrow from the sale of Oxbridge Square shopping center via a third party intermediary. The acquisition is a one of several replacement properties for the tax deferred like-kind exchange of Oxbridge Square Shopping Center in accordance with Internal Revenue Code Section 1031.

On September 6, 2006, Blue Ridge entered into a Purchase Agreement with Jack in the Box Eastern Division L.P., whereby Blue Ride purchased certain real property, including the associated building and all improvements currently located thereon, located in the city of Anahuac, County of Chambers, State of Texas, for total consideration of $1,940,000.  Pursuant to the terms of the Purchase Agreement, at the time of closing, Blue Ridge and Jack in the Box will also enter into a Lease Agreement for the Property whereby Blue Ridge will lease the property back to Jack in the Box following the closing.

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

As a result of the Companies continued focus on real estate activities, at October 31, 2006 the Companies intend to change the presentation of their balance sheet to an unclassified presentation using the alternate format in order to reflect the Companies assets and liabilities in order of their importance.

The Companies own 17,165 acres of land in Northeastern Pennsylvania.  Of these land holdings, the Companies have designated 5,224 acres as held for development and are moving forward with municipal approvals.  Based on a market study that the Companies commissioned, management believes that the Companies primary focus should be on single and multi-family dwellings in proximity to the ski areas.  It is expected that all of the Companies’ planned developments will result in approximately 3,700 lots or units, some of which will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.  The Companies are in the process of seeking municipal approval for a community surrounding a new 18-hole golf course at Jack Frost Mountain.  The golf course was scheduled to open during the summer of 2006, but was delayed until the spring of 2007 due to heavy rain and flooding.  This community is expected to include approximately 1,100 homes and will be comprised of approximately 40% single family homes and 60% multi-family units, as well as golf club amenities and the necessary infrastructure. The Companies also expect that certain subdivisions may be sold outright in phases to nationally-recognized land developers in order to facilitate the market for housing and to reduce the inherent risk associated with any land development.

The Companies previously operated in four business segments, which consisted of: Ski Operations, Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management.  Due to the lease of the two ski areas to JFBB Ski Areas, Inc. in December 2005, the Ski Operations segment has been discontinued.  By leasing the ski facilities to a third party operator, management expects to focus additional resources on real estate development at the Companies’ current and proposed resort communities.  The revenues and expenses attributed to the leasing of the ski areas are included in the Real Estate Management/Rental Operations segment.  Therefore, the Companies now currently operate in three business segments, which consist of the Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management segments.

Recent Developments

     On August 18, 2006, certain real property and all improvements thereon located inset and along New Jersey State Highway Route No. 9, in Toms River, Dover Township, Ocean County, New Jersey was acquired by Blue Ridge.  The property was purchased from Net Lease Development LLC and consists of a free-standing Walgreen store including approximately 14,820 square feet of leasable space and 1.8 acres of land located in Toms River, New Jersey.  The property and improvements are currently leased to Walgreen Eastern Co., Inc. (the “Tenant”) pursuant to a lease agreement dated May 18, 2005.  The Tenant began operations effective August 1, 2006.

      The purchase price of the acquired asset was $5,950,000.  The purchase price was funded by cash held in escrow from the sale of Oxbridge Square shopping center via a third party intermediary. The acquisition is a one of several replacement properties for the tax deferred like-kind exchange of Oxbridge Square Shopping Center in accordance with Internal Revenue Code Section 1031.

     On September 6, 2006, Blue Ridge entered into a Purchase Agreement with Jack in the Box Eastern Division L.P., whereby Blue Ride purchased certain real property, including the associated building and all improvements currently located thereon, located in the city of Anahuac, County of Chambers, State of Texas, for total consideration of $1,940,000.  Pursuant to the terms of the Purchase Agreement, at the time of closing, Blue Ridge and Jack in the Box will also enter into a Lease Agreement for the Property whereby Blue Ridge will lease the property back to Jack in the Box following the closing.

The opening of the Jack Frost National Golf Course in Blakeslee, Pennsylvania is planned for Spring 2007.  The opening was delayed due to several weather related events, including a torrential rainstorm in June which resulted in a federal declaration of disaster for the Northeast Pennsylvania region.

Management is currently negotiating a long term lease agreement for the Northeast Land Company accommodations rental operations with Appletree Management Group, Inc.

The Companies continue due diligence to determine costs to build the infrastructures for the residential communities in the planning stages at Jack Frost and Big Boulder ski areas.

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

Results of Operations for the Three  and Nine Months Ended July 31, 2006 and 2005

Operations for the three and nine months ended July 31, 2006 resulted in net income of $3,594,249 and $2,606,684, or $1.49 and $1.08 per combined share compared to net loss of $784,316 and net income of $2,165,810, or ($0.48) and $1.04 per combined share for the three and nine months ended July 31, 2005.

Revenues

Combined revenue of $4,670,530 and $8,362,017 for the three and nine months ended July 31, 2006 represents an increase of $2,539,336 and a decrease of $846,254, respectively, compared to the three and nine months ended July 31, 2005.  Real Estate Management Operations / Rental Operations revenue increased $1,722,129 and $2,841,825 for the three and nine months ended July 31, 2006 compared to the three and nine months ended July 31, 2005. Land resource management revenue increased $1,237,482 and decreased $3,210,599 for the three and nine months ended July 31, 2006 compared to the three and nine months ended July 31, 2005.  Summer Recreation Management Operations decreased $420,275 and $477,480 for the three and nine months ended July 31, 2006 compared to the three and nine months ended July 31, 2005.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations had revenue of $6,028,503 for the nine months ended July 31, 2006 compared to $3,186,678 for the nine months ended July 31, 2005, which resulted in an increase of $2,841,825 that was primarily attributed to an increase in Moseywood Construction Company’s new home construction sales.  Revenue for the new home construction for the nine months ended July 31, 2006 was $3,033,626 compared to $73,496 for the nine months ended July 31, 2005, for an increase of $2,960,130.

Summer Recreation Operations

For the nine months ended July 31, 2006, Summer Recreation Operations had revenue of $139,512 compared to $616,992 for the nine months ended July 31, 2005, which represents a decrease of $477,480, or 77%.  This decrease is attributable to the discontinuation of the Splatter Paintball and the Traxx Motocross operations following the Fiscal 2005 season.

Land Resource Management

For the nine months ended July 31, 2006, Land Resource Management had revenue of $2,194,002 compared to $5,404,601 for the nine months ended July 31, 2005, which resulted in a decrease of $3,210,599 or 59%.  This is primarily attributable to decreased land sales.  For the nine months ended July 31, 2006, land sale revenue was $887,461 as compared to $4,723,119 for the nine months ended July 31, 2005, for a decrease of $3,835,658.  Timbering revenue decreased by $517,111 for the nine months ended July 31, 2006, compared to the nine months ended July 31, 2005. Land sales and timbering revenue occur sporadically and do not follow any set schedule. These decreases were offset by an increase in real estate development revenue for the nine months ended July 31, 2006 of $1,142,170, or 100%, as compared to the nine months ended July 31, 2005. Real estate development revenue was a result of the sale of several single family homes in the Laurelwoods development at Big Boulder.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the nine months ended July 31, 2006 were $5,917,450 compared to $2,958,375 for the nine months ended July 31, 2005, which represents an increase of $2,959,075, or 100%.  The increase was mainly attributable to the expenses associated with new home construction costs.  For the nine months ended July 31, 2006, construction costs were $2,455,199 compared to $25,385 for the three months ended July 31, 2005 for an increase of $2,429,814.  Other increases were attributed to marketing and sales expenses related to new home construction and the reclassification of personnel costs from the Companies’ other business segments to more accurately reflect duties performed.

Summer Recreation Operations

Operating costs associated with Summer Recreation Operations for the nine months ended July 31, 2006 were $146,117 compared with $609,081 for the nine months ended July 31, 2005, which represents a decrease of $462,964, or 76%.  This decrease was primarily due to the discontinuation of the Splatter Paintball and Traxx Motocross operations following the Fiscal 2005 season.

Land Resource Management

Operating costs associated with Land Resource Management for the nine months ended July 31, 2006 were $1,719,995 compared with $2,188,455 for the nine months ended July 31, 2005 which represents a decrease of $468,460, or 21%.  This decrease is primarily attributable to costs for land and buildings sold of $390,301 for the nine months ended July 31, 2006 compared to $1,243,625 for the nine months ended July 31, 2005 for a decrease of $853,324.  In addition, operating expenses for real estate development decreased by $266,423 for the nine months ended July 31, 2006 as compared to the nine months ended July 31, 2005. This is a result of reclassification of personnel costs to mainly the Real Estate Management segment within the Companies to more accurately reflect duties performed. These decreases were offset by an increase in costs of goods sold for real estate development of $743,088 for the Companies current projects.

General and Administration

General and Administration costs for the nine months ended July 31, 2006 were $1,228,342 compared to $1,164,787 for the nine months ended July 31, 2005, which represents an increase of $63,555, or 5%.  This is primarily a result of recognition of stock based compensation consistent with FAS 123R.

Other Income (Expense)

Interest expense for the first nine months of Fiscal 2006 was $441,728 compared to $443,800 for the first nine months of Fiscal 2005, which represents a decrease of $2,102.

Discontinued Operations

Due to management’s decision to enter into lease agreements in which the Companies have leased the Jack Frost and Big Boulder Ski Areas to a third party operator, the results of operations of the Ski Operations segment for the three and nine months ended July 31, 2006 and July 31, 2005 are reported as discontinued operations.  Cash flows and operating results of the Ski Operations segment are no longer reported as of December 1, 2005, the date of the lease agreement.  Operations resulting from the leases are now reported in the Real Estate Management / Rental Operations segment.  The sale of the Oxbridge Square shopping center has also resulted in a discontinued operation.

The net loss from discontinued ski operations for the  three and nine months ended July 31, 2006 were $0 and $279,938, compared to a net loss from discontinued operations for the three months ended July 31, 2005 of $1,212,371 and net income from discontinued operations for the nine months ended July 31, 2005 of $1,507,018.  There was no Ski Operations revenue for the three and nine months ended July 31, 2006 compared to $95,470 and $10,083,500 for the three and nine months ended July 31, 2005.  Ski Operations expenses for the three and nine months ended July 31, 2006 were $0 and $279,038, respectively, compared to $1,307,841 and $8,576,572 for the three and nine months ended July 31, 2005.  Expenses incurred in the first nine months of 2006 were mainly depreciation and stock option compensation cost.

Pretax income from discontinued operations of the Oxbridge Square shopping center was $5,358,862 and $5,635,343 for the three and nine months ended July 31, 2006. Revenue for the three and nine months ended July 31, 2006 was $199,279 and $867,112 as compared to $346,932 and $983,350 for the three and nine months ended July 31, 2005. Operating expenses for the three and nine months ended July 31, 2006 was $76,895 and $468,247 as compared to $159,813 and $578,557 for the three and nine months ended July 31, 2005.

Tax Rate

The effective Tax Rate for the three and nine months ended July 31, 2006 and 2005 was 39% and 40%.

Liquidity and Capital Resources

The Combined Statement of Cash Flows reflects net cash used in operating activities of $8,359,323 for the nine months ended July 31, 2006 compared to the net cash used in operating activities of $3,829,668 for the nine months ended July 31, 2005.  The increase in net cash used in operating activities for the nine months ended July 31, 2006 was primarily the result of a gain on the tax deferred exchange of Oxbridge Square shopping center of approximately $5.2 million.

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

On May 31, 2006 Manufacturers and Traders Trust issued a letter of credit in the amount of $444,373 in favor of Kidder Township to guarantee performance of the Jack Frost National Golf Course temporary clubhouse facility as defined and described in the Land Development Improvement Agreement between Kidder Township and Blue Ridge Real Estate Company dated May 26, 2006.

On July 17, 2006 Manufacturers and Traders Trust issued a letter of credit in the amount of $46,197 in favor of Kidder Township to guarantee performance of the Kresge Lane Subdivision site improvements as defined and described in the Land Improvement Development Agreement between Kidder Township and Blue Ridge Real Estate Company dated July 13, 2006.

Management does not expect the absence of cash flows from discontinued operations to materially affect the Companies, as previous cash flows from ski operations were reinvested in capital improvements to the ski areas and cash flows from the Oxbridge Square Shopping Center are expected to be replaced by other income producing properties..

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

For the nine months ended July 31, 2006, our major capital expenditures were for construction costs associated with the 23 single units in the Laurelwoods Longview Drive residential community at Big Boulder ski area, the construction of the Jack Frost National Golf Course and the subdivision, permitting and infrastructure costs relating to the Boulder Lake Village 144 unit condominium community and the final phase of the Laurelwoods Community.

The Companies have two other lines of credit with Manufacturers and Traders Trust Company (the “Bank”) totaling $4.1 million; a $3.1 million line for general operations and a $1 million line for real estate transactions. During the nine months ended July 31, 2006, we borrowed against our $3.1 million line of credit in varying amounts with a maximum of $2,420,550.  During the nine months ended July 31, 2005, we borrowed against our $3.1 million line of credit in varying amounts with a maximum of $1,984,000.  The rates of interest are one percentage point less than the Bank’s prime rate on the $3.1 million line (7.25% at July 31, 2006) and one half of one percentage point (0.50%) less than the Bank’s prime rate on the $1.0 million line (7.75% at July 31, 2006). There were no borrowings against the real estate line of credit.

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Lines of Credit	$2,420,550	$2,420,550	0	0	0
Long-Term Debt	12,662,598	1,368,931	3,402,989	694,450	7,196,228
Purchase Obligations	1,424,428	1,424,428	0	0	0
Pension Contribution Obligations	413,877	413,877	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$16,921,453	$5,627,786	$3,402,989	$694,450	$7,196,228

Purchase obligations consist of material contracts totaling $9,701,207 with three separate contractors relating to real estate development.  Payments made through July 31, 2006 total $8,276,779.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At July 31, 2006, we had $6,609,135 of variable rate indebtedness, representing 44% of our total debt outstanding, at an average rate of 7.64% (calculated as of July 31, 2006).  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.

Exposure to market risk may also exist in our mortgages receivable issued in connection with land sales.  Mortgages receivable are considered fully collectible by management and accordingly, no allowance for loan losses is considered necessary.

Item 4.  CONTROLS AND PROCEDURES

In connection with the audit of the Companies’ financial statements for Fiscal 2005, the Companies’ independent registered public accounting firm identified and reported to the audit committee of the Companies’ board of directors two material weaknesses under standards established by the Public Company Accounting Oversight Board (PCAOB).  A material weakness is defined as a significant deficiency, or combination thereof, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Companies’ ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Companies’ annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

Management, with the participation of the Companies’ President and Executive Vice President/Treasurer, evaluated the effectiveness of the Companies’ disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation and the material weaknesses described above, the President and Executive Vice President/Treasurer concluded that the Companies’ disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Companies in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or that such information is accumulated and communicated to management, including the Companies’ President and Executive Vice President/Treasurer, as appropriate, to allow timely discussions regarding required disclosure.  The Companies believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A.  RISK FACTORS

No update.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 5.  OTHER INFORMATION

None.

Item 6.   EXHIBITS

Exhibit Number	Description
2.1

Agreement, dated February 15, 2006, between Oxbridge Square Shopping Center, LLC and Stoltz Real Estate Partners, LLC (filed February 28, 2006 as Exhibit 2.1 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.)

2.2

Purchase Agreement and Escrow Instructions, dated July 11, 2006, between Blue Ridge Real Estate Company and Net Lease Development LLC (filed July 17, 2006 as Exhibit 2.1 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.)

10.1

Purchase Agreement, dated August 6, 2006, between Blue Ridge Real Estate Company and Jack in the Box Eastern Division L.P. (filed September 12, 2006 as Exhibit 10.1 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.)

31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1	Principal Executive Officer’s Section 1350 Certification
32.2	Principal Financial Officer’s Section 1350 Certification
99.1

Unaudited pro forma condensed combined balance sheet and combined statement of operations for the six months ended April 30, 2006, and for the year ended October 31, 2005 (filed September 1, 2006 as Exhibit 99.1 to the Companies’ Current Report on Form 8-K/A and incorporated herein by reference.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   September 14, 2006

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   September 14, 2006

Cynthia A. (Barron) Van Horn

Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement, dated February 15, 2006, between Oxbridge Square Shopping Center, LLC and Stoltz Real Estate Partners, LLC (filed February 28, 2006 as Exhibit 2.1 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.)

2.2

Purchase Agreement and Escrow Instructions, dated July 11, 2006, between Blue Ridge Real Estate Company and Net Lease Development LLC (filed July 17, 2006 as Exhibit 2.1 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.)

10.1

Purchase Agreement, dated August 6, 2006, between Blue Ridge Real Estate Company and Jack in the Box Eastern Division L.P. (filed September 12, 2006 as Exhibit 10.1 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.)

31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1	Principal Executive Officer’s Section 1350 Certification
32.2	Principal Financial Officer’s Section 1350 Certification
99.1

Unaudited pro forma condensed combined balance sheet and combined statement of operations for the six months ended April 30, 2006, and for the year ended October 31, 2005 (filed September 1, 2006 as Exhibit 99.1 to the Companies’ Current Report on Form 8-K/A and incorporated herein by reference.)