Form 10-K
period 2006-10-31
BLUE RIDGE REAL ESTATE CO
filed 2007-01-29
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934
For the fiscal year ended October 31, 2006

OR

(  )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File No. 0-2844 (Blue Ridge)

Commission File No. 0-2843 (Big Boulder)

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Exact name of Registrants as Specified in their Charters)

Pennsylvania	24-0854342 (Blue Ridge) 24-0822326 (Big Boulder)
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number:

Blakeslee, Pennsylvania	18610
(Address of Principal Executive Office)	(Zip Code)

Registrants’ telephone number, including area code: (570) 443-8433

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value, stated value $0.30 per combined share*

(Title of Class)

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☑

i

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filers   ☐   Accelerated Filers   ☐   Non-accelerated filers   ☑

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of Act).  Yes  ☐ No  ☑

The aggregate market value of common stock, without par value, stated value $.30 per combined share, held by non-affiliates at April 30, 2006 (the last business day of the registrants’ most recently completed second fiscal quarter), was $36,995,110.  Such aggregate market value was computed by reference to the closing price of the common stock of the registrants on the over-the-counter bulletin board on April 28, 2006.  There is no established public trading market for the registrants’ stock.

The number of shares of common stock of the registrants’ classes of common stock outstanding as of January 26, 2007 was 2,443,024.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrants’ 2006 Annual Report to Shareholders for the fiscal year ended October 31, 2006 are incorporated by reference into Parts II and IV hereof.

Specified portions of the registrants’ definitive Proxy Statement to be used in connection with its 2006 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

__________________

*Under a Security Combination Agreement between Blue Ridge Real Estate Company  (“Blue Ridge”) and Big Boulder Corporation  (“Big Boulder”) (together, the “Companies”) and under the By-Laws of the Companies, shares of the Companies are combined into unit certificates, each certificate representing the same number of shares of each of the Companies.  Shares of each corporation may be transferred only together with an equal number of shares of the other corporation.  For this reason, a combined Blue Ridge/Big Boulder Form 10-K is being filed. Except as otherwise indicated, all information applies to both Companies.

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended October 31, 2006

Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

1

PART I

Item 1  Business

2

Item 1A  Risk Factors

7

Item 1B  Unresolved Staff Comments

13

Item 2  Properties

13

Item 3  Legal Proceedings

15

Item 4  Submission of Matters to a Vote of Security Holders

15

PART II

Item 5  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

15

Item 6  Selected Financial Data

16

Item 7  Management’s Discussion and Analysis of Financial Condition and

Results of Operations

16

Item 7A  Quantitative and Qualitative Disclosures about Market Risk

16

Item 8  Financial Statements and Supplementary Data

16

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

16

Item 9A  Controls and Procedures

16

Item 9B  Other Information

17

PART III

Item 10  Directors and Executive Officers

17

Item 11  Executive Compensation

17

Item 12  Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

17

Item 13  Certain Relationships and Related Transactions, and Director Independence

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our, or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future, about which we cannot be certain or even relatively certain.  Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates including:

•

Borrowing costs and our ability to generate cash flow to pay interest and scheduled amortization payments as well as our ability to refinance such indebtedness or to sell assets when it comes due;

•

Our ability to continue to generate sufficient working capital to meet our operating requirements;

•

Our ability to maintain a good working relationship with our vendors and customers;

•

Our ability to negotiate leases for the future operations of our facilities;

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

•

The status of the current and future real estate market in the Pocono Mountains; and

•

Changes in market demand.

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

PART I

ITEM 1.  BUSINESS

Blue Ridge Real Estate Company

Blue Ridge Real Estate Company, Blue Ridge, was incorporated in Pennsylvania in 1911 and is believed to be one of the largest owners of investment property in Northeastern Pennsylvania.  It owns 16,043 acres of land that are predominately located in the Pocono Mountains.  Of this acreage, 11,365 acres are held for investment and 4,678 are held for development.  Income is derived from these lands through leases, selective timbering by third parties, sales, and other dispositions. Blue Ridge owns a commercial property currently leased to a motel operator, one shopping center and five residential investment properties and the Jack Frost Mountain Ski Area, which is leased to JFBB Ski Areas, Inc., an affiliate of Peak Resorts.  Blue Ridge also owns four retail stores, one of which is leased to Wal-Mart, two of which are leased to Walgreen Company, and one of which is leased to Jack in the Box.  These investment properties are more fully described under Item 2.

Jack Frost Mountain Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1980 and commenced operations on June 1, 1981.  It was created to lease and operate the Jack Frost Mountain Ski Area and to provide certain services to other facilities, such as the Snow Ridge resort community, and to operate recreational facilities located within the Jack Frost Mountain tract. The lease between Blue Ridge and Jack Frost Mountain Company for the Jack Frost Mountain Ski Area was terminated on November 30, 2005. On December 1, 2005, Blue Ridge entered into a 28-year lease for the Jack Frost Mountain Ski Area with JFBB Ski Areas Inc., an unrelated party and an affiliate of Peak Resorts.  Pursuant to the lease, JFBB Ski Areas operates the Jack Frost Mountain Ski Area and makes monthly lease payments to Blue Ridge during the ski season.  As a result, beginning in the fiscal year ended October 31, 2005, or Fiscal 2005, we began reporting Ski operation activity as a discontinued operation. This resulted in the termination of the Ski Operations business segment, reducing the number of business segments from four to three. The revenue generated from this lease is included in the Real Estate Management/Rental Operations business segment.  By leasing the ski facilities to JFBB Ski Areas, management expects to focus additional resources on real estate development at our current and proposed resort communities.

Northeast Land Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1967. The major assets of the company consist of 101 acres of land in Northeast Pennsylvania.  Effective October 1, 2006, Northeast Land Company entered into an agreement with Mountain Resort Villas, an unrelated party and an affiliate of Appletree Management Group, Inc.  Pursuant to the contract, Mountain Resort Villas agreed to purchase certain property management and rental management contracts from Northeast Land Company and to lease certain buildings for use in the operation and maintenance of Northeast Land Company’s existing rental program. Revenue for Northeast Land Company is now derived from real estate commissions for the sale of homes at these resort communities, Trust and Condo fees for services to these resort communities and property leases.

BRRE Holdings, Inc., a wholly-owned subsidiary of Blue Ridge, was incorporated in Delaware in 1986.  It was established for investment purposes.

Moseywood Construction Company, formerly Boulder Creek Resort Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in May 2003 and commenced operations in November 2003. It is primarily focused on facilitating land development and expanding our real estate sales division.

Boulder Creek Resort Company was incorporated in Pennsylvania on December 30, 2004.  It was created with the ultimate goal of consolidating our branding and marketing us as a single resort destination.

Jack Frost National Golf Course, Inc., a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in February 2005.  It was created to operate the Jack Frost National Golf Course.

Oxbridge Square Shopping Center, LLC and Coursey Commons Shopping Center, LLC, wholly-owned subsidiaries of Blue Ridge, were organized in Virginia and Louisiana, respectively, in May 2004.  They have no employees and are managed by Kimco Realty Corporation.

Blue Ridge Acquisition Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in March 2006.  It was created to facilitate the acquisition of investment properties.

Flower Fields Motel, LLC, a wholly-owned subsidiary of Blue Ridge, was organized in Pennsylvania in September 2006.  It has no employees and is managed by Blue Ridge Real Estate Company.

As of December 31, 2006, Blue Ridge employed 15 full-time employees, Northeast Land Company had one full-time employee and Moseywood Construction Company had six full-time employees. As a result of the leasing of the Jack Frost Mountain Ski Area to JFBB Ski Areas, Inc., Jack Frost Mountain Company no longer has any employees.

Big Boulder Corporation

Big Boulder Corporation, Big Boulder, was incorporated in Pennsylvania in 1949. Big Boulder’s major assets are 865 acres of land, which includes a 175-acre lake, the Big Boulder Ski Area, and the Mountain’s Edge Restaurant. Of the 865 acres, 539 acres are held for investment and 326 acres are held for development. The principal source of revenue for Big Boulder is derived from the sale of residential homes and real estate in close proximity to the Big Boulder Ski Area.  Big Boulder Corporation also owns the Big Boulder Ski Area, which is leased to JFBB ski Areas, Inc. an affiliate of Peak Resorts.

Lake Mountain Company, a wholly-owned subsidiary of Big Boulder, was incorporated in Pennsylvania in 1983 and commenced operations on June 1, 1983.  It was created to lease and operate the Big Boulder Ski Area and operate the recreational facilities that are located within the Big Boulder Lake tract. The lease between Big Boulder and Lake Mountain Company for the Big Boulder Ski Area was terminated on November 30, 2005. On December 1, 2005, Big Boulder also entered into a 28-year lease for the Big Boulder Ski Area with JFBB Ski Areas, Inc.  Pursuant to the lease, JFBB Ski Areas operates the Big Boulder Ski Area and makes monthly lease payments to Big Boulder during the ski season.  As a result, beginning in Fiscal 2005 we began reporting Ski operation activity as a discontinued operation. This resulted in the termination of the Ski Operations business segment, reducing the number of business segments from four to three. The revenue generated from this lease is included in the Real Estate Management/Rental Operations business segment.  By leasing the ski facilities to JFBB Ski Areas, management expects to focus additional resources on real estate development at our current and proposed resort communities.

The Lake Mountain Sports Club, which includes the recreational facilities at Jack Frost Mountain and Big Boulder Lake, was managed by a third-party operator for the 2006 summer recreation season.  We are in the process of negotiating a long term lease for the future operation of these facilities.  Revenue generated by this operation is included in the Summer Recreation Operations segment.

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

We believe the current and future real estate market in the Pocono Mountains is experiencing, and in the near future will continue to experience, an increase in buyer interest.  This interest is partially attributable to current moderate mortgage interest rates and an uncertain economy that may be facilitating more regional tourist destinations.  We expect that the construction of more homes closer to our resorts will result in an increase in tourist traffic.

We own 17,009 acres of land in Northeastern Pennsylvania.  Of our core land holdings, we have designated 5,004 acres as held for development and are moving forward with municipal approvals.  We believe that our primary focus should be on the development of single and multi-family dwellings in proximity to our ski areas.  Additionally, an 18-hole golf course is under construction at the Jack Frost Mountain Ski Area and is expected to open in spring of 2007.  We also plan to develop a resort community surrounding the golf course.  The proposed golf course community will consist of approximately 40% single family homes and 60% multi-family units, as well as golf club amenities and the necessary infrastructure.  It is expected that all of the planned developments will result in approximately 3,700 lots or units, some of which will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.

We also expect that certain subdivisions may be sold outright in phases to nationally-recognized land developers in order to facilitate the market for housing and to reduce the inherent risk associated with any land development.

We also generate revenue by the selective timbering of our land.  The selection of parcels is based upon our current real estate development activities.

We currently operate two real estate sales offices.  Jack Frost-Big Boulder Real Estate is located in Lake Harmony, Pennsylvania and markets new and previously owned homes in and around our resort communities primarily to buyers seeking a second home.  The Stoney Run Realty office located in Stroudsburg, Pennsylvania offers custom-built, single family homes in the Pocono region.  These homes primarily attract customers from nearby metropolitan areas in Pennsylvania, New York and New Jersey.  All of these custom-built homes are built by our construction division, Moseywood Construction Company.

Business Segments

We currently operate in three business segments, which consist of the Real Estate Management/Rental Operations, Summer Recreational Operations and Land Resource Management segments.  Beginning in Fiscal 2005, we began reporting ski operation activity as a discontinued operation.  Our business segments were determined from our internal organization and management reporting, which are based primarily on differences in services.  Financial information about our segments can be found in note 15 to our audited financial statements.

Real Estate Management/Rental Operations

Real Estate Management/Rental Operations consists of: investment properties leased to others located in Eastern Pennsylvania, South Carolina, New Jersey, Minnesota, Louisiana and Texas; a custom home construction division; recreational club activities and services to the trusts that operate resort residential communities; sales of investment properties; and rental of land and land improvements; and the rental of land, which includes the leasing of our two ski areas located in the Pocono Mountains of Northeastern Pennsylvania.

Summer Recreation Operations

Summer Recreation Operations consists of the Lake Mountain Sports Club, a seasonal recreational operating center located in the Pocono Mountains of Northeastern Pennsylvania.  In fiscal 2007, this segment will include the operation of Jack Frost National Golf Course.

Land Resource Management

Land Resource Management consists of land sales, land purchases, timbering operations and a real estate development division.  Timbering operations consist of selective timbering on our land holdings.  Contracts are entered into for parcels which have had the timber selectively marked.  We are devising a long-term plan of managed timbering whereby significant attention is given to protecting the environment and retaining the value of the land.  The real estate development division is responsible for the residential land development activities which include overseeing the construction of single and multi-family homes and development of infrastructure.

Funds expended to date for real estate development in Laurelwoods have been primarily for infrastructure improvements and the construction of 23 single family homes.  We are in the initial construction phase for 44 duplex homes.  Other expenditures for development projects in the planning phases include fees for architects, engineers, consultants, studies and permits.

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

Planned Real Estate Development

During the fiscal year ended October 31, 2006, or Fiscal 2006, we actively pursued land sales and purchases.  For the fiscal year ended October 31, 2007, or Fiscal 2007, management intends to continue selective sales and purchases of land, some of which may be treated as section 1031 tax deferred exchanges.  We are also taking various steps to attract new land sale customers; for example, we are offering financing opportunities for the purchase of selected tracts of land.  We are constructing Phase I and II of the Laurelwoods Community of single family and multi-family homes.  Additionally, we are moving forward with plans to develop residential communities near both ski resorts.  This is part of a comprehensive plan for our “core land” development in and around our two ski areas.

We have commenced development of an 18-hole golf course at Jack Frost Mountain.  The golf course was expected to open in late summer of 2006.  The opening of the golf course was delayed due to several weather related events, including a torrential rainstorm in June which delayed the grow-in phase of the golf course.  We have entered into a management agreement with a nationally recognized golf course developer to provide services for the operation of our golf course.

We are in various stages of approval for the community surrounding a new 18-hole golf course at Jack Frost Mountain.  This community is expected to include approximately 1,100 homes and will be comprised of approximately 40% single family homes and 60% multi-family units, as well as golf club amenities and the necessary infrastructure.

We have completed infrastructure improvements to the first and second phase of the Laurelwoods II residential development. During Fiscal 2006, home construction progressed on Phase I of the Laurelwoods II community, which has been approved for 23 single family homes. 11 homes are currently in production; 5 of which are under agreement of sale, 11 units have been completed, 7 of which have been sold and 4 of which are available for sale, one home has not been started.  Municipal approval for the construction of 44 duplex and 22 single units in Phase II of the Laurelwoods II community has been received.  Home construction began on two duplex buildings in September 2006 and is expected to be completed in the summer of 2007.

Executive Officers of the Registrant

Name and Title	Age	Office Held Since
Patrick M. Flynn Chief Executive Officer	30	2001
Eldon D. Dietterick Executive Vice President/Treasurer	61	2001
Richard T. Frey Vice President	56	2001

Patrick M. Flynn has served as President and Chief Executive Officer since October 2001.  He has served as the Director of Real Estate at Kimco Realty Corporation since May 2001.  Prior to joining us, from June 1995 to May 2001, Mr. Flynn was a consultant at MIT Consulting.

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

We intend to make significant investments in our resorts and rental properties to maintain our competitive position. We spent $16,161,350 for Fiscal 2006, $1,905,836 and $23,026,394 for Fiscal 2005 and for the fiscal year ended October 31, 2004, or Fiscal 2004, respectively.  The capital expenditures for the Fiscal 2006 were primarily related to real estate development and the section 1031 tax deferred exchange of the Oxbridge Square shopping center and the subsequent purchase of a commercial property currently leased to a motel operator and three retail stores.  The capital expenditures for Fiscal 2005 were primarily related to our ski operations.    The capital expenditures Fiscal 2004 were primarily attributed to the section 1031 tax deferred exchange of the Dreshertown Shopping Center and the subsequent purchase of the Oxbridge Square and Coursey Commons shopping centers.  We expect to continue to make substantial investments in real estate development. We have not yet finalized a budget for Fiscal 2007; however, at this time, we anticipate capital expenditures will be in excess of $2,000,000 for real estate development.  Based on the status of several specific real estate projects, we will continue to invest significant amounts in real estate over the next several years. We could finance future expenditures from any of the following sources:

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

We are near completion of the construction of a golf course at Jack Frost Mountain.  While we currently have interest from nationally-recognized home builders for the development of a surrounding community, we do not have any firm offers from any of the interested builders.  If, at the completion of the golf course, we do not have firm contracts with home builders, we may consider developing a portion of the residential community on our own, and possibly in conjunction with the sale of some lots to other builders.  There are risks associated with developing a residential community, including potential changes in the real estate market, delays in construction due to adverse weather conditions, changes in the economy and changes in interest rates, which we may be subject to if we develop the golf course prior to having firm contracts with home builders and which could have a material adverse effect on us and our results of operations.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission, or SEC, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We expect that the requirement relating to the report of management will first apply to our annual report on Form 10-K for our fiscal year ending October 31, 2008 and that the requirement relating to the public accounting firm’s attestation to such management report will first apply to our annual report on Form 10-K for our fiscal year ending October 31, 2009.  If we are unable to conclude that we have effective internal controls over financial reporting as of October 31, 2008 or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of October 31, 2009 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

As of January 26, 2007, options to acquire 50,500 shares of our common stock were outstanding, approximately 16,458 shares are exercisable at per share prices ranging from $34.00 to $37.80, with a weighted average exercise price of $35.24.

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

As of January 26, 2007, Kimco Realty Services, Inc., a wholly-owned subsidiary of Kimco Realty Corporation, owned at least 1,425,154 shares, or approximately 58% of our outstanding voting stock. Kimco Realty Services is able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate action, such as mergers and other business combination transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control over us unless it is supported by Kimco Realty Services.  Accordingly, your ability to influence us through voting your shares is very limited.

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

As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies.  Of the 2,443,024 shares of our common stock outstanding as of January 26, 2007, approximately

42% are beneficially owned by persons other than Kimco Realty Services, our controlling shareholder.  Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Our shareholders may perceive a conflict of interest because we do not currently maintain a fully independent audit committee.

Our audit committee is made up of four individuals: Bruce F. Beaty, Eldon D. Dietterick, Patrick M. Flynn and Michael J. Flynn.  Mr. Beaty is the only independent member of the audit committee.  Mr. Dietterick is our Executive Vice-President and Treasurer.  Messrs. Patrick Flynn and Michael Flynn serve as members of our board of directors and are also employed by Kimco Realty Corporation, the parent company of Kimco Realty Services, Inc.  Although we are exempt from regulations mandating an independent audit committee, our shareholders may perceive a conflict of interest because of the nature of the relationships of certain members of the audit committee.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Blue Ridge Real Estate Company

The physical properties of Blue Ridge consist of approximately 16,146 acres owned by Blue Ridge, Northeast Land Company and Flower Fields Motel, LLC.  These properties include the Jack Frost Mountain Ski Area, which is leased to JFBB Ski Areas, Inc., an affiliate of Peak Resorts, a commercial property currently leased to a motel operator, one shopping center and five residential investment properties, a sewage treatment facility, corporate headquarters building, and other miscellaneous facilities.  Blue Ridge also owns four retail stores, one of which is leased to Wal-Mart, two of which are leased to Walgreen Company, and one of which is leased to Jack in the Box.

Ski Facilities

The Jack Frost Mountain Ski Area is located near White Haven, Carbon County, Pennsylvania, and commenced operations in December 1972.  On December 1, 2005 the Jack Frost Mountain Ski Area was leased under a direct financing lease to JFBB Ski Areas, Inc., an affiliate of Peak Resorts, for a 28 year period.  These facilities are situated on approximately 201 acres owned by Blue Ridge.

Real Estate Management Operations

Coursey Commons Shopping Center, located in East Baton Rouge Parish, Louisiana, is owned by Coursey Commons Shopping Center, LLC, Coursey Creek, LLC, and Cobble Creek, LLC, all wholly-owned subsidiaries of Blue Ridge.  The center consists of 9.43 acres, with approximately 67,750 selling square footage.  As of October 31, 2006, there were 16 tenants with an occupancy rate of 89%.

Blue Ridge owns and leases to Walgreen Eastern Co., Inc., a retail store in Toms River, New Jersey.  The property consists of a free standing Walgreens store, including 1.9 acres of land, with approximately 14,820 square feet of leasable space.

Blue Ridge owns and leases to Walgreen Co., Inc., a retail store located in White Bear Lake, Minnesota. The property consists of a free standing Walgreens store, including 1.5 acres of land, with approximately 14,820 square feet of leasable space.

Blue Ridge owns and leases to Jack in the Box Eastern Division, L.P., a retail store located in Anahuac, Texas. The property consists of a free standing Jack in the Box restaurant, including 1.14 acres of land, with approximately 4,981 square fee of leasable space.

In addition, Blue Ridge owns 16,043 acres of land which are predominately located in the Pocono Mountains.  The majority of this property is leased to various hunting clubs.  Blue Ridge also owns several cottages in the area that are leased to private individuals. Blue Ridge owns five residential investment properties located in our resort communities.

Blue Ridge owns a sewage treatment facility to serve the resort housing at Jack Frost Mountain.

Blue Ridge also owns The Sports Complex at Jack Frost Mountain, which consists of a swimming pool, fitness trail, tennis courts and accompanying buildings.  On May 1, 2006, management entered into an agreement with a third party operator to manage The Sports Complex from May 1, 2006 to September 30, 2006.  We are in the process of negotiating a long-term lease for the future operation of The Sports Complex.

Blue Ridge also owns The Stretch, an exclusive member-only fishing club located along a two mile stretch of the Tunkhannock Creek.

Blue Ridge’s Corporate Office Building is located on Route 940 and Mosey Wood Road.

Northeast Land Company owns 101 acres of land located in the Pocono Mountains.

Flower Fields Motel, LLC owns and subsequently leases to a motel operator, commercial property located along Route 611, Tannersville, Pennsylvania.  The property consists of approximately three acres, with a motel and two cottages located thereon.

Big Boulder Corporation

The physical properties owned by Big Boulder consist of approximately 865 acres located in the Pocono Mountains.  The properties include the Big Boulder Ski Area, a sewage treatment facility, the Mountain’s Edge Restaurant and the Big Boulder Lake Club.

Ski Facilities

The Big Boulder Ski Area’s physical properties were leased to Lake Mountain Company on June 1, 1983, and are located in Kidder Township, Carbon County, Pennsylvania.  Big Boulder Ski Area commenced operations in 1947. This lease was terminated on November 30, 2005. On December 1, 2005 the Big Boulder Ski Area was leased under a direct financing lease to JFBB Ski Areas Inc, an affiliate of Peak Resorts, for a 28 year period.  These facilities are situated on approximately 90 acres owned by Big Boulder.

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

Big Boulder also owns the Big Boulder Lake Mountain Club, which includes a 175-acre lake, swimming pool, tennis courts, boat docks and accompanying buildings. On May 1, 2006, management entered into an agreement with a third party operator to manage the Lake Mountain Club from May 1, 2006 to September 30, 2006.  We are in the process of negotiating a long-term lease for the future operation of the Lake Mountain Club.

ITEM 3.   LEGAL PROCEEDINGS

We are presently a party to certain lawsuits arising in the ordinary course of our business.  We believe that none of our current legal proceedings will be material to our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of the fiscal year ended October 31, 2006.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market price of and dividends on our common stock is incorporated by reference to the section entitled “Stock and Dividend Information” in our 2006 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 6. SELECTED FINANCIAL DATA

This information is incorporated by reference to the section entitled “Selected Financial Data” in our 2006 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K). This information should be read together with our Combined Financial Statements and related footnotes (included in Exhibit 13.1 to this Annual Report on Form 10-K) and the discussion of risk factors below.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, supplementary data and related documents included in this Annual Report on Form 10-K are listed in Item 15(a), Part IV, of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Change in Internal Control over Financial Reporting.

No change in the Companies' internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by Item 10 of Form 10-K will be set forth under the caption “Directors and Executive Officers” in our definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K or an amendment to this annual report on Form 10-K/A, and is incorporated herein by reference.

The information required by this item concerning executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will be set forth under the caption “Executive Compensation” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, or an amendment to this annual report on Form 10-K/A, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K or an amendment to this Annual Report on Form 10-K/A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K will be set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K or an amendment to this annual report on Form 10-K/A, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K will be set forth under the caption “Principal Accountant Fees and Services” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, or an amendment to this Annual Report on Form 10-K/A, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements of ours, supplementary data and related documents are incorporated by reference to our 2006 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K):

•

Report of Independent Registered Public Accounting Firm on Combined Financial Statements, dated January 22, 2007.

•

Combined Statements of Operations for each of the years ended October 31, 2006, 2005 and 2004.

•

Combined Balance Sheets as of October 31, 2006 and 2005.

•

Combined Statements of Changes in Shareholders’ Equity for each of the years ended October 31, 2006, 2005 and 2004.

•

Combined Statements of Cash Flows for each of the years ended October 31, 2006, 2005 and 2004.

•

Notes to Combined Financial Statements.

•

Quarterly Financial Information (unaudited).

(a)(2) Financial Statement Schedules

The following is a list of financial statement schedules filed as part of this Annual Report on Form 10-K.  The report of Independent Registered Public Accounting Firm for the financial statement schedule appears on Page 24 of this Form 10-K.  All other schedules omitted herein are so omitted because either (1) they are not applicable, (2) the required information is shown in the financial statements, or (3) conditions are present which permit their omission, as set forth in the instructions pertaining to the content of financial statements:

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

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Blue Ridge Real Estate Company (filed February 11, 2005 as Exhibit 3.1 to Form 10-K and incorporated herein by reference)
3.2	Restated Articles of Incorporation of Big Boulder Corporation (filed February 11, 2005 as Exhibit 3.2 to Form 10-K and incorporated herein by reference)
3.3	Bylaws of Blue Ridge Real Estate Company, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.3 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
3.4	Bylaws of Big Boulder Corporation, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.4 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
4.1	Revised Specimen Unit Certificate Evidencing Shares of Registrants’ Common Stock (filed August 28, 1990 as an Exhibit to Form 10-K and incorporated herein by reference)
4.2	Security Combination Agreement between Blue Ridge Real Estate Company and Big Boulder Corporation (filed September 23, 1967 as Exhibit b-3 to Form 10 and incorporated herein by reference)
10.1	First Mortgage, NorthMarq Capital (formerly Principal Mutual), Building leased to Wal-Mart (filed August 26, 1991 as Exhibit 10.16 to Form 10-K and incorporated herein by reference)
10.2	Mortgage, Manufacturer and Traders Trust Company, 241 Snow Ridge Village, White Haven, Carbon County (filed February 11, 2005 as Exhibit 10.11 to Form 10-K and incorporated herein by reference)
10.3	Mortgage, Manufacturer and Traders Trust Company, 63 Blue Heron Village, Lake Harmony, Carbon County (filed February 11, 2005 as Exhibit 10.13 to Form 10-K and incorporated herein by reference)
10.4	Mortgage, Manufacturer and Traders Trust Company, 513 Laurelwoods, Lake Harmony, Carbon County (filed February 11, 2005 as Exhibit 10.14 to Form 10-K and incorporated herein by reference)
10.5	Mortgage, JP Morgan Chase Bank, Coursey Commons Shopping Center, Baton Rouge, Louisiana (filed February 11, 2005 as Exhibit 10.17 to Form 10-K and incorporated herein by reference)
10.6	Acquisition of Building leased to Wal-Mart (filed August 26, 1991 as Exhibit 10.2.4 to Form 10-K and incorporated herein by reference)

10.7	Lease Agreement with Wal-Mart in Laurens, South Carolina (filed August 29, 1995 as Exhibit 10.3.1 to Form 10-K and incorporated herein by reference)
10.8	Lease Agreement with Wal-Mart Real Estate Business Trust, dated May 30, 2003 (filed as Exhibit 10.12 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
10.9

Agreement, dated as of February 17, 2005, between Blue Ridge Real Estate Company and Barbaron, Inc. for the Jack Frost National Golf Club project in the amount of $2,079,325 (filed February 17, 2005 as Exhibit 10.1. to Form 8-K and incorporated herein by reference)

10.10

Agreement, dated as of February 17, 2005, between Blue Ridge Real Estate Company and Barbaron, Inc. for the Jack Frost National Golf Club project in the amount of $2,798,483 (filed February 17, 2005 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.11**	Form of Stock Option Agreement dated as of February 1, 2005 (filed March 28, 2005 as Exhibit 10.26 to Form S-1/A Registration Statement (file no. 333-121855) and incorporated herein by reference)
10.12	Schedule of Optionees and Material Terms of Stock Option Agreements dated as of February 1, 2005 (filed February 14, 2006 as Exhibit 10.16 to Form 10-K and incorporated herein by reference)
10.13**	Form of Stock Option Agreement dated as of February 10, 2006 (filed June 19, 2006 as Exhibit 10.1 to Form 10-Q and incorporated herein by reference)
10.14	Schedule of Optionees and Material Terms of Stock Option Agreements dated as of February 10, 2006 (filed June 19, 2006 as Exhibit 10.2 to Form 10-Q and incorporated herein by reference)
10.15

Agreement, dated as of June 9, 2005, between Big Boulder Corporation and Robert C. Young, Inc. for infrastructure improvement project at Laurelwoods II residential development in the amount of $2,427,491 (filed August 10, 2005 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.16

Lease agreement, dated as of December 1, 2005, between Big Boulder Corporation and JFBB Ski Areas, Inc. for the lease of the Big Boulder Ski Area (filed December 7, 2005 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.17

Agreement, dated January 27, 2006, by and between Big Boulder Corporation and Popple Construction, Inc. for infrastructure improvements to the Boulder Lake Village residential development. (filed February 2, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.18

Credit Agreement, dated March 1, 2006, between Blue Ridge Real Estate Company, Big Boulder Corporation, Northeast Land Co., Lake Mountain Company and Jack Frost Mountain Company and Manufacturers and Traders Trust Company. (filed March 7, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.19

$3,000,000 Line of Credit Grid Note, dated March 1, 2006, between Blue Ridge Real Estate Company, Big Boulder Corporation, Northeast Land Co., Lake Mountain Company and Jack Frost Mountain Company and Manufacturers and Traders Trust Company. (filed March 7, 2006 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.20

Loan Agreement, dated April 20, 2006, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company and Moseywood Construction Company and Manufacturers and Traders Trust Company. (filed April 25, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.21

$10,000,000 Line of Credit Mortgage Note, dated April 20, 2006, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company and Moseywood Construction Company and Manufacturers and Traders Trust Company. (filed April 25, 2006 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.22

Purchase Agreement, dated August 6, 2006, between Blue Ridge Real Estate Company and Jack in the Box Eastern Division L.P. (filed September 12, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.23

Mortgage and Security Agreement, dated December 11, 2006, between Blue Ridge Real Estate Company and State Farm Bank, F.S.B., Walgreens property, Tom’s River, New Jersey (filed December 14, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.24

$3,000,000 Promissory Note, dated December 11, 2006, between Blue Ridge Real Estate Company and State Farm Bank, F.S.B. (filed December 14, 2006 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.25

Mortgage and Security Agreement, dated December 15, 2006, between Blue Ridge Real Estate Company and State Farm Bank, F.S.B. Walgreens property, White Bear Lake, Minnesota (filed December 20, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.26

$4,000,000 Promissory Note, dated December 15, 2006, between Blue Ridge Real Estate Company and State Farm Bank, F.S.B. (filed December 20, 2006 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.27

Agreement, dated February 15, 2006, between Oxbridge Square Shopping Center, LLC and Stoltz Real Estate Partners, LLC (filed February 28, 2006 as Exhibit 2.1 to Form 8-K and incorporated herein by reference)

10.28

Purchase Agreement and Escrow Instructions, dated July 11, 2006, between Blue Ridge Real Estate Company and Net Lease Development LLC (filed July 17, 2006 as Exhibit 2.1 to Form 8-K and incorporated herein by reference)

10.29

Purchase Agreement and Escrow Instructions, dated July 28, 2006, between Blue Ridge Real Estate Company and Net Lease Development LLC (filed August 3, 2006 as Exhibit 2.1 to Form 8-K and incorporated herein by reference)

13.1	Portions of the Companies’ Fiscal 2006 Annual Report to Shareholders incorporated herein by reference
14.1	Code of Ethics (filed February 11, 2005 as Exhibit 14.1 to Form 10-K and incorporated herein by reference)
21.1*	List of all subsidiaries of the Registrants
23.1*	Consent of Parente Randolph
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

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

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

By: /s/ Patrick M. Flynn

   Patrick M. Flynn

   President and Chief

   Executive Officer

   Dated:  January 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Flynn		January 29, 2007
Michael J. Flynn	Chairman of the Board
/s/ Patrick M. Flynn		January 29, 2007
Patrick M. Flynn	President, Chief Executive
Officer and Director
(principal executive officer)
/s/ Eldon D. Dietterick		January 29, 2007
Eldon D. Dietterick	Executive Vice-President and Treasurer
(principal financial and accounting officer)
/s/ Bruce Beaty		January 29, 2007
Bruce Beaty	Director
/s/ Milton Cooper		January 29, 2007
Milton Cooper	Director
/s/ Wolfgang Traber		January 29, 2007
Wolfgang Traber	Director

Report of Independent Registered Public Accounting Firm

On Financial Statement Schedules

To the Shareholders of

Blue Ridge Real Estate Company and

Big Boulder Corporation:

We have audited the combined financial statements of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the “Companies”) as of October 31, 2006 and 2005, and for each of the three years in the period ended October 31, 2006, and have issued our report thereon dated January 22, 2007; such financial statements and report are included in your October 31, 2006 Annual Report to Shareholders and are incorporated herein by reference.  Our audits also included the combined financial statement schedules of the Companies listed in Item 15.  These financial statement schedules are the responsibility of the Companies’ management.  Our responsibility is to express an opinion based on our audit.  In our opinion, such combined financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Parente Randolph, LLC

Wilkes-Barre, Pennsylvania

January 22, 2007

Combined Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION OCTOBER 31, 2006
COLUMN A	COLUMN B	COLUMN C	COLUMN D
		Initial Cost to company	Cost Capitalized Subsequent to Acquisition
Description	Encumbrances	Land	Buildings and Improvements	Improvements
Land located in N.E. PA including various improvements		2,799,388	49,915	3,739,544
Corporate Building			282,918	213,174
Building Leased to Others, Eastern PA Exchanged Asset – Shopping Center, Richmond, VA	0	0	0	0
Shopping Center, Baton Rouge, LA	7,700,000	2,208,165	8,890,092	0
Walmart Laurens, SC	1,600,000	276,000	1,914,470	0
Walgreen Store, Tom’s River, NJ		948,181	5,085,719	0
Walgreen Store, White Bear Lake, Minnesota		1,446,831	4,772,536	0
Jack in the Box, Anahuac, Texas		395,583	1,582,331	0
Other		588,665	3,907,103	0
Total	9,300,000	8,662,812	26,485,084	3,952,718

	Column E			Column F
	Gross Amount at which carried at close of Period (1) (2)
	Land	Building Improvements	Total	Accumulated Depreciation
Land located in N.E. PA including various improvements	2,799,388	5,082,229	7,881,617	4,150,618
Corporate Building		496,092	496,092	363,440
Building Leased to Others Eastern PA Exchanged Asset – Shopping Center, Richmond, VA	0	0	0	0
Shopping Center, Baton Rouge, LA	2,208,165	8,890,092	11,098,257	523,191
Walmart Laurens, SC	276,000	1,914,470	2,190,470	1,015,731
Walgreen Store, Tom’s River, NJ	948,181	5,090,719	6,038,900	63,571
Walgreen Store, White Bear Lake, Minnesota	1,446,831	4,777,536	6,224,367	59,657
Jack in the Box, Anahuac, Texas	395,583	1,582,331	1,977,914	19,779
Other	588,665	3,907,103	4,495,768	1,711,931
Total	8,662,812	31,740,572	40,403,384	7,907,918

	Column G	Column C	Column D
	Date of Construction	Date Acquired	Life on which Depreciation in latest income Statement is computed
Land located in NE PA including various improvements	Various	Various	5 to 30 Yrs
Corporate Building		1982	10 to 30 Yrs
Buildings leased to others Exchanged Assets Shopping Centers	N/A	Various	5 to 30 Yrs
Laurens, SC	N/A	Various	5 to 30 Yrs
Other	N/A	Various	5 to 30 Yrs

(1) Activity for the fiscal years ended October 31, 2006, October 31, 2005, and October 31, 2004 is as follows:

	10/31/06	10/31/05	10/31/04
Balance at beginning of year	32,421,664	34,635,084	19,388,043
Additions during year:
Improvements	16,131,213	437,496	21,549,147
(Reclassify)	1,506,328		0
	50,059,205	35,072,580	40,937,190
Deductions during year:
Cost of Real Estate sold	9,655,821	1,196,821	6,302,106
Balance at end of year	40,403,384	33,875,759	34,635,084

(2) The aggregate cost for Federal Income Tax purposes at October 31, 2006 is $19,069,377.

(3) Activity for the fiscal years ended October 31, 2006, October 31, 2005, and October 31, 2004 is as follows:

	10/31/06	10/31/05	10/31/04

Balance at beginning of year	6,479,318	7,276,141	9,011,570
Reductions during year:
(Reclassification)	1,130,653	0	0
Current year depreciation	792,503	767,383	1,538,312
Less retirements	(495,156)	(110,110)	(3,273,741)
Balance at end of year	7,907,318	7,933,414	7,276,141

26