Form 10-Q
period 2007-01-31
BLUE RIDGE REAL ESTATE CO
filed 2007-03-19
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

☐YES          ☒NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on March 16, 2007 was 2,443,024 shares.*

*Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (together, the "Companies") and under the by-laws of the Companies, shares of the Companies are combined in unit certificates, each certificate representing the same number of shares of each of the Companies.  Shares of each Company may be transferred only together with an equal number of shares of the other Company.  For this reason, a combined Blue Ridge/Big Boulder Form 10-Q is being filed.  Except as otherwise indicated, all information applies to both Companies.

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Condensed Balance Sheets - January 31, 2007 and October 31, 2006

1

Combined Condensed Statements of Operations - Three Months ended

January 31, 2007 and 2006

2

Combined Condensed Statement of Changes in Shareholders’ Equity –

Three months ended January 31, 2007

3

Combined Condensed Statements of Cash Flows - Three Months Ended

January 31, 2007 and 2006

4

Notes to Financial Statements

5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations

8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

14

Item 4.  Controls and Procedures

14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

15

Item 1A.  Risk Factors

15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 5.  Other Information

15

Item 6.  Exhibits

16

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS
	(UNAUDITED)
ASSETS	01/31/07	10/31/06

Land and land development costs (5,004 acres per	$28,251,473	$27,950,669
land ledger)
Land improvements, buildings & equipment, net	25,001,093	25,117,658
Land held for investment, principally unimproved (12,010 and
12,017 respectively, acres per land ledger)	8,073,480	8,077,082
Net investment in direct financing leases	8,356,525	8,361,575
Cash and cash equivalents	713,450	153,742
Cash held in escrow	749,267	0
Prepaid expenses and other assets	1,064,468	1,297,135
Accounts receivable and mortgages receivable	586,115	856,593
	$72,795,871	$71,814,454

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Debt	$23,173,646	$22,030,700
Accounts payable	877,248	1,811,335
Accrued liabilities	684,733	918,412
Deferred income	857,506	888,851
Amounts due to related parties	42,085	66,460
Deferred income taxes	8,089,800	7,694,800
Accrued pension expense and minimum pension liability	557,917	558,499
Total liabilities	34,282,935	33,969,057

Commitments and contingencies

COMBINED SHAREHOLDERS' EQUITY:
Capital stock, without par value, stated value $.30 per
combined share, Blue Ridge and Big Boulder each
authorized 3,000,000 shares, each issued 2,725,042	817,511	817,511
Capital in excess of stated value	18,993,811	18,920,297
Earnings retained in the business	20,890,486	20,296,461
Accumulated other comprehensive loss	(103,465)	(103,465)
	40,598,343	39,930,804
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders' equity	38,512,936	37,845,397
	$72,795,871	$71,814,454

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2007 & 2006
(UNAUDITED)
	2007	2006
Revenues:
Real estate management	$2,718,932	$1,151,884
Summer recreation operations	0	400
Land resource management	2,489,398	1,224
Rental income	718,892	342,996
	5,927,222	1,496,504
Costs and expenses:
Real estate management	2,526,295	1,204,967
Summer recreation operations	18,534	16,535
Land resource management	1,525,561	264,359
Rental income	329,941	371,863
General and administration	429,853	386,162
	4,830,184	2,243,886
Operating profit (loss)	1,097,038	(747,382)

Other (expense) income from continuing operations:
Interest and other	102,534	(10,003)
Interest expense	(297,165)	(144,737)
	(194,631)	(154,740)

Income (loss) from continuing operations before income taxes	902,407	(902,122)

Provision (credit) for income taxes	361,000	(354,992)

Net income (loss) from continuing operations	541,407	(547,130)

Discontinued operations	86,618	(84,641)

Provision (credit) for income taxes on discontinued operations	34,000	(33,008)

Net income (loss) from discontinued operations	52,618	(51,633)

Net income (loss)	$594,025	($598,763)

Basic earnings (loss) per weighted average combined share:
Net income (loss) before discontinued operations	$0.22	($0.22)
Income (loss) from discontinued operations, net of tax	0.02	(0.03)
Net income (loss)	$0.24	($0.25)

Diluted earnings (loss) per weighted average combined share:
Net income (loss) before discontinued operations	$0.22	($0.22)
Income (loss) from discontinued operations, net of tax	0.02	(0.03)
Net income (loss)	$0.24	($0.25)

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED
JANUARY 31, 2007

(UNAUDITED)

					Accumulated
	Capital Stock (a)		Capital in Excess of	Earnings Retained in	Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss (c)	Treasury (b)	Total

Balances, October 31, 2006	2,725,042	$817,511	$18,920,297	$20,296,461	($103,465)	($2,085,407)	$37,845,397

Comprehensive income:
Net income				594,025			594,025

Compensation recognized under employee stock plan			73,514				73,514

Balances, January 31, 2007	2,725,042	$817,511	$18,993,811	$20,890,486	($103,465)	($2,085,407)	$38,512,936

(a) Capital stock, at stated value of $.30 per combined share

(b) 282,018 shares held in treasury, at cost

(c) Additional minimum pension liability, net of tax effect

See accompanying notes to unaudited financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
JANUARY 31, 2007 & 2006
(UNAUDITED)
	2007	2006
Cash Flows Provided By (Used In) Operating Activities:
Net income (loss)	$594,025	($598,763)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	262,270	344,936
Deferred income taxes	395,000	(388,000)
(Gain) loss on sale of assets	(898)	23,708
Compensation cost under employee stock plan	73,514	168,698
Changes in operating assets and liabilities:
Accounts receivable and mortgages receivable	270,478	(388,886)
Prepaid expenses and other assets	232,667	134,345
Land and land development costs	(300,804)	(1,813,430)
Accounts payable and accrued liabilities	(1,192,723)	(1,028,535)
Deferred income	(31,345)	139,519
Net cash provided by (used in) operating activities	302,184	(3,406,408)
Cash Flows (Used In) Provided By Investing Activities:
Proceeds from disposition of assets	975	3,070
Additions to properties	(27,512)	(40,025)
Payments received under direct financing lease arrangements, net	5,050	60,049
Cash held in escrow	(749,267)	0
Net cash (used in) provided by investing activities	(770,754)	23,094
Cash Flows Provided By Financing Activities:
Proceeds from debt	10,454,853	2,744,093
Payment of debt	(9,311,907)	(1,018,674)
Deferred financing costs	(114,668)	0
Net cash provided by financing activities	1,028,278	1,725,419
Net increase (decrease) in cash and cash equivalents	559,708	(1,657,895)
Cash and cash equivalents, beginning	153,742	1,833,704
Cash and cash equivalents, end	$713,450	$175,809

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$405,660	$241,246

Supplemental disclosure of non cash investing and financing activities:

Assets held to be used converted to direct financing lease arrangements	$0	$9,105,770

See accompanying notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Combination

     The  combined  financial  statements  include the accounts of Blue Ridge Real Estate Company and its wholly-owned  subsidiaries  (Northeast Land Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, Jack Frost National Golf Course, Inc., Blue Ridge Acquisition Company, BRRE Holdings, Inc., Oxbridge Square Shopping Center, LLC, Coursey Commons Shopping Center, LLC, Coursey Creek, LLC, Cobble Creek, LLC and Flower Fields Motel, LLC) (“Blue Ridge”) and Big Boulder Corporation and its  wholly-owned  subsidiaries  (Lake  Mountain  Company and BBC  Holdings, Inc.) (“Big Boulder” and, together with Blue Ridge, the “Companies”).

     The combined condensed financial statements as of and for the three month periods ended January 31, 2007 and 2006 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined condensed financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2006 Annual Report on Form 10-K. In the opinion of management, the accompanying combined condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

     Management believes that its accounting policies regarding revenue recognition, land development costs, long lived assets, net investment in direct financing leases, deferred income and income taxes among others, affect its more significant judgments and estimates used in the preparation of its combined condensed financial statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There are no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2006 (“Fiscal 2006”).

     Certain amounts in the 2006 combined condensed financial statements have been reclassified to conform to the 2007 presentation.  The Companies have reclassified the operating results of the Companies ski operations and the Oxbridge Square shopping center, to report discontinued operations, in accordance with guidance provided under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Upon evaluating the characteristics outlined in SFAS No. 144, the Companies concluded that reclassification to discontinued operations is appropriate, and consistent with reporting in the Companies’ annual filing as of October 31, 2006.

3. Segment Reporting

     The Companies currently operate in three business segments, which consist of Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management segments.

4. Income Taxes

   The provision for income taxes for the three months ended January 31, 2007 and 2006 represents the estimated annual effective tax rate for the year ending October 31, 2007 and 2006.  The effective income tax rate for the first three months of fiscal 2007 and fiscal 2006 was estimated at 40% and 39%, respectively.

5.  Pension Benefits

Components of Net Periodic Benefit Cost:

	Three Months Ended
	1/31/07	1/31/06

Service Cost	$45,750	$82,006
Interest Cost	73,750	81,320
Expected return on plan assets	(86,250)	(79,504)

Net amortization and deferral:
Amortization of transition obligation	717	2,120
Amortization of prior service cost	52	153
Amortization of accumulated gain	15,000	17,206
Net amortization and deferral	15,769	19,479

Total net periodic pension cost	$49,019	$103,301

The Companies expect to contribute $455,794 to its pension plan in fiscal 2007.  As of January 31, 2007, contributions have been made totaling $85,482.  The Companies anticipate contributing an additional $370,312 to fund its pension in fiscal 2007.

6.  Discontinued Operations

As a result of management’s decision to primarily focus its efforts on land development activities, effective December 1, 2005, the Companies entered into a long term lease agreement with JFBB Ski Areas, Inc., an affiliate of Peak Resorts (the “Lessee”), an unrelated third party, whereby the Lessee will operate and maintain the two ski resorts and recognize the revenues and expenses from operations in exchange for the Companies receiving payments under the terms of the lease.  As a result of entering into the lease agreement, the Companies have discontinued operations from the ski operations segment and have reported the activity recognized for the three months ending January 31, 2006 as discontinued operations.

On June 16, 2006, the Oxbridge Square shopping center was sold as a Section 1031 tax deferred exchange and as a result of the Companies no longer being involved with that business, the operating activity for the three months ending January 31, 2007 and 2006 is reported as a discontinued operation.  The operating results of the Oxbridge Square shopping center was previously reported in the Rental Income segment.

Operating results, including interest expense incurred, for the discontinued operation of the ski operations and the Oxbridge Square shopping center for the three months ended January 31, 2007 and 2006 are as follows:

	Three months ended
	January 31, 2007	January 31, 2006
Revenues – Oxbridge Square	$86,720	$389,518

Expenses - Ski	0	279,938
Expenses – Oxbridge Square	102	122,081
Interest Expense – Oxbridge Square	0	72,140
Total Expenses	102	474,159

Income (loss) from discontinued operations before income taxes	$86,618	($84,641)

7. Investment in Direct Financing Leases

   The Companies lease the Jack Frost and Big Boulder ski areas under direct financing leases through 2034.  The leases provide for minimum payments plus scheduled increases based upon the consumer price index, not to exceed 4% in any given year.  Minimum future lease payments due under those leases at January 31, 2007 is as follows:

Year ending October 31:
2007	$118,610
2008	243,745
2009	249,839
2010	256,085
2011	262,487
Thereafter	16,224,826
TOTAL	$17,355,592

The Companies net investment in direct financing leases consists of the following as of January 31, 2007:

Minimum future lease payments	$8,924,713
Unguaranteed residual value of lease properties	8,430,879
Gross investment in lease	17,355,592
Unearned income	(8,999,067)
Net investment in direct financing leases	$8,356,525

   Unearned income is amortized into earnings using the interest method.  The scheduled lease increase over the terms of the leases have been accounted for on a straight line basis in accordance with generally accepted accounting principles, and is evaluated for collectibility on an ongoing basis.

8. Per Share Data

Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period.  Diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the three months ended January 31, 2007 and 2006, respectively, net of assumed repurchases using the treasury stock method.

Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods presented are as follows:

	Three months ended
	1/31/07	1/31/06
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,443,024	2,385,024
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	4,340	35,129
Combined shares used to compute dilutive effect of stock option	2,447,364	2,420,153

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

▪

The Companies’ ability to negotiate leases for the future operations of our facilities;

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

In addition, you should refer to the “Risk Factors” in the Companies’ Annual Report on Form 10-K for the fiscal year ended October 31, 2006 for a discussion of other factors that may cause the Companies’ actual results to differ materially from those implied by the Companies’ forward-looking statements.  As a result of these factors, the Companies’ cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate.  Furthermore, if the Companies’ forward-looking statements prove to be inaccurate, the inaccuracy may be material.  In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by the Companies or any other person that the Companies will achieve their objectives and plans in any specified time frame, if at all.

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

Overview

The Companies’ principal business is the management and development of their real estate and rental properties.  Also significant to the Companies’ operations is the development of “drive-to” and “destination” resort communities in and around the two ski areas, Jack Frost Mountain and Big Boulder.

Since the completion of the Companies’ last large-scale real estate development project in the 1980s, which established our four resort communities, management was primarily focused on the promotion and maintenance of the two ski areas, our summer operations and the resort communities.  Beginning in the fiscal year ended October 31, 2001, the Companies began to refocus their attention on the further development of our real estate holdings.  Management is continuing to evaluate the feasibility of the Companies’ current real estate projects based on market demand and economic conditions.

The Companies own 17,001 acres of land in Northeastern Pennsylvania.  Of these land holdings, the Companies’ have designated 5,004 acres as held for development and are moving forward with governmental approvals.  Management believes that the Companies’ primary focus should be on the construction of single and multi-family dwellings in proximity to the ski areas.  It is expected that all of the Companies planned developments will result in approximately 3,700 lots or units, some of which will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.  For the fiscal year ended October 31, 2007, or Fiscal 2007, management intends to continue selective sales and purchases of land, some of which may be treated as section 1031 tax deferred exchanges.  Management is also taking various steps to attract new land sale customers; for example, the Companies are offering financing opportunities for the purchase of selected tracts of land.  The Companies are constructing Phase I and II of the Laurelwoods Community of single family and multi-family homes.  Additionally, the Companies are moving forward with plans to develop residential communities near Jack Frost and Big Boulder ski areas.  This is part of a comprehensive plan for the Companies “core land” development in and around the two ski areas.

The Companies also generate revenue by the selective timbering of the Companies land.  The selection of parcels is based upon the Companies current real estate development activities.

The Companies are in various stages of approval for the community surrounding a new 18-hole golf course at Jack Frost Mountain that is scheduled to open during the spring of 2007.  This community is expected to include approximately 1,100 homes and will be comprised of approximately 40% single family homes and 60% multi-family units, as well as golf club amenities and the necessary infrastructure.

The Companies also expect that certain subdivisions may be sold outright in phases to nationally-recognized land developers in order to facilitate the market for housing and to reduce the inherent risk associated with land development.

The Companies currently operate two real estate sales offices.  Jack Frost-Big Boulder Real Estate is located in Lake Harmony, Pennsylvania and markets new and previously owned homes in and around the Companies resort communities primarily to buyers seeking a second home.  The Stoney Run Realty office located in Stroudsburg, Pennsylvania offers custom-built, single family homes in the Pocono region.  These homes primarily attract customers from nearby metropolitan areas in Pennsylvania, New York and New Jersey.  All of these custom-built homes are built by the Companies’ construction division, Moseywood Construction Company.

As a result of the Companies continued focus on real estate activities, at October 31, 2006 management changed the presentation of the Companies’ balance sheet to an unclassified presentation using the alternate format in order to reflect the Companies’ assets and liabilities in order of their importance.

Recent Developments

On December 11, 2006 Blue Ridge Real Estate Company entered into a mortgage and security agreement and a $3 million promissory note with State Farm Bank, F.S.B. (“State Farm”).  The Note is secured by the mortgage, which encumbers certain real property purchased in fiscal 2006, known as the Walgreens Store located in Dover Township, Ocean County, New Jersey.

On December 15, 2006 Blue Ridge Real Estate Company entered into a mortgage and security agreement and a $4 million promissory note with State Farm Bank.  The Note is secured by the mortgage, which encumbers certain real property purchased in fiscal 2006, known as the Walgreens Store located in White Bear Lake, Washington County, Minnesota.

On December 29, 2006, the Companies sold certain real property known as the former Burger King property and comprised of 7.5 acres located along Route 940 at the intersection of the PA Turnpike Route 476 in Kidder Township, Pennsylvania.  The sale price of the property and improvements thereon, was $820,000.  Proceeds from the sale will be used for section 1031 investment purposes.

The Companies plan to expand the Jack Frost Wastewater Treatment facility.  The planned expansion includes the replacement of an existing lagoon with an in-ground storage tank and upgrade the plant’s capacity from the present 100,000 gallons per day to 200,000 gallons per day.  The estimated cost for this improvement is $1.2 million. Upon completion of the expansion, the Jack Frost Wastewater Treatment facility will be capable of servicing an additional 400 homes in the planned residential communities at Jack Frost Mountain.

The opening of the Jack Frost National Golf Course in Blakeslee, Pennsylvania is planned for spring 2007.  The opening was delayed due to several weather related events, including a torrential rainstorm in June which delayed the grow-in phase of the golf course.

Infrastructure improvements for Boulder Lake Village condominium development are expected to be completed by the fall of 2007.  Plans are underway to begin construction of the first condominium building in spring 2007.

Critical Accounting Policies and Significant Judgments and Estimates

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

The Companies recognize revenue on custom home construction in accordance with Financial Accounting Standards Board (“FASB”) No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”).  Under the provisions of SFAS No. 66, revenues and costs are recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated.  Total estimated revenues and construction costs are reviewed periodically, and any change is applied prospectively.

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

The Companies capitalize as land and land development costs, the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use.  The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method.  Revenue is recognized upon signing of the sales agreement.  Selling expenses are charged against income in the period incurred.

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

Deferred income consists of dues, rents and deposits on land or home sales. Rents that are not yet earned are related to our commercial properties that have been paid in advance, and dues are related to memberships in our hunting and fishing clubs paid in advance. We recognize revenue related to the hunting and fishing clubs over the one-year period that the dues cover.  We recognize revenue related to the fishing club over a 5 month period, May through September.  Deposits are required on land and home sales.

The Companies have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Results of Operations for the Three Months Ended January 31, 2007 and 2006

Operations for the three months ended January 31, 2007 resulted in net income of $594,025, or $0.24 per combined share compared to net loss of $598,763, or $(0.25) per combined share for the three months ended January 31, 2006.

Revenues

Combined revenue of $5,927,222 for the three months ended January 31, 2007 represents an increase of $4,430,718 compared to the three months ended January 31, 2006.  Real Estate Management Operations / Rental Operations revenue increased $1,942,944 for the three months ended January 31, 2007 compared to the three months ended January 31, 2006. Land resource management revenue increased $2,488,174 for the three months ended January 31, 2007 compared to the three months ended January 31, 2006.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations had revenue of $3,437,824 for the three months ended January 31, 2007 compared to $1,494,880 for the three months ended January 31, 2006, which resulted in an increase of $1,942,944 that was primarily attributed to an increase in Moseywood Construction Company’s new home construction sales.  Revenue for the new home construction for the three months ended January 31, 2007 was $2,205,308 compared to $544,789 for the three months ended January 31, 2006 for an increase of $1,660,519.  The remaining increase in revenue was due to the rental properties acquired in the fourth quarter of Fiscal 2006 as a result of the section 1031 tax deferred exchange of the Oxbridge Square shopping center. The rental income generated by three of these properties for the quarter ended January 31, 2007 was $230,568.

Land Resource Management

For the three months ended January 31, 2007, Land Resource Management had revenue of $2,489,398 compared to $1,224 for the three months ended January 31, 2006, which resulted in an increase of $2,488,174.  This increase is primarily attributable to the sale of four homes at the Laurelwoods II development which resulted in revenue of $1,588,650 for the three months ended January 31, 2007.  For the three months ended January 31, 2007, land sale revenue was $820,000 as compared to $1,224 for the three months ended January 31, 2006 for an increase of $818,776.  Land sales occur sporadically and do not follow any set schedule.  Timbering revenues for the three months ended January 31, 2007 was $75,000 as compared to $0 for the three months ended January 31, 2006.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the three months ended January 31, 2007 were $2,856,236 compared to $1,576,830 for the three months ended January 31, 2006, which represents an increase of $1,279,406, or 81%. The increase was mainly attributable to the expenses associated with new home construction costs.  For the three months ended January 31, 2007, construction operating costs were $336,045 compared to $228,633 for the three months ended January 31, 2006 for an increase of $107,412, primarily for sales commissions.  For the three months ended January 31, 2007, construction costs were $1,888,328 compared to $458,431 for the three months ended January 31, 2006 for an increase of $1,429,887. Operating costs associated with the new rental properties acquired in the fourth quarter of Fiscal 2006 were $189,532 for the quarter ended January 31, 2007.

Land Resource Management

Operating costs associated with Land Resource Management for the three months ended January 31, 2007 were $1,525,561 compared with $264,359 for the three months ended January 31, 2006 which represents an increase of $1,261,202.  This increase is primarily attributable to recognizing the costs related to the sale of four new homes in the Laurelwoods II development of $1,379,448.

General and Administration

General and Administration costs for the three months ended January 31, 2007 were $429,853 compared to $386,162 for the three months ended January 31, 2006, which represents an increase of $43,961, or 11%.  This is the result primarily of reductions to payroll and related costs offset by a reallocation of pension expenses from real estate management/rental operations.

Other Income (Expense)

Interest and Other income was $102,534 for the three months ended January 31, 2007 compared to interest and other expense of $10,003 for the three months ended January 31, 2006 which represents an increase of $112,537.  This increase is attributable to recognition of interest income on the direct financing leases.

Interest expense for the first three months of Fiscal 2007 was $297,165 compared to $144,737 for the three months ended January 31, 2006, which represents an increase of $152,428. This increase is primarily attributable to the acquisition of five replacement properties which resulted in mortgages for two Walgreen retail stores.  These replacement properties were part of the section 1031 tax deferred exchange sale of the Oxbridge Square Shopping Center in Fiscal 2006.  The interest expense on these two properties for the three months ended January 31, 2007 was $100,055. Interest expense associated with the Laurelwoods II development for the three months ended January 31, 2007 was $54,782 which represents interest expense on all completed unsold units where interest is no longer being capitalized.

Discontinued Operations

The discontinued operations for the three months ended January 31, 2007 resulted from residual rental revenue of $86,618 received from the Oxbridge Square Shopping Center that was sold in June of 2006. Discontinued operations for the three months ended January 31, 2006 for Oxbridge Square was $195,297 which was the result of revenue of $389,518 less operating expenses of $194,221.

Due to management’s decision to enter into lease agreements in which the Companies have leased the Jack Frost and Big Boulder Ski Areas to a third party operator, the results of operations of the Ski Operations segment for the three months ended January 31, 2006 was reported as discontinued operations.  Future cash flows and operating results of the Ski Operations segment will no longer be reported.  Operations resulting from the leases for the three months ended January 31, 2007 and 2006 are reported in the Real Estate Management / Rental Operations segment.  The net loss from discontinued ski operations for the three months ended January 31, 2006 of $279,938 was mainly depreciation and stock option compensation cost.

Tax Rate

The effective Tax Rate for the three months ended January 31, 2007 was 40% and for the three months ended January 31, 2006 was 39%.

Liquidity and Capital Resources

The Combined Condensed Statement of Cash Flows reflects net cash provided by operating activities of $188,043 for the three months ended January 31,2007 compared to the net cash used in operating activities of $3,406,408 for the three months ended January 31, 2006. The change in net cash provided by operating activities for the three months ended January 31, 2007 was primarily the result of a $1.2 million fluctuation from loss to profit, a $1.5 million reduction in land and land development costs due to sales of completed units and a $650,000 change in receivables.

For the three months ended January 31, 2007, our major capital expenditures were for construction costs associated with the 23 single units in the Laurelwoods Longview Drive and the 7 duplex units in the Laurelwoods Woodsbluff residential communities at Big Boulder ski area, the construction of the Jack Frost National Golf Course and the subdivision and permitting cost relating to the Boulder Lake Village 144 unit condominium community.

On December 11, 2006 Management entered into a mortgage and security agreement and a $3,000,000 promissory note with State Farm, F.S.B. (State Farm”). The note is secured by the mortgage, which encumbers certain real property purchased on August 18, 2006, known as the Walgreens Store located in Dover Township, Ocean County, New Jersey.  The agreement states interest only is due until the maturity date of January 1, 2009.  The interest rate is calculated as LIBOR rate plus nine tenths percent (.90%) which was 6.23% at January 31, 2007.

On December 15, 2006 Management entered into a mortgage and security agreement and a $4,000,000 promissory note with State Farm, F.S.B. (State Farm”). The note is secured by the mortgage, which encumbers certain real property purchased on October 31, 2006, known as the Walgreens Store located in White Bear Lake, Washington County, Minnesota.  The agreement states interest only is due until the maturity date of January 1, 2009.  The interest rate is calculated as LIBOR rate plus nine tenths percent (.90%) which was 6.23% at January 31, 2007.

Management has a line of credit with Manufacturers and Traders Trust Company in the aggregate amount of $10 million to fund real estate development.  Interest is due and payable on a monthly basis at a rate equal to the prime rate (as announced by the Wall Street Journal as of the first day of the calendar month), minus 0.25%, which was 8.00% at January 31, 2007.  The remaining principal and any accrued but unpaid interest is due and payable on April 19, 2008.  The Companies utilize $3.5 million of this line of credit to fund construction of residential development projects.  At January 31, 2007 $1,263,805 is outstanding on this line and $666,000 has been paid down via the sale of 4 single family homes in the 1st quarter of fiscal 2007.  $6.5 million of this line of credit is to fund infrastructure improvements for residential developments.  At January 31, 2007 $4,966,733 is outstanding on this line.  The total principal amount outstanding under the line of credit will not exceed the lesser of (a) $10 million, or (b) 80% of the cost or appraised value of the units.

We have two other lines of credit with Manufacturers and Traders Trust Company totaling $4.1 million; a $3.1 million line for general operations and a $1 million line for real estate transactions.  During the three months ended January 31, 2006, the companies borrowed against the $3.1 million line of credit in varying amounts with a maximum amount of $2,857,040.  At January 31, 2007, $1,026,337 is outstanding on the $3.1 million line and $0 is outstanding on the $1 million line.  The rates of interest are one percentage point less than the prime rate on the $3.1 million line (7.25% at January 31, 2007) and one half of one percentage point (0.50%) less than the prime rate on the $1.0 million line (7.75% at January 31, 2007).

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Lines of Credit	$1,026,337	$1,026,337	0	0	0
Long-Term Debt	22,147,309	271,271	14,149,246	717,635	7,009,157
Purchase Obligations	0	0	0	0	0
Pension Contribution Obligations	370,312	370,312
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$23,543,958	$1,667,920	$14,149,246	$717,635	$7,009,157

We currently anticipate that the funds needed for future operations and to implement our land development strategy will be satisfied through operating cash, borrowed funds, public offerings or private placements of debt or equity and reinvested profits from completed and sold units or lots. We expect that with respect to land development, future construction will be conducted in phases, with the profits from each phase used to fund additional future construction. Construction is being implemented in phases as to reduce market risk associated with changing economic conditions.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At January 31, 2007, we had $14,793,440 of variable rate indebtedness, representing 64% of our total debt outstanding, at an average rate of 7.50% (calculated as of January 31, 2007).  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.

Exposure to market risk may also exist in our mortgages receivable issued in connection with land sales.  Mortgages receivable are considered fully collectible by management and accordingly, no allowance for loan losses is considered necessary.

Item 4.  CONTROLS AND PROCEDURES

a)  Evaluation of Disclosure Controls and Procedures.

Management, with the participation of the Companies’ chief executive officer and chief financial officer, evaluated the effectiveness of the Companies’ disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Companies’ chief executive officer and chief financial officer concluded that the Companies’ disclosure controls and procedures for as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to the Companies’ management, including the Companies’ principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Companies believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Change in Internal Control over Financial Reporting.

No change in the Companies' internal control over financial reporting occurred during the Companies’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Mortgage and Security Agreement, dated December 11, 2006, between Blue Ridge Real Estate Company and State Farm Bank, F.S.B. (filed December 14, 2006 as Exhibit 10.1 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.)

10.2

$3,000,000 Promissory Note, dated December 11, 2006, between Blue Ridge Real Estate Company and State Farm Bank, F.S.B. (filed December 14, 2006 as Exhibit 10.2 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.)

10.3

Mortgage and Security Agreement, dated December 15, 2006, between Blue Ridge Real Estate Company and State Farm Bank, F.S.B. (filed December 20, 2006 as Exhibit 10.1 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.)

10.4

$4,000,000 Promissory Note, dated December 15, 2006, between Blue Ridge Real Estate Company and State Farm Bank, F.S.B. (filed December 20, 2006 as Exhibit 10.2 to the Companies’ Report on Form 8-K and incorporated herein by reference.)

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   March 19, 2007

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   March 19, 2007

/s/ Cynthia A. Van Horn

Cynthia A. Van Horn

Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1

Mortgage and Security Agreement, dated December 11, 2006, between Blue Ridge Real Estate Company and State Farm Bank, F.S.B. (filed December 14, 2006 as Exhibit 10.1 to the Companies’ Report on Form 8-K and incorporated herein by reference.)

10.2

$3,000,000 Promissory Note, dated December 11, 2006, between Blue Ridge Real Estate Company and State Farm Bank, F.S.B. (filed December 14, 2006 as Exhibit 10.2 to the Companies’ Report on Form 8-K and incorporated herein by reference.)

10.3

Mortgage and Security Agreement, dated December 15, 2006, between Blue Ridge Real Estate Company and State Farm Bank, F.S.B. (filed December 20, 2006 as Exhibit 10.1 to the Companies’ Report on Form 8-K and incorporated herein by reference.)

10.4

$4,000,000 Promissory Note, dated December 15, 2006, between Blue Ridge Real Estate Company and State Farm Bank, F.S.B. (filed December 20, 2006 as Exhibit 10.2 to the Companies’ Report on Form 8-K and incorporated herein by reference.)

31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification

* Filed herewith