Form 10-Q
period 2007-04-30
BLUE RIDGE REAL ESTATE CO
filed 2007-06-14
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

☐YES          ☒NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on June 13, 2007 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Condensed Balance Sheets – April 30, 2007 and October 31, 2006

1

Combined Condensed Statements of Operations - Three and Six Months ended

April 30, 2007 and 2006

2

Combined Condensed Statement of Changes in Shareholders’ Equity –

Six months ended April 30, 2007

3

Combined Condensed Statements of Cash Flows - Six Months Ended

April 30, 2007 and 2006

4

Notes to Financial Statements

5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

16

Item 4.  Controls and Procedures

17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

18

Item 1A.  Risk Factors

18

Item 4  Submission of Matters to a Vote of Security Holders

18

Item 5.  Other Information

18

Item 6.  Exhibits

19

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS
	(UNAUDITED)
ASSETS	04/30/07	10/31/06

Land and land development costs (4,994 and 5,004 acres respectively per
land ledger)	$29,303,809	$27,950,669
Land improvements, buildings & equipment, net	24,784,760	25,117,658
Land held for investment (12,010 and
12,017 respectively, acres per land ledger)	8,073,480	8,077,082
Net investment in direct financing leases	8,351,476	8,361,575
Cash and cash equivalents	201,010	153,742
Prepaid expenses and other assets	1,161,751	1,297,135
Accounts receivable and mortgages receivable	1,536,234	856,593
	$73,412,520	$71,814,454

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Debt	$23,351,498	$22,030,700
Accounts payable	$868,338	1,811,335
Accrued liabilities	688,240	918,412
Deferred income	1,189,945	888,851
Amounts due to related parties	67,710	66,460
Deferred income taxes	8,005,800	7,694,800
Accrued pension expense and minimum pension liability	539,817	558,499
Total liabilities	34,711,348	33,969,057

Commitments and contingencies

COMBINED SHAREHOLDERS' EQUITY:
Capital stock, without par value, stated value $.30 per
combined share, Blue Ridge and Big Boulder each
authorized 3,000,000 shares, each issued 2,732,442 and 2,725,042 respectively	819,731	817,511
Capital in excess of stated value	19,306,666	18,920,297
Earnings retained in the business	20,763,647	20,296,461
Accumulated other comprehensive loss	(103,465)	(103,465)
	40,786,579	39,930,804
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders' equity	38,701,172	37,845,397
	$73,412,520	$71,814,454

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2007 & 2006 (UNAUDITED)
	Three Months Ended		Six Months Ended
	4/30/07	4/30/06	4/30/07	4/30/06
Revenues:
Real estate management	$1,530,509	$1,281,400	$4,249,441	$2,433,284
Summer recreation operations	160,714	0	160,714	400
Land resource management	804,068	532,302	3,293,466	533,526
Rental income	633,616	381,281	1,352,508	724,277
	3,128,907	2,194,983	9,056,129	3,691,487
Costs and expenses:
Real estate management	1,601,145	1,411,399	4,127,440	2,616,366
Summer recreation operations	158,211	64,632	176,745	81,167
Land resource management	731,912	437,050	2,257,473	701,409
Rental income	337,889	320,564	667,830	692,427
General and administration	382,212	537,927	812,065	924,089
	3,211,369	2,771,572	8,041,553	5,015,458
(Loss) income from continuing operations	(82,462)	(576,589)	1,014,576	(1,323,971)

Other income (expense) from continuing operations:
Interest and other	80,825	2,182	183,359	(7,821)
Interest expense	(209,202)	(144,705)	(506,367)	(289,442)
	(128,377)	(142,523)	(323,008)	(297,263)

(Loss) income from continuing operations before income taxes	(210,839)	(719,112)	691,568	(1,621,234)

(Benefit) provision for income taxes	(84,000)	(280,834)	277,000	(635,826)

Net (loss) income before discontinued operations	(126,839)	(438,278)	414,568	(985,408)

Discontinued operations	0	81,184	86,618	(3,457)

Provision (benefit) for income taxes on discontinued operations	0	31,708	34,000	(1,300)

Net income (loss) from discontinued operations	0	49,476	52,618	(2,157)

Net (loss) income	($126,839)	($388,802)	$467,186	($987,565)

Basic (loss) earnings per weighted average combined share:
Net (loss) income before discontinued operations	($0.05)	($0.18)	$0.17	($0.40)
Net income (loss) from discontinued operations, net of tax	$0.00	$0.02	$0.02	($0.01)
Net (loss) income	($0.05)	($0.16)	$0.19	($0.41)

Diluted (loss) earnings per weighted average combined share:
Net (loss) income before discontinued operations	($0.05)	($0.18)	$0.17	($0.40)
Net income (loss) from discontinued operations, net of tax	$0.00	$0.02	$0.02	($0.01)
Net (loss) income	($0.05)	($0.16)	$0.19	($0.41)

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED
APRIL 30, 2007

(UNAUDITED)

					Accumulated
	Capital Stock (a)		Capital in Excess of	Earnings Retained in	Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss (c)	Treasury (b)	Total

Balances, October 31, 2006	2,725,042	$817,511	$18,920,297	$20,296,461	($103,465)	($2,085,407)	$37,845,397

Comprehensive income:
Net income				467,186			467,186

Compensation recognized under employee stock plan			136,989				136,989

Exercise of stock options	7,400	2,220	249,380				251,600
Balances, April 30, 2007	2,732,442	$819,731	$19,306,666	$20,763,647	($103,465)	($2,085,407)	$38,701,172

(a) Capital stock, at stated value of $.30 per combined share

(b) 282,018 shares held in treasury, at cost

(c) Additional minimum pension liability, net of tax effect

See accompanying notes to unaudited financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
APRIL 30, 2007 & 2006
(UNAUDITED)
	2007	2006
Cash Flows Used In Operating Activities:
Net income (loss)	$467,186	($987,565)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation	507,950	555,916
Deferred income taxes	311,000	(637,126)
(Gain) loss on sale of assets	(2,573)	23,708
Compensation cost under employee stock plan	136,989	251,742
Changes in operating assets and liabilities:
Accounts receivable and mortgages receivable	(679,641)	127,595
Prepaid expenses and other assets	135,384	44,219
Land and land development costs	(1,353,140)	(3,509,952)
Accounts payable and accrued liabilities	(1,190,601)	(1,205,947)
Deferred income	301,094	516,671
Net cash used in operating activities	(1,366,352)	(4,820,739)
Cash Flows Used In Investing Activities:
Proceeds from disposition of assets	2,650	3,070
Additions to properties	(51,034)	(204,502)
Payments received under direct financing lease arrangements, net	10,099	150,121
Net cash used in investing activities	(38,285)	(51,311)
Cash Flows Provided By Financing Activities:
Proceeds from debt	12,999,914	5,990,983
Payment of debt	(11,679,116)	(3,422,007)
Deferred financing costs	(120,493)	0
Proceeds from exercise of stock options	251,600	782,000
Net cash provided by financing activities	1,451,905	3,350,976
Net increase (decrease) in cash and cash equivalents	47,268	(1,521,074)
Cash and cash equivalents, beginning	153,742	1,833,704
Cash and cash equivalents, end	$201,010	$312,630

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$796,555	$472,885
Income taxes	$68,993	$309,350

Supplemental disclosure of non cash investing and financing activities:

Assets held to be used converted to direct financing lease arrangements	$0	$9,105,770

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

     The combined condensed financial statements as of and for the six month periods ended April 30, 2007 and 2006 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined condensed financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2006 Annual Report on Form 10-K. In the opinion of management, the accompanying combined condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

4.  Income Taxes

   The provision (benefit) for income taxes for the three and six months ended April 30, 2007 and 2006 is calculated using the estimated annual effective tax rate for the year ending October 31, 2007 and 2006.  The effective income tax rate for the first six months of the fiscal year ended October 31, 2007 (“Fiscal 2007”) and Fiscal 2006 was estimated at 40% and 39%, respectively.

5.  Stock Based Compensation

   As of March 20, 2007, five corporate officers were granted stock options totaling 21,500 shares. The options have a term of five years and vest over three years.  The shares were issued at an exercise price of $39.00 per share, which equals the estimated fair market value of the Companies’ underlying common stock on the date of grant.

   During the three months ended April 30, 2007, several key employees’ exercised stock options in varying amounts for a total of 7,400 shares.

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

   Option activity during the period ended April 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2006	50,500	$35.62	$1,798,700	3.7
Granted	21,500	39.00	838,500	4.9
Exercised	(7,400)	(34.00)	(251,600)
Canceled	--	--	--
Outstanding at April 30, 2007	64,600	$36.93	$2,385,600	3.9

Options exercisable at April 30, 2007	20,404	$36.05

Option price range	$34.00-$39.00

  Activity related to non-vested options for the period ended April 30, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value Price
Non vested at October 31, 2006	34,042	$9.97
Granted	21,500	9.83
Vested	(11,346)	(10.37)
Non-vested at April 30, 2007	44,196	$9.80

The total intrinsic value of options exercised during the 6 months ended April 30, 2007 and 2006 is $251,600 and $782,000, respectively.  The Companies expect to recognize compensation expense related to non-vested awards totaling approximately $296,350 over the next three years based on graded average vesting.

The Companies’ policy regarding the exercise of options is that Optionees utilize an independent broker to manage the transaction, whereby, the broker sells the exercised shares on the open market.

6.  Land and Land Development Costs

Land and land held for development consists of the following:

	4/30/2007	10/31/2006
Land unimproved designated for development	$595,278	$585,731
Golf Course development	$10,783,675	$9,967,411
Residential development	$2,124,566	$1,356,740
Infrastructure development	$15,800,290	$16,040,787
	$29,303,809	$27,950,669

The increase in residential development was primarily due to construction costs associated with the Woodsbluff Court duplex units ($599,176) located in the Laurelwoods residential community and with the Boulder Lake Village condominium project ($239,991) located on Big Boulder Lake.

The increase in Golf Course development was primarily for continuing costs for the course ($272,877), costs associated with the temporary clubhouse ($273,708) and construction costs associated with the maintenance building and equipment ($190,758).

7.  Land Held for Investment

	4/30/2007	10/31/2006
Land - Unimproved	$2,210,055	$2,213,657
Land - Commercial rental properties	$5,863,425	$5,863,425
	$8,073,480	$8,077,082

8.  Pension Benefits

Components of Net Periodic Benefit Cost:

	Three Months Ended		Six Months Ended
	4/30/07	4/30/06	4/30/07	4/30/06

Service Cost	$45,750	$82,006	$91,500	$164,012
Interest Cost	73,750	81,320	147,500	162,640
Expected return on plan assets	(86,250)	(79,504)	(172,500)	(159,008)

Net amortization and deferral:
Amortization of transition obligation	717	2,120	1,434	4,240
Amortization of prior service cost	52	153	104	306
Amortization of accumulated gain	15,000	17,206	30,000	34,412
Net amortization and deferral	15,769	19,479	31,538	38,958

Total net periodic pension cost	$49,019	$103,301	$98,038	$206,602

The Companies expect to contribute $455,794 to its pension plan in Fiscal 2007.  As of April 30, 2007, contributions have been made totaling $188,482.  The Companies anticipate contributing an additional $267,312 to fund its pension in fiscal 2007.

9.  Discontinued Operations

As a result of management’s decision to primarily focus its efforts on land development activities, effective December 1, 2005, the Companies entered into a long term lease agreement with JFBB Ski Areas, Inc., an affiliate of Peak Resorts and an unrelated third party (the “Lessee”), whereby the Lessee will operate and maintain the two ski resorts and recognize the revenues and expenses from operations in exchange for the Companies receiving payments under the terms of the lease.  As a result of entering into this lease agreement, the Companies have discontinued operations from the ski operations segment and have reported the activity recognized as discontinued operations.

On June 16, 2006, the Oxbridge Square shopping center was sold as a Section 1031 tax deferred exchange and as a result of the Companies no longer being involved with that business, the operating activity for the three and six months ending April 30, 2007 and 2006 is reported as a discontinued operation.  The operating results of the Oxbridge Square shopping center was previously reported in the Rental Income segment.

Operating results, including interest expense incurred, for the discontinued operation of the ski operations and the Oxbridge Square shopping center for the three and six months ended April 30, 2007 and 2006 are as follows:

	Three months ended		Six months ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Revenues – Oxbridge Square	$0	$278,315	$86,720	$667,833

Expenses - Ski	0	0	0	279,938
Expenses – Oxbridge Square	0	125,496	102	247,577
Interest Expense – Oxbridge Square	0	71,635	0	143,775
Total Expenses	0	197,131	102	671,290

Income (loss) from discontinued operations before income taxes	$0	$81,184	$86,618	($3,457)

10.  Investment in Direct Financing Leases

   The Companies lease the Jack Frost and Big Boulder ski areas under direct financing leases through 2034.  The leases provide for minimum annual rental payments subject to scheduled increases based upon the consumer price index, which increases will not to exceed 4% in any given year.  Minimum future lease payments due under those leases at April 30, 2007 are as follows:

Year ending October 31:
2008	$243,745
2009	249,839
2010	256,085
2011	262,487
2012	269,049
Thereafter	16,062,821
TOTAL	$17,344,026

The Companies net investment in direct financing leases consists of the following as of April 30, 2007:

Minimum future lease payments	$8,913,147
Unguaranteed residual value of lease properties	8,430,879
Gross investment in lease	17,344,026
Unearned income	(8,992,550)
Net investment in direct financing leases	$8,351,476

   Unearned income is amortized into earnings using the interest method.  The scheduled lease payment increase over the terms of the leases have been accounted for on a straight line basis in accordance with generally accepted accounting principles, and the minimum lease payments are evaluated for collectibility on an ongoing basis.

11.  Per Share Data

Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period.  Diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the three and six months ended April 30, 2007 and 2006, respectively, net of assumed repurchases using the treasury stock method.

Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods presented are as follows:

	Three months ended		Six months ended
	4/30/07	4/30/06	4/30/07	4/30/06
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,447,957	2,403,357	2,445,491	2,394,191
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	371	37,451	2,356	36,290
Combined shares used to compute dilutive effect of stock option	2,448,328	2,440,808	2,447,847	2,430,481

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

▪

The Companies’ ability to negotiate leases for the future operations of its facilities;

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

The Companies own 17,004 acres of land, 16,991 of which is located in Northeastern Pennsylvania.  Of the Pennsylvania land holdings, the Companies’ have designated 4,994 acres as held for development and are moving forward with governmental approvals.  Management believes that the Companies’ primary focus should be on the construction of single and multi-family dwellings in proximity to the ski areas.  It is expected that all of the Companies planned developments will result in approximately 3,700 lots or units, some of which will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.  For Fiscal 2007, management intends to continue selective sales and purchases of land, some of which may be treated as section 1031 tax deferred exchanges.  Management is also taking various steps to attract new land sale customers.  For example, the Companies are offering financing opportunities for the purchase of selected tracts of land.  The Companies are constructing Phase I and II of the Laurelwoods Community of single family and multi-family homes and are moving forward with plans to develop additional residential communities near Jack Frost and Big Boulder ski areas.  This is part of a comprehensive plan for the Companies “core land” development in and around the two ski areas.

The Companies also generate revenue by the selective timbering of the Companies land.  The selection of parcels is based upon the Companies current real estate development activities.

The Jack Frost National Golf Course opened the first nine holes for resort play on April 20, 2007, followed by the remaining nine holes on May 19, 2007.  A clubhouse will be opened after we receive approval from the Pennsylvania Department of Environmental.

The Companies are in various stages of approval for the community surrounding a new 18-hole golf course at Jack Frost Mountain.  The community is expected to include approximately 1,100 homes and will be comprised of approximately 40% single family homes and 60% multi-family units, as well as golf club amenities and the necessary infrastructure.

The Companies also expect that certain subdivisions may be sold outright in phases to nationally-recognized land developers in order to facilitate the market for housing and to reduce the inherent risk associated with land development.

The Companies currently operate two real estate sales offices: Jack Frost-Big Boulder Real Estate and Stoney Run Realty.  Jack Frost-Big Boulder Real Estate is located in Lake Harmony, Pennsylvania and markets new and previously owned homes in and around the Companies resort communities primarily to buyers seeking a second home.  The Stoney Run Realty office located in Stroudsburg, Pennsylvania offers custom-built, single family homes in the Pocono region.  These homes primarily attract customers from nearby metropolitan areas in Pennsylvania, New York and New Jersey.  All of these custom-built homes are built by the Companies’ construction division, Moseywood Construction Company.

As a result of the Companies continued focus on real estate activities, at October 31, 2006 management changed the presentation of the Companies’ balance sheet to an unclassified presentation using the alternate format in order to reflect the Companies’ assets and liabilities in order of their importance.

Recent Developments

The Companies’ intend to enter into an agreement with M & T Bank during the third quarter of Fiscal 2007, to increase their existing $10 million line of credit to $25 million.  The line of credit has, and is expected to continue to have, sub-limits for infrastructure improvements and construction of condominiums, duplexes and townhouses in the new communities at Jack Frost Mountain and Big Boulder Ski Area.  The line of credit is cross-collateralized by the Companies’ real estate assets.

The Companies are in the process of expanding the Jack Frost Wastewater Treatment facility.  The initial planned expansion, which included the replacement of an existing lagoon with in-ground storage tanks, was to upgrade the plant’s capacity from the present 100,000 gallons per day to 200,000 gallons per day. The estimated cost for this improvement was $1.2 million.  Management has now committed to upgrade the plant to its full permitted capacity of 400,000 gallons per day.  The estimated cost for the additional increase in capacity is $1 million bringing the total project estimate to $2.2 million.  Upon completion of the expansion, the Jack Frost Wastewater Treatment facility will be capable of servicing an additional 1200 to 1500 homes in the planned residential communities at Jack Frost Mountain.

The Companies sold certain real property known as the former Burger King property, comprised of 7.5 acres located along Route 940 at the intersection of the Pennsylvania Turnpike Route 476 in Kidder Township, Pennsylvania on December 29, 2006.  The sale price of the property and improvements thereon, was $820,000.  Although the Company initially intended that proceeds from the sale were to be used for section 1031 investment purposes, Management has decided not to purchase replacement property and will use the proceeds from the sale to fund their ongoing real estate development activity.

Infrastructure improvements for Boulder Lake Village condominium development are expected to be completed in the fall of 2007.  Bids for construction of the Boulder Lake Village condominiums are expected to be awarded for Building J, which consists of 18 units, in the near future.

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

The Companies recognize income on the disposition of real estate in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" (SFAS No. 66) using the full accrual method.  The full accrual method is appropriate at closing when the sales contract has been signed, the buyer has arranged permanent financing and the risks and rewards associated with ownership have been transferred to the buyer.  In the few instances that the Companies finance the sale, more than 20% down payment is required.  The remaining financed purchase price is not subject to subordination.  Down payments of less than 20% are accounted for as deposits as required by SFAS No. 66.

The costs of developing land for resale as resort homes and the costs of constructing certain related amenities are allocated to the specific parcels to which the costs relate. Such costs, as well as the costs of construction of the resort homes, are charged to operations as sales occur. Land held for resale and resort homes under construction are stated at lower of cost or market.

The Companies recognize revenue on custom home construction in accordance with SFAS No. 66.  Under the provisions of SFAS No. 66, revenues and costs are recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated.  Total estimated revenues and construction costs are reviewed periodically, and any change is applied prospectively.

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

The Companies capitalize as land and land development costs, the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use.  The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method.  Revenue is recognized upon signing the closing documents.  At closing a binding contract is in effect, the buyer has arranged for permanent financing and the Companies are assured of payment in full.  Also at this time, the risks and rewards associated with ownership have been transferred to the buyer.  Selling expenses are charged against income in the period incurred.

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

Results of Operations for the Three and Six Months Ended April 30, 2007 and 2006

Operations for the three and six months ended April 30, 2007 resulted in, respectively, net loss of ($126,839) and net income of $467,186 or ($0.05) and $0.19 per combined share compared to net loss of ($388,802) and ($987,565) or ($0.16) and ($0.41) per combined share for the three and six months ended April 30, 2006.

Revenues

Combined revenue of $3,128,907 and $9,056,129 for the three and six months ended April 30, 2007 represents an increase of $933,924 and $5,364,642 compared to the three and six months ended April 30, 2006.  Real Estate Management Operations / Rental Operations revenue increased $501,444 and $2,444,388 for the three and six months ended April 30, 2007 compared to the three and six months ended April 30, 2006. Land resource management revenue increased $271,766 and $2,759,940 for the three and six months ended April 30, 2007 compared to the three and six months ended April 30, 2006.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations had revenue of $5,601,949 for the six months ended April 30, 2007 compared to $3,157,561 for the six months ended April 30, 2006, which resulted in an increase of $2,444,388 that was primarily attributed to an increase in Moseywood Construction Company’s new home construction sales.  Revenue for the new home construction for the six months ended April 30, 2007 was $3,667,704 compared to $1,294,459 for the six months ended April 30, 2006 for an increase of $2,373,245.  In addition, the Companies’ acquired three commercial investment properties in the fourth quarter of 2006 as the result of a section 1031 tax deferred exchange.  Revenue earned on these properties was offset by a decrease in revenue as a result of the rental management program being leased to a third party operator as of November 2006.

Summer Operations

Summer operations had revenue of $160,714 for the six months ended April 30, 2007 as compared to $400 for the six months ended April 30, 2006.  This increase was the result of membership revenue recognized from the Jack Frost National Golf Course which commenced operation in April 2007.

Land Resource Management

For the six months ended April 30, 2007, Land Resource Management had revenue of $3,293,466 compared to $533,526 for the six months ended April 30, 2006, which resulted in an increase of $2,759,940.  This increase is primarily attributable to the sale of five homes at the Laurelwoods II development which resulted in revenue of $1,992,902 for the six months ended April 30, 2007, as compared to $374,500 for the six months ended April 30, 2006.  For the six months ended April 30, 2007, land sale revenue was $1,163,566 as compared to $2,326 for the six months ended April 30, 2006 for an increase of $1,161,240.  Land sales occur sporadically and do not follow any set schedule.  Timbering revenues for the six months ended April 30, 2007 was $136,998 as compared to $156,700 for the six months ended April 30, 2006.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the six months ended April 30, 2007 were $4,795,270 compared to $3,308,793 for the six months ended April 30, 2006, which represents an increase of $1,486,477, or 45%. The increase was mainly attributable to the expenses associated with new home construction costs.  For the six months ended April 30, 2007, construction costs, as well as operating costs on newly acquired commercial properties, were $2,935,788 compared to $1,010,873 for the six months ended April 30, 2006 for an increase of $1,924,915. These increases were offset by a decrease in operating costs associated with the rental management program which was leased to a third party operator in November 2006.

Summer Operations

Operating costs associated with summer operations were $176,745 for the six months ended April 30, 2007 as compared to $81,167 for the six months ended April 30, 2006 for an increase of $95,578.  This was due to operating expenses related to the opening of the Jack Frost National Golf Course in April 2007.

Land Resource Management

Operating costs associated with Land Resource Management for the six months ended April 30, 2007 were $2,257,473 compared with $701,409 for the six months ended April 30, 2006, which represents an increase of $1,556,064.  This was attributable to construction costs related to the single family residential units at Laurelwoods.  For the six months ended April 30, 2007, five single family residential units were sold as compared to one single family residential unit sold for the period ended April 30, 2006.

General and Administration

General and Administration costs for the six months ended April 30, 2007 were $812,065 compared to $924,089 for the six months ended April 30, 2006, which represents a decrease of $112,024, or 12%.  This decrease was primarily due to closing costs paid in Fiscal 2006 that related to additional financing to facilitate our ongoing construction and development needs.

Other Income (Expense)

Interest and Other income was $183,359 for the six months ended April 30, 2007 compared to interest and other income of ($7,821) for the six months ended April 30, 2006 which represents an increase of $191,190.  This increase is attributable to recognition of interest income on the direct financing leases.

Interest expense for the first six months of Fiscal 2007 was $506,367 compared to $289,442 for the six months ended April 30, 2006, which represents an increase of $216,925, or 75%.  This increase is primarily attributable to the acquisition of mortgages on two Walgreen retail stores which were acquired in the fourth quarter of Fiscal 2006.  The interest expense on the Walgreen retail properties for the six months ended April 30, 2007 was $208,905 as compared to $0 for the six months ended April 30, 2006.

Discontinued Operations

Discontinued operations for the six months ended April 30, 2007 for the Oxbridge Square Shopping Center, which was sold in June of 2006, was $86,618, which amount represents residual rental revenue of $86,720 less operating expenses of $102.

Due to management’s decision to enter into lease agreements in which the Companies have leased the Jack Frost and Big Boulder Ski Areas to a third party operator, the results of operations of the Ski Operations segment for the three and six months ended April 30, 2006 was reported as discontinued operations.  Future cash flows and operating results of the Ski Operations segment will no longer be reported.  Operations resulting from the leases for the three and six months ended April 30, 2007 and 2006 are reported in the Real Estate Management / Rental Operations segment.  The net loss from discontinued ski operations for the six months ended April 30, 2006 of $279,938 was mainly depreciation and stock option compensation cost.

Tax Rate

The effective tax rate was 40% for the three and six months ended April 30, 2007 and was 39% for the three and six months ended April 30, 2006.

Liquidity and Capital Resources

The Combined Condensed Statement of Cash Flows reflects net cash used in operating activities of $1,366,352 for the six months ended April 30, 2007 compared to $4,820,739 for the six months ended April 30, 2006. The change in net cash used in operating activities for the six months ended April 30, 2007 was primarily the result of a $1.4 million fluctuation from a loss to income and $2.2 million less in additional land and land development costs.

For the six months ended April 30, 2007, our major capital expenditures were for construction costs associated with the single residential units on Laurelwoods Longview Drive and the 2 duplex residential units on Laurelwoods Woodsbluff Court, in the residential communities at Big Boulder Ski Area.  The construction of the Jack Frost National Golf Course and the subdivision and permitting cost relating to the Boulder Lake Village 144 unit condominium community.

On December 11, 2006 we entered into a mortgage and security agreement and a $3,000,000 promissory note with State Farm, F.S.B. (“State Farm”). The note is secured by the mortgage, which encumbers certain real property purchased on August 18, 2006, known as the Walgreens Store located in Dover Township, Ocean County, New Jersey.  Interest only is due until the maturity date of January 1, 2009.  The interest rate is calculated as LIBOR rate plus nine tenths of a percent (.90%) which rate equaled 6.22% at April 30, 2007.

On December 15, 2006 we entered into a mortgage and security agreement and a $4,000,000 promissory note with State Farm, F.S.B. (State Farm”). The note is secured by the mortgage, which encumbers certain real property purchased on October 31, 2006, known as the Walgreens Store located in White Bear Lake, Washington County, Minnesota.  The agreement states interest only is due until the maturity date of January 1, 2009.  The interest rate is calculated as LIBOR rate plus nine tenths of a percent (.90%) which rate equaled 6.22% at April 30, 2007.

We have a line of credit with Manufacturers and Traders Trust Company in the aggregate amount of $10 million to fund real estate development.  Interest is due and payable on a monthly basis at a rate equal to the prime rate (as announced by the Wall Street Journal as of the first day of the calendar month), minus 0.25%, which rate equaled 8.00% at April 30, 2007.  The remaining principal and any accrued but unpaid interest is due and payable on April 19, 2008.  We utilize $3.5 million of this line of credit to fund construction of residential development projects.  At April 30, 2007, $1,078,805 was outstanding on this line and $851,000 has been paid down via the sale of 5 single family homes in the first six months of Fiscal 2007.  The remaining $6.5 million of this line of credit is used to fund infrastructure improvements for residential developments.  At April 30, 2007, $4,966,733 was outstanding on this line.  The total principal amount outstanding under the line of credit will not at any time exceed the lesser of (a) $10 million, or (b) 80% of the cost or appraised value of the units.

We have two other lines of credit with Manufacturers and Traders Trust Company totaling $4.1 million; a $3.1 million line for general operations and a $1 million line for real estate transactions.  During the six months ended April 30, 2007, we borrowed against the $3.1 million line of credit in varying amounts with a maximum amount of $2,857,039.  At April 30, 2007, $1,560,223 is outstanding on the $3.1 million line and no amount is outstanding on the $1 million line.  The rates of interest are one percentage point less than the prime rate on the $3.1 million line (7.25% at April 30, 2007) and one half of one percentage point (0.50%) less than the prime rate on the $1.0 million line (7.75% at April 30, 2007).

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Lines of Credit	$1,560,223	$1,560,223	$0	$0	$0
Long-Term Debt	21,791,275	6,306,057	7,893,350	702,294	6,889,574
Purchase Obligations	1,336,942	1,336,942	0	0	0
Pension Contribution Obligations	267,312	267,312
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$24,955,752	$3,424,996	$13,938,888	$702,294	$6,889,574

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At April 30, 2007, we had $15,021,939 of variable rate indebtedness, representing 64% of our total debt outstanding, at an average rate of 7.24% (calculated as of April 30, 2007).  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.  We do not believe that the interest rate risk associated with our variable rate debt could have a material impact on the combined condensed financial statements.

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

Item 1A.  RISK FACTORS

No update.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 10, 2007.  The following proposal was adopted by the margins indicated:

(1) Election of Directors.  The results of the vote tabulated at the meeting for the following five director nominees were as follows:

	Blue Ridge Real Estate Company		Big Boulder Corporation
	Number of Shares		Number of Shares
	Votes For	Votes Withheld	Votes For	Votes Withheld

Bruce F. Beaty	2,019,628	43,962	2,019,628	43,962
Milton Cooper	2,062,867	723	2,062,867	723
Michael J. Flynn	2,019,628	43,962	2,019,628	43,962
Patrick M. Flynn	2,019,628	43,962	2,019,628	43,962
Wolfgang Traber	2,019,628	43,962	2,019,628	43,962

Item 5.  OTHER MATTERS

A shareholder meeting held on April 10, 2007 resulted in the re-election of all existing directors.

Item 6.   EXHIBITS

Exhibit Number	Description
10.1*	Form of Stock Option Agreement dated March 20, 2007
10.2*	Schedule of Optionees and Material Terms of Stock Option Agreements dated March 20, 2007.
31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   June 14, 2007

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   June 14, 2007

/s/ Cynthia A. VanHorn

Cynthia A. VanHorn

Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Form of Stock Option Agreement dated March 20, 2007
10.2*	Schedule of Optionees and Material Terms of Stock Option Agreements dated March 20, 2007.
31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification

* Filed herewith