Form 10-Q
period 2007-07-31
BLUE RIDGE REAL ESTATE CO
filed 2007-09-14
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

☐YES          ☒NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on September 13, 2007 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Combined Condensed Balance Sheets - July 31, 2007 and October 31, 2006

1

Combined Condensed Statements of Operations - Three and Nine months ended

July 31, 2007 and 2006

2

Combined Condensed Statement of Changes in Shareholders’ Equity –

Nine months ended July 31, 2007

3

Combined Condensed Statements of Cash Flows - Nine Months Ended

July 31, 2007 and 2006

4

Notes to Financial Statements

5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations

12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

18

Item 4.  Controls and Procedures

19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

20

Item 1A.  Risk Factors

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 5.  Other Information

20

Item 6.  Exhibits

21

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS
	(UNAUDITED)
ASSETS	07/31/07	10/31/06

Land and land development costs (4,983 and 5,004, respectively, acres per land ledger)	$19,901,935	$27,950,669
Land improvements, buildings & equipment, net	27,259,253	25,117,658
Land held for investment, (11,496 and 11,503, respectively, acres per land ledger)	8,008,393	8,011,995
Land held for recreation (514 acres per land ledger)	8,694,499	65,087
Net investment in direct financing leases	8,346,427	8,361,575
Cash and cash equivalents	45,824	153,742
Prepaid expenses and other assets	1,135,279	1,297,135
Accounts receivable and mortgages receivable	642,313	856,593
	$74,033,923	$71,814,454

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Debt	$25,105,714	$22,030,700
Accounts payable	691,670	1,811,335
Accrued liabilities	428,268	918,412
Deferred income	973,341	888,851
Amounts due to related parties	35,000	66,460
Deferred income taxes	7,838,646	7,694,800
Accrued pension expense and minimum pension liability	446,376	558,499
Total liabilities	35,519,015	33,969,057

Commitments and contingencies

COMBINED SHAREHOLDERS' EQUITY:
Capital stock, without par value, stated value $.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442 and 2,725,042 shares, respectively	819,731	817,511
Capital in excess of stated value	19,370,141	18,920,297
Earnings retained in the business	20,513,908	20,296,461
Accumulated other comprehensive loss	(103,465)	(103,465)
	40,600,315	39,930,804
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders' equity	38,514,908	37,845,397
	$74,033,923	$71,814,454

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

JULY 31, 2007 AND 2006 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	7/31/07	7/31/06	7/31/07	7/31/06
Revenues:
Real estate management	$1,504,947	$2,502,767	$5,754,388	$4,936,051
Summer recreation operations	167,245	139,112	327,959	139,512
Land resource management	460,952	1,660,476	3,754,418	2,194,002
Rental income	610,710	368,175	1,963,218	1,092,452
	2,743,854	4,670,530	11,799,983	8,362,017
Costs and expenses:
Real estate management	1,459,251	2,261,819	5,586,691	4,878,185
Summer recreation operations	402,178	64,950	578,923	146,117
Land resource management	487,751	1,018,586	2,745,224	1,719,995
Rental income	316,347	346,838	984,177	1,039,265
General and administration	317,523	304,253	1,129,588	1,228,342
	2,983,050	3,996,446	11,024,603	9,011,904
(Loss) income from continuing operations	(239,196)	674,084	775,380	(649,887)

Other income (expense) from continuing operations:
Interest and other income	80,812	3,919	264,171	(3,902)
Interest expense	(258,355)	(152,286)	(764,722)	(441,728)
	(177,543)	(148,367)	(500,551)	(445,630)

(Loss) income from continuing operations before income taxes	(416,739)	525,717	274,829	(1,095,517)

(Benefit) provision for income taxes	(167,000)	147,030	110,000	(488,796)

Net (loss) income before discontinued operations	(249,739)	378,687	164,829	(606,721)

Discontinued operations (including $5,236,478 gain on disposal in 2006)	0	5,358,862	86,618	5,355,405

Provision for income taxes on discontinued operations	0	2,143,300	34,000	2,142,000

Net income from discontinued operations	0	3,215,562	52,618	3,213,405

Net (loss) income	($249,739)	$3,594,249	$217,447	$2,606,684

Basic (loss) earnings per weighted average combined share:
Net (loss) income before discontinued operations	($0.10)	$0.16	$0.07	($0.24)
Net income from discontinued operations	$0.00	$1.33	$0.02	$1.32
Net (loss) income	($0.10)	$1.49	$0.09	$1.08

Diluted (loss) earnings per weighted average combined share:
Net (loss) income before discontinued operations	($0.10)	$0.15	$0.07	($0.25)
Net income from discontinued operations	$0.00	$1.32	$0.02	$1.31
Net (loss) income	($0.10)	$1.47	$0.09	$1.06

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE  MONTHS ENDED JULY 31, 2007

(UNAUDITED)

					Accumulated
			Capital in	Earnings	Other	Capital
	Capital Stock (a)		Excess of	Retained in	Comprehensive	Stock in
	Shares	Amount	Stated Par	the Business	Loss (c)	Treasury (b)	Total

Balances, October 31, 2006	2,725,042	$817,511	$18,920,297	$20,296,461	($103,465)	($2,085,407)	$37,845,397

Comprehensive income,
Net income				217,447			217,447

Compensation recognized under employee stock plans			200,464				200,464

Exercise of stock options	7,400	2,220	249,380				251,600

Balances, July 31, 2007	2,732,442	$819,731	$19,370,141	$20,513,908	($103,465)	($2,085,407)	$38,514,908

(a) Capital stock, at stated value of $.30 per combined share

(b) 282,018 shares held in treasury, at cost

(c) Additional minimum pension liability, net of tax effect

See accompanying notes to unaudited financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
Cash Flows Used In Operating Activities:
Net income	$217,447	$2,606,684
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	789,929	732,091
Deferred income taxes	143,846	1,407,980
Gain on sale of assets	(2,573)	(5,210,622)
Compensation cost under employee stock plans	200,464	316,480
Changes in operating assets and liabilities:
Land and land development costs	(2,233,303)	(7,248,292)
Prepaid expenses and other assets	161,857	231,888
Accounts receivable and mortgages receivable	214,278	(81,086)
Accounts payable and accrued liabilities	(1,753,393)	(776,986)
Deferred income	84,491	356,140
Net cash used in operating activities	(2,176,957)	(7,665,723)
Cash Flows Used In Investing Activities:
Proceeds from disposition of assets	2,650	10,789,771
Cash held in escrow, proceeds from sale of assets	0	(10,937,356)
Additions to properties	(1,149,380)	(585,533)
Payments received under direct financing lease arrangements, net	15,148	240,195
Net cash used in investing activities	(1,131,582)	(492,923)
Cash Flows Provided By Financing Activities:
Proceeds from debt	17,457,625	12,586,686
Payment of debt	(14,382,611)	(6,808,900)
Deferred financing costs	(125,993)
Proceeds from exercise of stock options	251,600	944,000
Net cash provided by financing activities	3,200,621	6,721,786
Net decrease in cash and cash equivalents	(107,918)	(1,436,860)
Cash and cash equivalents, beginning	153,742	1,833,704
Cash and cash equivalents, end	$45,824	$396,844

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,214,577	$755,272
Income taxes	$69,147	$323,445

Supplemental disclosure of non cash investing and financing activities:

Assets held to be used converted to direct financing lease arrangements	$0	$9,105,770

Proceeds received through buyers' assumption of mortgage	$0	$3,844,381

Reclassification of golf course assets from land development costs to land held for recreation and land improvements, buildings and equipment	$10,282,038	$0

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

     The combined condensed financial statements as of and for the three and nine month periods ended July 31, 2007 and 2006 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined condensed financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2006 Annual Report on Form 10-K. In the opinion of management, the accompanying combined condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

3.  Segment Reporting

     The Companies currently operate in three business segments, which consist of Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management.

4.  Income Taxes

   The provision (benefit) for income taxes for the three and nine months ended July 31, 2007 and 2006 is calculated using the estimated annual effective tax rate for the year ending October 31, 2007 and 2006.  The effective income tax rate for the first nine months of the fiscal year ended October 31, 2007 (“Fiscal 2007”) and Fiscal 2006 was estimated at 40% and 39%, respectively.

5.  Stock Based Compensation

   As of March 20, 2007, five corporate officers were granted stock options totaling 21,500 shares.  The options have a term of five years and vest over three years.  The shares were issued at an exercise price of $39.00 per share, which equals the estimated fair market value of the companies’ underlying common stock on the date of grant.

   During the three months ended July 31, 2007, no stock options were issued or exercised.

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

   Option activity during the period ended July 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2006	50,500	$35.62	$1,798,700	3.7
Granted	21,500	39.00	838,500	4.7
Exercised	(7,400)	(34.00)	(251,600)
Canceled	--	--	--
Outstanding at July 31, 2007	64,600	$36.93	$2,385,600	3.6

Options exercisable at July 31, 2007	27,571	$35.91

Option price range	$34.00-$39.00

  Activity related to non-vested options for the period ended July 31, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value Price
Non vested at October 31, 2006	34,042	$9.97
Granted	21,500	9.83
Vested	(18,513)	(10.73)
Non-vested at July 31, 2007	37,029	$9.51

The total intrinsic value of options exercised during the nine months ended July 31, 2007 and 2006 is $251,600 and $944,000, respectively.  The Companies expect to recognize compensation expense related to non-vested awards totaling approximately $232,875 over the next three years based on graded average vesting.

The Companies’ policy regarding the exercise of options is that optionees utilize an independent broker to manage the transaction, whereby, the broker sells the exercised shares on the open market.

6.  Land and Land Development Costs

Land and improvements in progress held for development consists of the following:

	7/31/2007	10/31/2006
Land unimproved designated for development	$592,022	$585,731
Golf course development	399,563	9,967,411
Residential development	5,246,176	5,221,410
Infrastructure development	13,664,174	12,176,117
	$19,901,935	$27,950,669

The increase in residential development was primarily due to construction costs associated with the Woodsbluff Court duplex units ($787,379) located in the Laurelwoods residential community and with the Boulder Lake Village condominium project ($534,558) located on Big Boulder Lake. Residential development costs (including costs for infrastructure improvements) were offset by the sale of six homes in the Laurelwoods II residential community ($1,297,172).

The infrastructure development increase resulted from costs associated with upgrades to the Jack Frost sewage treatment plant and temporary lagoon ($850,716) and to roads and sewer lines for the planned golf course community ($637,341).

The decrease in Golf Course development was the result of the reclassification of costs to land held for recreation ($8,629,412) and land improvements and equipment ($1,652,626) once the golf course was opened to the public in May 2007.  The balance remaining in golf course development represents construction in progress on the permanent clubhouse and the driving range.

7.  Land

	7/31/2007	10/31/2006
Land held for investment
Land – Unimproved	$2,144,968	$2,148,570
Land – Commercial rental properties	5,863,425	5,863,425
	$8,008,393	$8,011,995

Land held for recreation
Land – Golf course	$8,656,793	$27,381
Land – Ski areas	37,706	37,706
	$8,694,499	$65,087

During the quarter ended July 31, 2007 when the golf course opened for operation, we reclassified both golf course and ski areas land from “Land held for investment” to “Land held for recreation” to better reflect the Companies’ business operations.

8.  Pension Benefits

Components of Net Periodic Benefit Cost:

	Three Months Ended		Six Months Ended
	7/31/07	7/31/06	7/31/07	7/31/06
Service Cost	$42,582	$82,006	$134,082	$246,018
Interest Cost	78,829	81,320	226,329	243,960
Expected return on plan assets	(84,265)	(79,504)	(256,765)	(238,512)

Net amortization and deferral:
Amortization of transition obligation	717	2,120	2,151	6,360
Amortization of prior service cost	85	153	189	459
Amortization of accumulated (loss) gain	(112)	17,206	29,888	51,618
Net amortization and deferral	690	19,479	32,228	58,437

Total net periodic pension cost	$37,836	$103,301	$135,874	$309,903

The Companies expect to contribute $444,494 to its pension plan in Fiscal 2007.  As of July 31, 2007, contributions have been made totaling $285,832.  The Companies anticipate contributing an additional $158,662 to fund its pension in fiscal 2007.

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

On June 16, 2006, the Oxbridge Square shopping center was sold as a Section 1031 tax deferred exchange and as a result of the Companies no longer being involved with that business, the operating activity for the three and nine months ending July 31, 2007 and 2006 is reported as a discontinued operation.  The operating results of the Oxbridge Square shopping center was previously reported in the rental income segment.

Operating results, including interest expense incurred, for the discontinued operation of the ski operations and the Oxbridge Square shopping center for the three and nine months ended July 31, 2007 and 2006 are as follows:

	Three months ended		Nine months ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
Revenues – Oxbridge Square	$0	$199,279	$86,720	$867,112

Expenses – Ski	0	0	0	279,938
Expenses – Oxbridge Square	0	41,277	102	288,854
Interest Expense – Oxbridge Square	0	35,618	0	179,393
Total Expenses	0	76,895	102	748,185
Gain on disposition	0	5,236,478	0	5,236,478
Income from discontinued operations before income taxes	$0	$5,358,862	$86,618	$5,355,405

10.  Investment in Direct Financing Leases

   The Companies lease the Jack Frost and Big Boulder ski areas under direct financing leases through 2034.  The leases provide for minimum annual rental payments subject to scheduled increases based upon the consumer price index, which increases will not to exceed 4% in any given year.  Minimum future lease payments due under those leases at July 31, 2007 are as follows:

Year ending October 31:
2008	$243,745
2009	249,839
2010	256,085
2011	262,487
2012	269,049
Thereafter	15,980,255
TOTAL	$17,261,460

The Companies net investment in direct financing leases consists of the following as of July 31, 2007:

Minimum future lease payments	$8,830,581
Unguaranteed residual value of lease properties	8,430,879
Gross investment in lease	17,261,460
Unearned income	(8,915,033)
Net investment in direct financing leases	$8,346,427

   Unearned income is amortized into earnings using the interest method.  The scheduled lease payment increase over the terms of the leases have been accounted for on a straight line basis in accordance with generally accepted accounting principles, and the minimum lease payments are evaluated for collectibility on an ongoing basis.

11.  Per Share Data

Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period.  Diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the three and nine months ended July 31, 2006, net of assumed repurchases using the treasury stock method. Certain unexercised stock options to purchase shares of the Companies’ common stock were excluded from the dilutive calculation for the three and nine months ended July 31, 2007 due to the exercise price of the options being greater than the market price of the Companies’ common stock.

Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods presented are as follows:

	Three months ended		Nine months ended
	7/31/07	7/31/06	7/31/07	7/31/06
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,424,024	2,447,135	2,404,135
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	0	20,912	0	31,164
Combined shares used to compute dilutive effect of stock option	2,450,424	2,444,936	2,447,135	2,435,299

Basic (loss) earnings per weighted average combined share from continuing operations is computed as follows:

	Three months ended		Nine months ended
	7/31/07	7/31/06	7/31/07	7/31/06
Net (loss) income before discontinued operations	($249,739)	$378,687	$164,829	($606,721)
Weighted average combined shares of common stock outstanding	2,450,424	2,424,024	2,447,135	2,404,135
Basic (loss) earnings per weighted average combined share	($0.10)	$0.16	$0.07	($0.24)

Diluted (loss) earnings per weighted average combined share from continuing operations is computed as follows:

	Three months ended		Nine months ended
	7/31/07	7/31/06	7/31/07	7/31/06
Net (loss) income before discontinued operations	($249,739)	$378,687	$164,829	($606,721)
Combined shares used to compute dilutive effect of stock option	2,450,424	2,444,936	2,447,135	2,435,299
Basic (loss) earnings per weighted average combined share	($0.10)	$0.15	$0.07	($0.25)

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements including statements regarding:

▪

Compensation expense related to non-vested awards;

▪

Contributions to the Companies’ pension plan;

▪

The Companies land development and infrastructure plans at Jack Frost Mountain and Boulder Lake Village;

▪

The expected closing of the Companies’ sale of commercial property in Blakeslee, Pennsylvania; and

▪

The Companies’ anticipated cash needs.

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

▪

The Companies’ ability to provide competitive pricing to sell homes;

▪

The Companies’ ability to attract and retain qualified personnel in the Companies’ business;

▪

The Companies’ ability to continue to generate sufficient working capital to meet the Companies’ operating requirements;

▪

The Companies’ ability to achieve gross profit margins at which the Companies can be profitable, including margins on services the Companies perform on a fixed price basis;

▪

Changes in market demand, weather and/or economic conditions within the Companies’ local region and nationally;

▪

Fluctuations in the price of building materials;

▪

The Companies’ ability to negotiate leases for the future operations of its facilities;

▪

The Companies’ ability to maintain a good working relationship with the Companies’ vendors and customers;

▪

The Companies’ relations with the Companies’ controlling shareholder, including its continuing willingness to provide financing and other resources; and

▪

Actions by the Companies’ competitors.

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

Since the completion of the Companies’ last large-scale real estate development project in the 1980s, which established our four resort communities, management was primarily focused on the promotion and maintenance of the two ski areas, our summer operations and the resort communities.  Beginning in the fiscal year ended October 31, 2001, the Companies began to refocus their attention on the further development of their real estate holdings.  Management is continuing to evaluate the feasibility of the Companies’ current real estate projects based on market demand and economic conditions.

The Companies own 16,993 acres of land, 16,980 of which is located in Northeastern Pennsylvania.  Of the Pennsylvania land holdings, the Companies’ have designated 4,983 acres as held for development and are moving forward with governmental approvals.  Management believes that the Companies’ primary focus should be on the construction of single and multi-family dwellings in proximity to the ski areas.  It is expected that all of the Companies planned developments will result in approximately 3,700 lots or units, some of which will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.  For Fiscal 2007, management intends to continue selective sales and purchases of land, some of which may be treated as section 1031 tax deferred exchanges.  Management is also taking various steps to attract new land sale customers.  For example, the Companies are offering financing opportunities for the purchase of selected tracts of land.  The Companies are constructing Phase I and II of the Laurelwoods Community of single family and multi-family homes and are moving forward with plans to develop additional residential communities near Jack Frost and Big Boulder ski areas.  This is part of a comprehensive plan for the Companies “core land” development in and around the two ski areas.

The Companies also generate revenue by the selective timbering of the Companies land.  The selection of parcels is based upon the Companies current real estate development activities.

The Jack Frost National Golf Course opened the first nine holes for resort play on April 20, 2007, followed by the remaining nine holes on May 18, 2007.  Construction of the temporary clubhouse has been completed and opened to guests on August 11, 2007.

The Companies are in various stages of approval for the community surrounding the golf course.  The community is expected to include approximately 1,100 homes and will be comprised of approximately 40% single family homes and 60% multi-family units, as well as golf club amenities and the necessary infrastructure.

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

Due to a recent trend in rising home mortgage interest rates, the Companies continue to monitor the progress of residential home sales and are moving ahead cautiously with their real estate operations.

As a result of the Companies continued focus on real estate activities, at October 31, 2006 management changed the presentation of the Companies’ balance sheet to an unclassified presentation using the alternate format in order to reflect the Companies’ assets and liabilities in order of their importance.

Recent Developments

On June 15, 2007, the Companies entered into an agreement with M & T Bank to increase their existing $10 million construction line of credit to $25 million.  The line of credit has three sub-limits of $12.9 million for site development, $6 million for construction and $6.1 million for water and sewer improvements. The line of credit is cross-collateralized by the Companies’ real estate assets.

On June 15, 2007, the Companies also entered into an agreement with M & T Bank to increase their existing $1 million real estate line of credit to $5 million.  This line of credit is used to fund IRS section 1031 tax deferred exchanges.

On June 15, 2007, the Companies entered into an agreement to sell commercial property located at the northwest corner of Route 940 and Route 115 in Blakeslee, Monroe County, Pennsylvania for $750,000.  This transaction is expected to close in September 2007.

The Companies are in the process of expanding the Jack Frost wastewater treatment facility.  The initial planned expansion, which included the replacement of an existing lagoon with in-ground storage tanks, was to upgrade the plant’s capacity from the present 100,000 gallons per day to 400,000 gallons per day. The estimated cost for this improvement is $2.2 million.  Upon completion of the expansion, the Jack Frost wastewater treatment facility will be capable of servicing an additional 1200 to 1500 homes in the planned residential communities at Jack Frost Mountain.  This project is expected to be completed in the fall of 2007.

Infrastructure improvements for Boulder Lake Village condominium development are expected to be completed in the fall of 2007.  On July 6, 2007, construction began on the Boulder Lake Village Condominium building J. This condominium building consists of 18 units.  The anticipated completion date is July 2008.

Bids to install a water system and related infrastructure improvements to service Boulder Lake Village, and future development sites surrounding Big Boulder Lake, have been received and are being reviewed by management.  This project will encompass the installation of a water tower together with improvements for sewer lines, roads and storm water management.  To date, no contract has been awarded.

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

Impairment losses are recognized in operating income, as they are determined. The Companies review long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, the Companies calculate the expected future net cash flows to be generated by the asset. If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the difference between the carrying value and the fair value of the asset.

Deferred income consists of dues, rents and deposits on land or home sales. Rents that are not yet earned are related to our commercial properties that have been paid in advance, and dues are related to memberships in our hunting and fishing clubs and golf course memberships paid in advance. We recognize revenue related to the hunting and fishing clubs and golf course memberships over the one-year period that the dues cover.  We recognize revenue related to the fishing club over a 5 month period, May through September.  Deposits are required on land and home sales.

The Companies have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Results of Operations for the Three  and Nine Months Ended July 31, 2007 and 2006

Operations for the three and nine months ended July 31, 2007 resulted in  net loss of ($249,739) and net income of $217,447 or ($0.10) and $0.09 per combined share compared to net income of $3,594,249 and $2,606,684 or $1.49 and $1.08 per combined share for the three and nine months ended July 31, 2006.

Revenues

Combined revenue of $2,743,854 and $11,799,983 for the three and nine months ended July 31, 2007 represents a decrease of $1,926,676 and an increase of $3,437,966 compared to the three and nine months ended July 31, 2006.  Real Estate Management Operations / Rental Operations revenue decreased ($755,285) and increased $1,689,103 for the three and nine months ended July 31, 2007 compared to the three and nine months ended July 31, 2006. Summer operations revenue increased $28,133 and $188,447 for the three and nine months ended July 31, 2007 as compared to the three and nine months ended July 31, 2006. Land resource management revenue decreased ($1,199,524) and increased $1,560,416 for the three and nine months ended July 31, 2007 compared to the three and nine months ended July 31, 2006.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations had revenue of $7,717,606 for the nine months ended July 31, 2007 compared to $6,028,503 for the nine months ended July 31, 2006, which resulted in an increase of $1,689,103 that was primarily attributed to an increase in Moseywood Construction Company’s new home construction sales.  Revenue for the new home construction for the nine months ended July 31, 2007 was $4,813,184 compared to $3,033,826 for the nine months ended July 31, 2006 for an increase of $1,779,358.  In addition, the Companies’ acquired three commercial investment properties in the fourth quarter of 2006 as the result of a section 1031 tax deferred exchange.  Revenue earned on these properties was offset by a decrease in revenue as a result of the rental management program being leased to a third party operator as of November 2006.

Summer Recreation Operations

Summer recreation operations had revenue of $327,959 for the nine months ended July 31, 2007 as compared to $139,512 for the nine months ended July 31, 2006 for an increase of $188,447.  This increase was the result of membership revenue from the Jack Frost National Golf Course of $201,456 and from operating revenue of $126,553 for the nine months ended July 31, 2007 as compared to no revenue for the nine months ended July 31, 2006. Summer operations revenue for the nine months ended July 31, 2006 was membership revenue from the Lake Mountain Club operated at our residential communities which in 2007 has been leased to a third party operator.

Land Resource Management

For the nine months ended July 31, 2007, Land Resource Management had revenue of $3,754,418 compared to $2,194,002 for the nine months ended July 31, 2006, which resulted in an increase of $1,560,416.  This increase is primarily attributable to the sale of six homes at the Laurelwoods II development which resulted in revenue of $2,321,407 for the nine months ended July 31, 2007, as compared to $1,142,170 for the nine months ended July 31, 2006.  For the nine months ended July 31, 2007, land sale revenue was $1,263,819 as compared to $887,461 for the nine months ended July 31, 2006 for an increase of $376,358. Land sales occur sporadically and do not follow any set schedule.  Timbering revenues for the nine months ended July 31, 2007 was $168,922 as compared to $164,371 for the nine months ended July 31, 2006.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the nine months ended July 31, 2007 were $6,570,868 compared to $5,917,450 for the nine months ended July 31, 2006, which represents an increase of $653,418, or 11%. The increase was mainly attributable to the expenses associated with new home construction costs.  For the nine months ended July 31, 2007, construction costs, as well as operating costs on newly acquired commercial properties, were $3,882,165 compared to $2,445,199 for the nine months ended July 31, 2006 for an increase of $1,436,966. These increases were offset by a decrease in operating costs associated with the rental management program which was leased to a third party operator in November 2006.

Summer Recreation Operations

Operating costs associated with summer recreation operations were $578,923 for the nine months ended July 31, 2007 as compared to $146,117 for the nine months ended July 31, 2006 for an increase of $432,806.  This was due to operating expenses of the Jack Frost National Golf Course which began operations in April 2007.  The summer operating costs of $146,117 for the nine months ended July 31, 2006 related to operating the Lake Mountain Club at our residential communities. For Fiscal 2007, that operation has been leased to a third party operator.

Land Resource Management

Operating costs associated with Land Resource Management for the nine months ended July 31, 2007 were $2,745,224 compared with $1,719,995 for the nine months ended July 31, 2006 which represents an increase of $1,025,229, or 60%. This was attributable to construction costs related to the single family residential units at Laurelwoods.  Construction costs for the nine months ended July 31, 2007 was $1,627,844 as compared to $743,088 for the nine months ended July 31, 2006. For the nine months ended July 31, 2007, six single family residential units were sold as compared to three single family residential units for the period ended July 31, 2006.

General and Administration

General and Administration costs for the nine months ended July 31, 2007 were $1,129,588 compared to $1,228,342 for the nine months ended July 31, 2006, which represents a decrease of $98,754, or 8%. This decrease was primarily the result of a decrease in closing costs and payroll offset by a reallocation of pension cost.

Other Income (Expense)

Interest and Other income was $264,171 for the nine months ended July 31, 2007 compared to interest and other income of ($3,902) for the nine months ended July 31, 2006.  This increase is attributable to recognition of interest income on the direct financing leases.

Interest expense for the first nine months of Fiscal 2007 was $764,722 compared to $441,728 for the nine months ended July 31, 2006, which represents an increase of $322,994, or 73%.  This increase is primarily attributable to the acquisition of mortgages on two Walgreen retail stores which were acquired in the fourth quarter of Fiscal 2006.  The interest expense on the Walgreen retail properties for the nine months ended July 31, 2007 was $316,855 as compared to $0 for the nine months ended July 31, 2006.

Discontinued Operations

Discontinued operations for the nine months ended July 31, 2007 for the Oxbridge Square Shopping Center, which was sold in June of 2006, was $86,618, compared to $5,635,346 for the nine months ended July 31, 2006.  Included in the net income for the nine months ended July 31, 2006 was a $5,236,478 gain on disposition.

Due to management’s decision to enter into lease agreements in which the Companies have leased the Jack Frost and Big Boulder Ski Areas to a third party operator, the results of operations of the Ski Operations segment for the three and nine months ended July 31, 2007 and July 31, 2006 was reported as discontinued operations.  Future cash flows and operating results of the Ski Operations segment will no longer be reported.  Operations resulting from the leases for the three and nine months ended July 31, 2007 and 2006 are reported in the Real Estate Management / Rental Operations segment.  The net loss from discontinued ski operations for the nine months ended July 31, 2006 of $279,938 was mainly depreciation and stock option compensation cost.

Tax Rate

The effective tax rate was 40% for the three and nine months ended July 31, 2007 and was 39% for the three and nine months ended July 31, 2006.

Liquidity and Capital Resources

The Combined Condensed Statement of Cash Flows reflects net cash used in operating activities of ($2,176,957) for the nine months ended July 31, 2007 compared to ($7,665,723) for the nine months ended July 31, 2006. The change in net cash used in operating activities for the nine months ended July 31, 2007 compared to nine months ended July 31, 2006 is the result of less money spent on land and land development costs.

For the nine months ended July 31, 2007, our major capital expenditures were for construction costs associated with the single family residential units on Laurelwoods’ Longview Drive, the two duplex residential units on Laurelwoods’ Woodsbluff Court, the Building J condominium unit at Boulder Lake Village, in the residential communities at Big Boulder Ski Area, the construction of the Jack Frost National Golf Course and the subdivision and permitting cost relating to the Boulder Lake Village 144 unit condominium community.

On December 11, 2006 we entered into a mortgage and security agreement and a $3,000,000 promissory note with State Farm F.S.B. (“State Farm”). The note is secured by the mortgage, which encumbers certain real property purchased on August 18, 2006, known as the Walgreens Store located in Dover Township, Ocean County, New Jersey.  Interest only is due until the maturity date of January 1, 2009.  The interest rate is calculated as LIBOR rate plus nine tenths of a percent (.90%) which rate equaled 6.22% at July 31, 2007.

On December 15, 2006 we entered into a mortgage and security agreement and a $4,000,000 promissory note with State Farm. The note is secured by the mortgage, which encumbers certain real property purchased on October 31, 2006, known as the Walgreens Store located in White Bear Lake, Washington County, Minnesota.  The agreement states interest only is due until the maturity date of January 1, 2009.  The interest rate is calculated as LIBOR rate plus nine tenths of a percent (.90%) which rate equaled 6.22% at July 31, 2007.

On June 15, 2007 we entered into a mortgage modification loan agreement and a $25,000,000 line of credit mortgage note with M and T Bank.  Under the terms of the modification agreement the Bank has increased the line of credit by an aggregate amount of $15,000,000 to a maximum of $25,000,000.  Interest is due and payable on a monthly basis at a rate equal to LIBOR (as announced by the Wall Street Journal as of the first day of the calendar month), plus 250 basis points, which equaled 7.82% at July 31, 2007.  The $6 million sub-limit is available to fund construction of residential development projects.  At July 31, 2007, $1,062,555 was outstanding on this line and $1,036,000 has been paid down via the sale of 6 single family homes in the first nine months of Fiscal 2007.  The $12.9 million sub-limit of this line of credit is used to fund site development improvements for residential developments. At July 31, 2007, $6,099,670 was outstanding on this line. As units in the residential developments are sold $70,000 per unit is paid on the site development sub-limit.  The $6.1 million sub-limit is used to fund the expansion of the water and sewer systems at both the Big Boulder and Jack Frost Mountain communities in order to accommodate the new construction.  At July 31, 2007, $883,500 was outstanding on this sub-limit.  The term on this sub-limit is two years interest only after which time the Companies plan to seek a term mortgage note.  The total principal amount outstanding under the line of credit will not at any time exceed the lesser of (a) $25 million, or (b) 80% of the cost or appraised value of the units.  The line of credit mortgage note has a maturity date of April 19, 2010.  Any unpaid amounts will be due and payable at that time.

In addition, we entered into a new $5,000,000 mortgage agreement (each a “Real Estate Mortgage”, and collectively, the “Real Estate Mortgages”) with the Bank on June 15, 2007.  The new Real Estate Line of Credit increases the maximum principal available from $1,000,000 to $5,000,000.  The rate of interest is one half of one percentage point (0.50%) less than the prime rate which was 7.75% at July 31, 2007.  There was no principal outstanding on the Real Estate Line of Credit as of July 31, 2007.

No change was made to the existing $3.1 million line of credit for general operations.  During the nine months ended July 31, 2007, we borrowed against the line of credit in varying amounts with a maximum amount of $2,945,417.  At July 31, 2007, $2,581,387 is outstanding on the $3.1 million line and the rate of interest is one percentage point less than prime which was 7.25% at July 31, 2007.

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Lines of Credit	$2,581,387	$2,581,387	$0	$0	$0
Long-Term Debt	22,524,327	7,107,416	7,908,085	714,499	6,794,327
Purchase Obligations	1,001,188	1,001,188	0	0	0
Pension Contribution Obligations	158,662	158,662	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$26,265,564	$10,848,653	$7,908,085	$714,499	$6,794,327

Purchase obligations are comprised of contracts relative to the Jack Frost sewer treatment plant upgrade ($463,267) and the Boulder Lake Village infrastructure ($537,921).

We currently anticipate that the funds needed for future operations and for the implementation of our land development strategy will be satisfied through operating cash, borrowed funds, public offerings or private placements of debt or equity and reinvested profits from completed and sold units or lots. We expect that with respect to land development, future construction will be conducted in phases, with the profits from each phase used to fund additional future construction. Construction is being implemented in phases as to reduce market risk associated with changing economic conditions.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At July 31, 2007 our variable rate indebtedness represented 67% of our total debt outstanding.  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.  We do not believe that the interest rate risk associated with our variable rate debt could have a material impact on the combined condensed financial statements.  The fixed and variable debt is detailed as follows:

Long-term debt:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Fixed rate	$8,279,081	$209,739	$743,443	$604,737	$6,721,162
Average interest rate		7.90%	8.01%	8.16%	5.64%

Variable rate	16,826,633	9,479,064	7,164,642	109,762	$73,165
Average interest rate		7.47%
	$25,105,714	$9,688,803	$7,908,085	$714,499	$6,794,327

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
10.1

Loan Modification Agreement, dated June 15, 2007, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.1 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.)

10.2

$25,000,000 Line of Credit Mortgage Note, dated June 15, 2007, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.2 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.) .

10.3

$5,000,000 Big Boulder Corporation Mortgage, dated June 15, 2007, between Big Boulder Corporation and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.3 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.)

10.4

$5,000,000 Blue Ridge Real Estate Company Mortgage, dated June 15, 2007, between Blue Ridge Real Estate Company and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.4 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.)

10.5

$5,000,000 Northeast land Co. Mortgage, dated June 15, 2007, between Northeast land Co. and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.5 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.)

31.1 *	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2 *	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1 *	Principal Executive Officer’s Section 1350 Certification
32.2 *	Principal Financial Officer’s Section 1350 Certification

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   September 14, 2007

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   September 14, 2007

/s/ Cynthia A. Van Horn

Cynthia A. Van Horn

Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1

Loan Modification Agreement, dated June 15, 2007, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.1 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.)

10.2

$25,000,000 Line of Credit Mortgage Note, dated June 15, 2007, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.2 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.) .

10.3

$5,000,000 Big Boulder Corporation Mortgage, dated June 15, 2007, between Big Boulder Corporation and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.3 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.)

10.4

$5,000,000 Blue Ridge Real Estate Company Mortgage, dated June 15, 2007, between Blue Ridge Real Estate Company and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.4 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.)

10.5

$5,000,000 Northeast land Co. Mortgage, dated June 15, 2007, between Northeast land Co. and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.5 to the Companies’ Current Report on Form 8-K and incorporated herein by reference.)

31.1 *	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2 *	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1 *	Principal Executive Officer’s Section 1350 Certification
32.2 *	Principal Financial Officer’s Section 1350 Certification

* Filed herewith