Form 10-K
period 2007-10-31
BLUE RIDGE REAL ESTATE CO
filed 2008-01-29
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934
For the fiscal year ended October 31, 2007

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

Large accelerated filers   ☐   Accelerated Filers   ☐   Non-accelerated filers   ☑

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of Act).  Yes  ☐ No  ☑

The aggregate market value of common stock, without par value, stated value $.30 per combined share, held by non-affiliates at April 30, 2007 (the last business day of the registrants’ most recently completed second fiscal quarter), was $27,724,841.  Such aggregate market value was computed by reference to the closing price of the common stock of the registrants on the over-the-counter bulletin board on April 30, 2007.  There is no established public trading market for the registrants’ stock.

The number of shares of common stock of the registrants’ classes of common stock outstanding as of January 28, 2008 was 2,450,424.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrants’ 2007 Annual Report to Shareholders for the fiscal year ended October 31, 2007 are incorporated by reference into Parts II and IV hereof.

Specified portions of the registrants’ definitive Proxy Statement to be used in connection with its 2007 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

__________________

*Under a Security Combination Agreement between Blue Ridge Real Estate Company  (“Blue Ridge”) and Big Boulder Corporation  (“Big Boulder”) (each a “Company” and together, the “Companies”) and under the bylaws of the Companies, shares of the Companies are combined into unit certificates, each certificate representing the same number of shares of each of the Companies.  Shares of each Company may be transferred only together with an equal number of shares of the other Company.  For this reason, a combined Blue Ridge/Big Boulder Form 10-K is being filed. Except as otherwise indicated, all information applies to both Companies.

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended October 31, 2007

Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

1

PART I

Item 1  Business

2

Item 1A  Risk Factors

9

Item 1B  Unresolved Staff Comments

14

Item 2  Properties

14

Item 3  Legal Proceedings

16

Item 4  Submission of Matters to a Vote of Security Holders

16

PART II

Item 5  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

16

Item 6  Selected Financial Data

16

Item 7  Management’s Discussion and Analysis of Financial Condition and

Results of Operations

17

Item 7A  Quantitative and Qualitative Disclosures about Market Risk

17

Item 8  Financial Statements and Supplementary Data

17

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

17

Item 9A  Controls and Procedures

17

Item 9B  Other Information

18

PART III

Item 10  Directors, Executive Officers and Corporate Governance

18

Item 11  Executive Compensation

18

Item 12  Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

18

Item 13  Certain Relationships and Related Transactions, and Director Independence

18

Item 14  Principal Accountant Fees and Services

19

PART IV

Item 15  Exhibits and Financial Statement Schedules

19

For convenience, references in this Annual Report on Form 10-K to “we,” “us,” “our,” and the “Companies” mean or relate to Blue Ridge Real Estate Company, Big Boulder Corporation and their subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements,” including but not limited to statements regarding the current and future real estate market in the Pocono Mountains; the timing and outcome of our planned land development; compensation expense related to non-vested awards; contributions to our pension plan; our land development and infrastructure plans in and around Jack Frost Mountain and Big Boulder Lake and Ski Resort; and our anticipated cash needs.

These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•

Our ability to obtain and maintain approvals from local, state and federal authorities on regulatory issues;

•

The status of the current and future real estate market in the Pocono Mountains;

•

Borrowing costs and our ability to generate cash flow to pay interest and scheduled amortization payments as well as our ability to refinance such indebtedness;

•

Our ability to effectively manage our business;

•

Our ability to provide competitive pricing to sell homes;

•

Our ability to attract and retain qualified personnel in our business;

•

Our ability to continue to generate sufficient working capital to meet our operating requirements;

•

Our ability to achieve gross profit margins at which we can be profitable, including margins on services we perform on a fixed price basis;

•

Changes in market demand, weather and/or economic conditions within our local region and nationally;

•

Fluctuations in the price of building materials;

•

Our ability to negotiate leases for the future operations of our facilities;

•

Our relations with our controlling shareholder, including its continuing willingness to provide financing and other resources; and

•

Actions by our competitors.

In addition, you should refer to Item 1A “Risk Factors” of this Annual Report on Form 10-K for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate.  Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.  In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all.

We may not update these forward-looking statements, even though our situation may change in the future.

We qualify all the forward-looking statements contained in this Annual Report on Form 10-K by the foregoing cautionary statements.

PART I

ITEM 1.  BUSINESS

Blue Ridge Real Estate Company

Blue Ridge Real Estate Company, Blue Ridge, was incorporated in Pennsylvania in 1911 and is believed to be one of the largest owners of investment property in Northeastern Pennsylvania.  It owns 16,013 acres of land that are predominately located in the Pocono Mountains.  Of this acreage, 11,022 acres are held for investment, 4,587 are held for development and 404 acres are held for recreation.  Income is derived from these lands through leases, selective timbering by third parties, sales, and other dispositions. Included in the properties owned by Blue Ridge are: a commercial property, which is currently leased to a motel operator; a shopping center; four residential investment properties; the Jack Frost National Golf Course; and the Jack Frost Mountain Ski Area, which is currently leased to JFBB Ski Areas, Inc., an affiliate of Peak Resorts.  Blue Ridge also owns four retail stores, one of which is leased to Wal-Mart, two of which are leased to Walgreen Company, and one of which is leased to Jack in the Box.  All of these investment properties are more fully described under Item 2 below.

Jack Frost Mountain Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1980 and commenced operations on June 1, 1981.  It was created to lease and operate the Jack Frost Mountain Ski Area and to provide certain services to other facilities, such as the Snow Ridge resort community, and to operate recreational facilities located within the Jack Frost Mountain tract. The lease between Blue Ridge and Jack Frost Mountain Company for the Jack Frost Mountain Ski Area was terminated on November 30, 2005. On December 1, 2005, Blue Ridge entered into a 28-year lease with JFBB Ski Areas Inc., an unrelated party and an affiliate of Peak Resorts, for the lease of the Jack Frost Mountain Ski

Area.  Pursuant to the terms of this lease, JFBB Ski Areas Inc. operates the Jack Frost Mountain Ski Area and makes monthly lease payments to Blue Ridge during the ski season (January to April).  Leasing the ski facilities to JFBB Ski Areas Inc., as opposed to continuing to operate it through one of our subsidiaries, has allowed us to focus additional resources on real estate development at our current and proposed resort communities.  Revenue generated by this lease is included in the Real Estate Management/Rental Operations business segment.

Northeast Land Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1967. The primary asset of this subsidiary consists of 93 acres of land in Northeast Pennsylvania.  Revenue for Northeast Land Company is derived from real estate commissions for the sale of homes at these resort communities, trust and condominium fees for services to these resort communities and property leases.  Effective October 1, 2006, Mountain Resort Villas, an unrelated party and an affiliate of Appletree Management Group, Inc. purchased certain property management and rental management contracts from Northeast Land Company.  Mountain Resort Villas currently leases certain buildings from the Companies for use in the operation and maintenance of Northeast Land Company’s former rental program.

BRRE Holdings, Inc., a wholly-owned subsidiary of Blue Ridge, was incorporated in Delaware in 1986.  It was established for investment purposes.

Moseywood Construction Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in May 2003 and commenced operations in November 2003. It is primarily focused on facilitating land development and expanding our real estate sales division.

Boulder Creek Resort Company was incorporated in Pennsylvania in December 2004.  It was created with the ultimate goal of consolidating our branding and marketing our properties in the Pocono Mountains as a single resort destination.

Jack Frost National Golf Course, Inc., a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in February 2005.  It was created to operate the Jack Frost National Golf Course.  The Jack Frost National Golf Course opened in the spring of 2007.

Oxbridge Square Shopping Center, LLC, a wholly-owned subsidiary of Blue Ridge, was organized in Virginia in May 2004.  Oxbridge Square Shopping Center, LLC was dissolved in September 2006 after the sale of the Oxbridge Square Shopping Center in June 2006.  Oxbridge Square Shopping Center, LLC had no employees and was managed by Kimco Realty Corporation.

Coursey Commons Shopping Center, LLC, a wholly-owned subsidiary of Blue Ridge, was organized in Louisiana in May 2004.  Coursey Commons Shopping Center, LLC has no employees and is managed by Kimco Realty Corporation.

Blue Ridge Acquisition Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in March 2006.  It was created to facilitate the acquisition of investment properties.

Flower Fields Motel, LLC, a wholly-owned subsidiary of Blue Ridge, was organized in Pennsylvania in September 2006 to own and lease certain commercial property.  It has no employees and is managed by Blue Ridge Real Estate Company.

As of December 31, 2007, Blue Ridge employed 13 full-time employees, Northeast Land Company had one full-time employee and Moseywood Construction Company had six full-time employees. As a result of the leasing of the Jack Frost Mountain Ski Area to JFBB Ski Areas, Inc. in December 2005, Jack Frost Mountain Company no longer has any employees.

Big Boulder Corporation

Big Boulder Corporation, Big Boulder, was incorporated in Pennsylvania in 1949. Big Boulder’s primary asset is 865 acres of land, which includes a 175-acre lake, the Big Boulder Ski Area, and the Mountain’s Edge Restaurant. Of the 865 acres, 369 acres are held for investment, 386 acres are held for development and 110 acres are held for recreation. The principal source of revenue for Big Boulder is derived from the sale of residential homes and real estate in close proximity to the Big Boulder Ski Area.  The Big Boulder Ski Area is currently leased to JFBB Ski Areas, Inc.

Lake Mountain Company, a wholly-owned subsidiary of Big Boulder, was incorporated in Pennsylvania in 1983 and commenced operations on June 1, 1983.  It was created to lease and operate the Big Boulder Ski Area and operate the recreational facilities that are located within the Big Boulder Lake tract. The lease between Big Boulder and Lake Mountain Company for the Big Boulder Ski Area was terminated on November 30, 2005. On December 1, 2005, Big Boulder also entered into a 28-year lease with JFBB Ski Areas Inc. for the lease of the Big Boulder Ski Area.  Pursuant to the terms of the lease, JFBB Ski Areas Inc. operates the Big Boulder Ski Area and makes monthly lease payments to Big Boulder during the ski season (January to April).  Leasing the ski facilities to JFBB Ski Areas Inc., as opposed to continuing to operate it through one of our subsidiaries, has allowed us to focus additional resources on real estate development at our current and proposed resort communities.  Revenue generated by this lease is included in the Real Estate Management/Rental Operations business segment.

The Lake Mountain Sports Club includes the recreational facilities at Jack Frost Mountain and Big Boulder Lake.  Effective March 30, 2007, we entered into a long-term lease for the operation of these facilities with Appletree Management Group.  Revenue generated by this operation is now included in the Real Estate Management/Rental Operations business segment.

BBC Holdings, Inc., a wholly-owned subsidiary of Big Boulder, was incorporated in Delaware in 1986. It was established for investment purposes.

Big Boulder has no employees.

Strategy

Since the early 1980’s, we have developed four residential communities in close proximity to our Jack Frost Mountain and Big Boulder Ski Area resorts.  Our resorts are located in the Pocono Mountains of Pennsylvania, an area which offers year-round regional tourist appeal and a quiet, relaxing vacation environment.

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

We own 16,970 acres of land in Northeastern Pennsylvania.  Of our core land holdings, we have designated 4,973 acres as held for development and are moving forward with governmental approvals relating to such development.  We believe that our primary focus should be on the construction of single and multi-family dwellings in proximity to our ski areas.  It is expected that all of the planned developments will result in approximately 3,700 lots or units, some of which will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.

We are constructing Phase I and II of the Laurelwoods Community of single family and multi-family homes and a condominium building project at Boulder Lake Village on Big Boulder Lake.  We are also moving forward with plans to develop additional residential communities near the Jack Frost Mountain and Big Boulder Ski Areas.  This is part of a comprehensive plan relating to our “core land” development in and around these two ski areas.

For the fiscal year ended October 31, 2008, or Fiscal 2008, we intend to continue selective sales and purchases of land, some of which may be treated as 1031 tax deferred exchanges under the Internal Revenue Code.  We are also taking various steps to attract new home and land sale customers.  For example, purchasers who want to purchase newly constructed single family homes in our Laurelwoods II community development and can make a down payment of at least 20%, have the option of financing their mortgage through Big Boulder Corporation with interest only payments for five years.  We are also offering to the purchasers of the Laurelwoods II single family and duplex townhomes $8,000 toward the payment of such purchaser’s closing costs, prepaid dues for one year membership with the Lake Mountain Club and complimentary passes to the Jack Frost National Golf Course.  We are also offering to pay six months of homeowner’s association fees on behalf of any current homeowner in the Blue Heron, Midlake Condominium, Laurelwoods Community and Snow Ridge Village developments that provide a purchaser referral which results in the sale of a Laurelwoods II single family home.  We are also offering financing opportunities for the purchase of selected tracts of land.

We also continue to generate revenue through the selective timbering of our land.  The selection of parcels for such timbering activity is based upon our current real estate development activities.

The Jack Frost National Golf Course opened the first nine holes for resort play on April 20, 2007, followed by remaining nine holes on May 18, 2007.  Construction of the temporary clubhouse has been completed and it opened to guests on August 11, 2007.

We are in various stages of approval for the community surrounding the Jack Frost National Golf Course.  The community is expected to include approximately 1,100 homes and will be comprised of approximately 40% single family homes and 60% multi-family units, as well as golf club amenities and the necessary infrastructure.

We also expect that certain subdivisions may be sold outright in phases to nationally-recognized land developers in order to facilitate the market for housing and to reduce the inherent risk associated with any land development.

We currently operate two real estate sales offices: Jack Frost-Big Boulder Real Estate and Stoney Run Realty.  Jack Frost-Big Boulder Real Estate is located in Lake Harmony, Pennsylvania and markets new and previously owned homes in and around our resort communities primarily to buyers seeking a second home.  The Stoney Run Realty office is located in Stroudsburg, Pennsylvania and offers custom-built, single family homes in the Pocono region.  These homes primarily attract customers from nearby metropolitan areas in Pennsylvania, New York and New Jersey.  All of these custom-built homes are built by our construction division, Moseywood Construction Company.

Business Segments

We currently operate in three business segments, which consist of the Real Estate Management/Rental Operations, Summer Recreational Operations and Land Resource Management segments.  Beginning in Fiscal 2005, we began reporting ski operation activity as a discontinued operation.  Our business segments were determined from our internal organization and management reporting, which are based primarily on differences in services.  Financial information about our segments can be found in note 16 to our audited financial statements.

Real Estate Management/Rental Operations

Real Estate Management/Rental Operations consists of: investment properties leased to others located in Eastern Pennsylvania, South Carolina, New Jersey, Minnesota, Louisiana and Texas; a custom home construction division; recreational club activities and services to the trusts that operate resort residential communities; sales of investment properties; and rental of land, which includes the leasing of the Jack Frost Mountain and Big Boulder Ski Areas.

Summer Recreation Operations

Summer Recreation Operations consists of the Jack Frost National Golf Course, which opened in the spring of 2007.  The Lake Mountain Club was previously reported as part of this business segment, but is now reported under Real Estate Management/Rental Operation as a result of this operation being leased to a third party operator in March 2007.

Land Resource Management

Land Resource Management consists of land sales, land purchases, timbering operations and a real estate development division.  Timbering operations consist of selective timbering on our land holdings.  Contracts are entered into for parcels which have had the timber selectively marked.  We rely on the advice of our forester for the timing and selection of certain parcels for timbering whereby significant attention is given to protecting the environment and retaining the value of these parcels for future timber harvests.  The real estate development division is responsible for the residential land development activities which include overseeing the construction of single and multi-family homes and development of infrastructure.

Funds expended to date for real estate development have been primarily related to infrastructure improvements in the Laurelwoods Community and Boulder Lake Village and the construction of 22 of 23 planned single family homes and four of 44 planned duplex homes in the Laurelwoods Community.  We also began construction of an 18-unit condominium building at Boulder Lake Village, during the summer of 2007.  Other expenditures for development projects include fees for architects, engineers, consultants, studies and permits.

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

Planned Real Estate Development

During the fiscal year ended October 31, 2007, or Fiscal 2007, we actively pursued land sales and purchases.  For Fiscal 2008, management intends to continue selective sales and purchases of land, some of which may be treated as Section 1031 tax deferred exchanges under the Internal Revenue Code.  We are also taking various steps to attract new home and land sale customers.  For example, purchasers who want to purchase newly constructed single family homes in our Laurelwoods II community development and can make a down payment of at least 20%, have the option of financing their mortgage through Big Boulder Corporation with interest only payments for five years.  We are also offering to the purchasers of the Laurelwoods II single family and duplex townhomes $8,000 toward the payment of such purchaser’s closing costs, prepaid dues for one year membership with the Lake Mountain Club and complimentary passes to the Jack Frost National Golf Course.  We are also offering to pay six months of homeowner’s association fees on behalf of any current homeowner in the Blue Heron, Midlake Condominium, Laurelwoods Community and Snow Ridge Village developments that provide a purchaser referral which results in the sale of a Laurelwoods II single family home.  We are also offering financing opportunities for the purchase of selected tracts of land.

We are constructing Phase I and II of the Laurelwoods II Community of single family and multi-family homes and a condominium building project at Boulder Lake Village on Big Boulder Lake.  We are also moving forward with plans to develop additional residential communities near the Jack Frost Mountain and Big Boulder Ski Areas.  This is part of a comprehensive plan relating to our “core land” development in and around these two ski areas.

We completed development of the Jack Frost National Golf Course in the spring of 2007.  During the first season, the golf course was managed by a nationally recognized golf course developer who provided various services for the operation of our golf course under the terms of a management contract.  This management contract was terminated in November 2007.  On December 1, 2007, we entered into a three-year management agreement with another nationally recognized golf course management company.

We are in various stages of approval for the community surrounding the Jack Frost National Golf Course.  This community is expected to include approximately 1,100 homes and will be comprised of approximately 40% single family homes and 60% multi-family units, as well as golf club amenities and the necessary infrastructure.

We have completed infrastructure improvements to construction Phase I and Phase II of the Laurelwoods II Community residential development. During Fiscal 2007, home construction progressed on Phase I of the Laurelwoods II Community, which has been approved for 23 single family homes. Of the planned units, 22 units have been completed, 14 of these completed units have been sold, one unit is pending under an Agreement of Sale, seven remaining completed units are still for sale, and construction has not yet started on the remaining one unit.  Municipal approval for the construction of 44 duplex and 22 single units in Phase II of the Laurelwoods II Community has been received.  Construction on four duplex units was completed in November 2007, all of which are for sale.  Sales reservations are currently being accepted for the remaining planned duplex units.

We have also received municipal approval for the construction of 144 condominium units at Boulder Lake Village.  During Fiscal 2007, construction began on condominium “building J” at Boulder Lake Village.  We anticipate the construction will be completed in the late summer of 2008.  Sales reservations are currently being accepted for these condominium units, as well.

Executive Officers of the Registrant

Name and Title	Age	Office Held Since
Patrick M. Flynn Chief Executive Officer	31	2001
Eldon D. Dietterick Executive Vice President/Treasurer	62	2001
Richard T. Frey Vice President	57	2001

Patrick M. Flynn has served as President and Chief Executive Officer since October 2001.  He has served as the Director of Real Estate at Kimco Realty Corporation since May 2001.  Prior to joining us, from June 1995 to May 2001, Mr. Flynn was a consultant at MIT Consulting.

Eldon D. Dietterick was appointed Executive Vice-President and Treasurer in October 2001. He has been employed by Blue Ridge and Big Boulder on a full-time basis since January 1985.  Prior to his appointment as Executive Vice-President and Treasurer, Mr. Dietterick served as our Secretary and Treasurer from October 1998 until October 2001.

Richard T. Frey has served as Vice-President of Blue Ridge and Big Boulder since October 2001.  From 1992 until October 2001, Mr. Frey was employed as our Director of Food Services at both the Jack Frost Mountain and Big Boulder Ski Areas.

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

•

attractiveness of the properties to prospective purchasers and tenants;

•

local real estate conditions (such as an oversupply of space or a reduction in demand for real estate in an area);

•

competition from other available property or space;

•

potential liabilities under environmental and other laws;

•

our ability to obtain adequate insurance;

•

interest rate levels and the availability of financing; and

•

national and local economic climate.

Our future growth and real estate development requires additional capital whose availability is not assured.

We intend to make significant investments in our resorts and rental properties to maintain our competitive position. We spent $1,554,955 for Fiscal 2007, $16,161,350 for the fiscal year ended October 31, 2006, or Fiscal 2006, and $23,026,394 for the fiscal year ended October 31, 2005, or Fiscal 2005; respectively. The expenditures for Fiscal 2007 were primarily related to the Jack Frost National Golf Course, the Jack Frost sewage treatment plant, and other general infrastructure and construction costs related to real estate development.  The capital expenditures for Fiscal 2006 were primarily related to real estate development and the section 1031 tax deferred exchange of the Oxbridge Square Shopping Center and the subsequent purchase of a commercial property currently leased to a motel operator and three retail stores.  The capital expenditures for Fiscal 2005 were primarily related to our now-discontinued ski operations.  We expect to continue to make substantial investments in real estate development. For Fiscal 2008, we anticipate capital expenditures will be in excess of $4,000,000 for real estate development.  Based on the status of several specific real estate projects, we will continue to invest significant amounts in real estate over the next several years. We could finance future expenditures from any of the following sources:

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

We have completed of the construction of the Jack Frost National Golf Course.  While we currently have interest from nationally-recognized home builders for the development of a surrounding community, we do not have any firm offers from any of the interested builders.  As a result, we may consider developing a portion of the residential community on our own, and possibly in conjunction with the sale of some lots to other builders.  There are risks associated with developing a residential community, including potential changes in the real estate market, delays in construction due to adverse weather conditions, changes in the economy and changes in interest rates, which we may be subject to because we developed the golf course prior to having firm contracts with home builders and which could have a material adverse effect on us and our results of operations.

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

As of January 28, 2008, options to acquire 64,600 shares of our common stock were outstanding; approximately 34,738 shares are exercisable at per share prices ranging from $34.00 to $39.00, with a weighted average exercise price of $35.97.

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

As of January 28, 2008, Kimco Realty Services, Inc., a wholly-owned subsidiary of Kimco Realty Corporation, owned at least 1,425,154 shares, or approximately 58% of our outstanding voting stock. Kimco Realty Services is able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate action, such as mergers and other business combination transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control over us unless it is supported by Kimco Realty Services.  Accordingly, your ability to influence us through voting your shares is very limited.

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

As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies.  Of the 2,450,424 shares of our common stock outstanding as of January 28, 2008, approximately

42% are beneficially owned by persons other than Kimco Realty Services, our controlling shareholder.  Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Blue Ridge Real Estate Company

The physical properties of Blue Ridge consist of approximately 16,125 acres owned by Blue Ridge, Northeast Land Company and Flower Fields Motel, LLC.  These properties include the Jack Frost Mountain Ski Area, which is leased to JFBB Ski Areas, Inc., an affiliate of Peak Resorts, Jack Frost National Golf Course, a commercial property currently leased to a motel operator, one shopping center and four residential investment properties, a sewage treatment facility, corporate headquarters building, and other miscellaneous facilities.  Blue Ridge also owns four retail stores, one of which is leased to Wal-Mart, two of which are leased to Walgreen Company, and one of which is leased to Jack in the Box.

The Jack Frost Mountain Ski Area is located near White Haven, Carbon County, Pennsylvania, and commenced operations in December 1972.  On December 1, 2005 the Jack Frost Mountain Ski Area was leased under a direct financing lease to JFBB Ski Areas, Inc., an affiliate of Peak Resorts, for a 28 year period.  These facilities are situated on approximately 201 acres owned by Blue Ridge.

The Jack Frost National Golf Course, an 18 hole golf facility, is located near White Haven, Carbon County, Pennsylvania, and commenced operations on April 20, 2007.  The golf course is managed by a third party operator.

Coursey Commons Shopping Center, located in East Baton Rouge Parrish, Louisiana, is owned by Coursey Commons Shopping Center, LLC, Coursey Creek, LLC, and Cobble Creek, LLC, all wholly-owned subsidiaries of Blue Ridge.  The center consists of 9.43 acres, with approximately 67,750 square feet of retail space.  As of October 31, 2007, there were 14 tenants constituting an occupancy rate of 78%.

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

Blue Ridge owns and leases to Jack in the Box Eastern Division, L.P., a retail store located in Anahuac, Texas. The property consists of a free standing Jack in the Box restaurant, including 1.14 acres of land, with approximately 4,981 square feet of leasable space.

In addition, Blue Ridge owns 16,013 acres of land which are primarily located in the Pocono Mountains.  The majority of this property is leased to various hunting clubs.  Blue Ridge also owns several cottages in the area that are leased to private individuals. Blue Ridge owns four residential investment properties located in our resort communities.

Blue Ridge owns a sewage treatment facility to serve the resort housing at the Jack Frost Mountain Ski Area. The facility has the capacity of treating up to 400,000 gallons of wastewater per day.

Blue Ridge also owns The Sports Complex at the Jack Frost Mountain Ski Area, which consists of a swimming pool, fitness trail, tennis courts and accompanying buildings.  On March 30, 2007, management entered into a lease with Appletree Management Group, Inc. to operate The Sports Complex for a period of ten years.

Blue Ridge also owns The Stretch, an exclusive members-only fishing club located along a two mile stretch of the Tunkhannock Creek in Blakeslee, Pennsylvania.

Blue Ridge’s corporate office building is located at the intersection of Route 940 and Mosey Wood Road.

Northeast Land Company owns 93 acres of land located in the Pocono Mountains.

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

The Big Boulder Ski Area’s physical properties were leased to Lake Mountain Company on June 1, 1983, and are located in Kidder Township, Carbon County, Pennsylvania.  Big Boulder Ski Area commenced operations in 1947. This lease was terminated on November 30,

2005. On December 1, 2005 the Big Boulder Ski Area was leased under a direct financing lease to JFBB Ski Areas Inc, an affiliate of Peak Resorts, for a 28 year period.  These facilities are situated on approximately 110 acres owned by Big Boulder.

A sewage treatment facility was constructed by Big Boulder Corporation to serve the resort housing within the Big Boulder Ski Area tract.  The facility has the capacity of treating 225,000 gallons of wastewater per day.  Big Boulder also constructed the Mountain’s Edge Restaurant, which consists of 8,800 square feet and is located on the eastern shore of Big Boulder Lake, Kidder Township, Carbon County, Pennsylvania.  The facility, which is leased to a private operator, commenced operations in May 1986. The restaurant has dining capacity for 100 patrons.

Big Boulder also owns the Big Boulder Lake Mountain Club, which includes a 175-acre lake, swimming pool, tennis courts, boat docks and accompanying buildings. Effective March 30, 2007, management entered into a lease agreement with Appletree Management Group, Inc. to operate the Lake Mountain Club for a period of 10 years.

ITEM 3.   LEGAL PROCEEDINGS

We are presently a party to certain lawsuits arising in the ordinary course of our business.  We believe that none of our current legal proceedings will be material to our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of Fiscal 2007.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market price of and dividends on our common stock is incorporated by reference to the section entitled “Stock and Dividend Information” in our 2007 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 6. SELECTED FINANCIAL DATA

This information is incorporated by reference to the section entitled “Selected Financial Data” in our 2007 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K). This information should be read together with our Combined Financial Statements and related footnotes (included in Exhibit 13.1 to this Annual Report on Form 10-K) and the discussion of risk factors below.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will be set forth under the caption “Directors, Executive Officers AND Corporate Governance” in our definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K or an amendment to this annual report on Form 10-K/A, and is incorporated herein by reference.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements of ours, supplementary data and related documents are incorporated by reference to our 2007 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K):

•

Report of Independent Registered Public Accounting Firm on Combined Financial Statements, dated January 28, 2008.

•

Combined Statements of Operations for each of the years ended October 31, 2007, 2006 and 2005.

•

Combined Balance Sheets as of October 31, 2007 and 2006.

•

Combined Statements of Changes in Shareholders’ Equity for each of the years ended October 31, 2007, 2006 and 2005.

•

Combined Statements of Cash Flows for each of the years ended October 31, 2007, 2006 and 2005.

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

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Blue Ridge Real Estate Company (filed February 11, 2005 as Exhibit 3.1 to Form 10-K and incorporated herein by reference)
3.2	Restated Articles of Incorporation of Big Boulder Corporation (filed February 11, 2005 as Exhibit 3.2 to Form 10-K and incorporated herein by reference)
3.3	Bylaws of Blue Ridge Real Estate Company, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.3 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
3.4	Bylaws of Big Boulder Corporation, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.4 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
4.1	Revised Specimen Unit Certificate Evidencing Shares of Registrants’ Common Stock (filed August 28, 1990 as an Exhibit to Form 10-K and incorporated herein by reference)
4.2	Security Combination Agreement between Blue Ridge Real Estate Company and Big Boulder Corporation (filed September 23, 1967 as Exhibit b-3 to Form 10 and incorporated herein by reference)
10.1	First Mortgage, NorthMarq Capital (formerly Principal Mutual), Building leased to Wal-Mart (filed August 26, 1991 as Exhibit 10.16 to Form 10-K and incorporated herein by reference)
10.2	Mortgage, Manufacturer and Traders Trust Company, 241 Snow Ridge Village, White Haven, Carbon County (filed February 11, 2005 as Exhibit 10.11 to Form 10-K and incorporated herein by reference)
10.3	Mortgage, Manufacturer and Traders Trust Company, 155 Midlake Condominiums, Lake Harmony, Carbon County (filed February 11, 2005 as Exhibit 10.12 to Form 10-K and incorporated herein by reference)
10.4	Mortgage, Manufacturer and Traders Trust Company, 513 Laurelwoods, Lake Harmony, Carbon County (filed February 11, 2005 as Exhibit 10.14 to Form 10-K and incorporated herein by reference)
10.5	Mortgage, JP Morgan Chase Bank, Coursey Commons Shopping Center, Baton Rouge, Louisiana (filed February 11, 2005 as Exhibit 10.17 to Form 10-K and incorporated herein by reference)
10.6	Lease Agreement with Wal-Mart in Laurens, South Carolina (filed August 29, 1995 as Exhibit 10.3.1 to Form 10-K and incorporated herein by reference)

10.7	Lease Agreement with Wal-Mart Real Estate Business Trust, dated May 30, 2003 (filed as Exhibit 10.12 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
10.8**	Form of Stock Option Agreement dated as of February 1, 2005 (filed March 28, 2005 as Exhibit 10.26 to Form S-1/A Registration Statement (file no. 333-121855) and incorporated herein by reference)
10.9	Schedule of Optionees and Material Terms of Stock Option Agreements dated as of February 1, 2005 (filed February 14, 2006 as Exhibit 10.16 to Form 10-K and incorporated herein by reference)
10.10**	Form of Stock Option Agreement dated as of February 10, 2006 (filed June 19, 2006 as Exhibit 10.1 to Form 10-Q and incorporated herein by reference)
10.11	Schedule of Optionees and Material Terms of Stock Option Agreements dated as of February 10, 2006 (filed June 19, 2006 as Exhibit 10.2 to Form 10-Q and incorporated herein by reference)
10.12**	Form of Stock Option Agreement dated March 20, 2007 (filed June 14, 2007 as Exhibit 10.1 to Form 10-Q and incorporated herein by reference)
10.13	Schedule of Optionees and Material Terms of Stock Option Agreements dated March 20, 2007 (filed June 14, 2007 as Exhibit 10.2 to Form 10-Q and incorporated herein by reference)
10.14

Lease agreement, dated as of December 1, 2005, between Big Boulder Corporation and JFBB Ski Areas, Inc. for the lease of the Big Boulder Ski Area (filed December 7, 2005 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.15

Agreement, dated January 27, 2006, by and between Big Boulder Corporation and Popple Construction, Inc. for infrastructure improvements to the Boulder Lake Village residential development. (filed February 2, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.16

Credit Agreement, dated March 1, 2006, between Blue Ridge Real Estate Company, Big Boulder Corporation, Northeast Land Co., Lake Mountain Company and Jack Frost Mountain Company and Manufacturers and Traders Trust Company. (filed March 7, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.17

$3,000,000 Line of Credit Grid Note, dated March 1, 2006, between Blue Ridge Real Estate Company, Big Boulder Corporation, Northeast Land Co., Lake Mountain Company and Jack Frost Mountain Company and Manufacturers and Traders Trust Company. (filed March 7, 2006 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.18

Loan Agreement, dated April 20, 2006, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company and Moseywood Construction Company and Manufacturers and Traders Trust Company. (filed April 25, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.19

$10,000,000 Line of Credit Mortgage Note, dated April 20, 2006, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company and Moseywood Construction Company and Manufacturers and Traders Trust Company. (filed April 25, 2006 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.20

Mortgage and Security Agreement, dated December 11, 2006, between Blue Ridge Real Estate Company and State Farm Bank, F.S.B., Walgreens property, Tom’s River, New Jersey (filed December 14, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.21

$3,000,000 Promissory Note, dated December 11, 2006, between Blue Ridge Real Estate Company and State Farm Bank, F.S.B. (filed December 14, 2006 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.22

Mortgage and Security Agreement, dated December 15, 2006, between Blue Ridge Real Estate Company and State Farm Bank, F.S.B. Walgreens property, White Bear Lake, Minnesota (filed December 20, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.23

$4,000,000 Promissory Note, dated December 15, 2006, between Blue Ridge Real Estate Company and State Farm Bank, F.S.B. (filed December 20, 2006 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.24

Loan Modification Agreement, dated June 15, 2007, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)

10.25

$25,000,000 Line of Credit Mortgage Note, dated June 15, 2007, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.).

10.26

$5,000,000 Big Boulder Corporation Mortgage, dated June 15, 2007, between Big Boulder Corporation and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.3 to Form 8-K and incorporated herein by reference.)

10.27

$5,000,000 Blue Ridge Real Estate Company Mortgage, dated June 15, 2007, between Blue Ridge Real Estate Company and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.4 to Form 8-K and incorporated herein by reference.)

10.28

$5,000,000 Northeast Land Co. Mortgage, dated June 15, 2007, between Northeast Land Co. and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.5 to Form 8-K and incorporated herein by reference.)

13.1	Portions of the Companies’ Fiscal 2007 Annual Report to Shareholders incorporated herein by reference
14.1	Code of Ethics (filed February 11, 2005 as Exhibit 14.1 to Form 10-K and incorporated herein by reference)
21.1*	List of all subsidiaries of the Registrants
23.1*	Consent of Parente Randolph
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

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

   Dated:  January 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Flynn		January 28, 2008
Michael J. Flynn	Chairman of the Board
/s/ Patrick M. Flynn		January 28, 2008
Patrick M. Flynn	President, Chief Executive
Officer and Director
(principal executive officer)
/s/ Eldon D. Dietterick		January 28, 2008
Eldon D. Dietterick	Executive Vice-President and Treasurer
(principal financial and accounting officer)
/s/ Bruce Beaty		January 28, 2008
Bruce Beaty	Director
/s/ Milton Cooper		January 28, 2008
Milton Cooper	Director
/s/ Wolfgang Traber		January 28, 2008
Wolfgang Traber	Director

Report of Independent Registered Public Accounting Firm

On Financial Statement Schedules

To the Shareholders of

Blue Ridge Real Estate Company and

Big Boulder Corporation:

We have audited the combined financial statements of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the “Companies”) as of October 31, 2007 and 2006, and for each of the three years in the period ended October 31, 2007, and have issued our report thereon dated January 28, 2008; such financial statements and report are included in your October 31, 2007 Annual Report to Shareholders and are incorporated herein by reference.  Our audits also included the combined financial statement schedules of the Companies listed in Item 15.  These financial statement schedules are the responsibility of the Companies’ management.  Our responsibility is to express an opinion based on our audit.  In our opinion, such combined financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Parente Randolph, LLC

Wilkes-Barre, Pennsylvania

January 28, 2008

Combined Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION OCTOBER 31, 2007
COLUMN A	COLUMN B	COLUMN C	COLUMN D
		Initial Cost to company	Cost Capitalized Subsequent to Acquisition
Description	Encumbrances	Land	Buildings and Improvements	Improvements
Land located in N.E. PA including various improvements		2,799,388	49,915	3,739,544
Corporate Building			282,918	213,174
Building Leased to Others, Eastern PA Exchanged Asset – Shopping Center, Richmond, VA	0	0	0	0
Shopping Center, Baton Rouge, LA	7,700,000	2,208,165	8,905,368	0
Walmart Laurens, SC	1,600,000	276,000	1,914,470	0
Walgreen Store, Tom’s River, NJ		948,181	5,085,719	0
Walgreen Store, White Bear Lake, Minnesota		1,446,831	4,772,536	0
Jack in the Box, Anahuac, Texas		395,583	1,582,331	0
Other		588,665	4,749,407	0
Total	9,300,000	8,662,812	27,342,664	3,952,718

	Column E			Column F
	Gross Amount at which carried at close of Period (1) (2)
	Land	Building Improvements	Total	Accumulated Depreciation
Land located in N.E. PA including various improvements	2,799,388	15,282,851	18,082,239	3,633,214
Corporate Building		496,092	496,092	381,980
Building Leased to Others Eastern PA Exchanged Asset – Shopping Center, Richmond, VA	0	0	0	0
Shopping Center, Baton Rouge, LA	2,208,165	8,905,368	11,113,533	756,185
Walmart Laurens, SC	276,000	1,914,470	2,190,470	1,079,547
Walgreen Store, Tom’s River, NJ	948,181	5,155,117	6,103,298	243,675
Walgreen Store, White Bear Lake, Minnesota	1,446,831	4,839,131	6,285,962	188,339
Jack in the Box, Anahuac, Texas	395,583	1,582,331	1,977,914	59,337
Other	588,665	4,749,407	5,338,072	2,742,531
Total	8,662,812	42,924,767	51,587,579	9,084,808

	Column G	Column C	Column D
	Date of Construction	Date Acquired	Life on which Depreciation in latest income Statement is computed
Land located in NE PA including various improvements	Various	Various	5 to 30 Yrs
Corporate Building		1982	10 to 30 Yrs
Buildings leased to others Exchanged Assets Shopping Centers	N/A	Various	5 to 30 Yrs
Laurens, SC	N/A	Various	5 to 30 Yrs
Other	N/A	Various	5 to 30 Yrs

(1) Activity for the fiscal years ended October 31, 2007, October 31, 2006, and October 31, 2005 is as follows:

	10/31/07	10/31/06	10/31/05
Balance at beginning of year	40,403,384	32,421,664	34,635,084
Additions during year:
Improvements	1,554,955	16,131,213	437,496
(Reclassify)	10,262,712	1,506,328
		50,059,205	35,072,580
Deductions during year:
Cost of Real Estate sold	633,472	9,655,821	2,650,916
Balance at end of year	51,587,579	40,403,384	32,421,664

(2) The aggregate cost for Federal Income Tax purposes at October 31, 2007 is $30,490,830.

(3) Activity for the fiscal years ended October 31, 2007, October 31, 2006, and October 31, 2005 is as follows:

	10/31/07	10/31/06	10/31/05

Balance at beginning of year	7,872,144	6,479,318	7,276,141
Reductions during year:
(Reclassification)	224,774	1,131,542	0
Current year depreciation	1,013,863	756,440	767,383
Less retirements	(25,973)	(495,156)	(1,564,206)
Balance at end of year	9,084,808	7,872,144	6,479,318

27