Form 10-Q
period 2008-01-31
BLUE RIDGE REAL ESTATE CO
filed 2008-03-17
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

☒YES          ☐NO

     Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated Filer                 ☐

Non-Accelerated filer   ☐ (Do not check if smaller reporting company)

Smaller reporting company ☒

     Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

☐YES          ☒NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on March 14, 2008 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Condensed Balance Sheets - January 31, 2008 and October 31, 2007

1

Combined Condensed Statements of Operations - Three Months ended

January 31, 2008 and 2007

2

Combined Condensed Statement of Changes in Shareholders’ Equity –

Three months ended January 31, 2008

3

Combined Condensed Statements of Cash Flows - Three Months Ended

January 31, 2008 and 2007

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

19

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS
	(UNAUDITED)
ASSETS	01/31/08	10/31/07
Land and land development costs (4,973 acres per land ledger)	$20,269,465	$19,799,822
Land improvements, buildings and equipment, net	28,777,699	28,879,722
Land held for investment (11,496 acres per land ledger)	8,156,282	7,934,830
Land held for recreation (514 acres per land ledger)	8,693,860	8,693,860
Net investment in direct financing leases	8,337,098	8,341,379
Cash and cash equivalents	126,224	189,702
Cash held in escrow	209,387	12,080
Prepaid expenses and other assets	1,166,960	1,645,131
Accounts receivable and mortgages receivable	864,128	584,600
	$76,601,103	$76,081,126

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Debt	$28,388,590	$26,465,930
Accounts payable	$609,790	$1,415,543
Accrued liabilities	386,409	554,420
Deferred income	975,185	783,407
Amounts due to related parties	15,833	48,959
Deferred income taxes	7,426,800	7,625,000
Accrued pension expense	533,658	601,008
Total liabilities	38,336,265	37,494,267

Commitments and contingencies

COMBINED SHAREHOLDERS' EQUITY:
Capital stock, without par value, stated value $.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442	819,731	819,731
Capital in excess of stated value	19,722,905	19,659,430
Earnings retained in the business	20,097,192	20,482,688
Accumulated other comprehensive loss	(289,583)	(289,583)
	40,350,245	40,672,266
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders' equity	38,264,838	38,586,859
	$76,601,103	$76,081,126

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2008 and 2007
(UNAUDITED)
	2008	2007
Revenues:
Real estate management	$1,654,433	$2,718,932
Summer recreation operations	6,204	0
Land resource management	5,299	2,489,398
Rental income	583,816	718,892
	2,249,752	5,927,222
Costs and expenses:
Real estate management	1,685,435	2,526,295
Summer recreation operations	238,224	18,534
Land resource management	92,641	1,580,343
Rental income	319,119	329,941
General and administration	310,470	429,853
	2,645,889	4,884,966
Operating (loss) profit	(396,137)	1,042,256

Other income (expense):
Interest and other income	78,756	102,534
Interest expense (net of capitalized interest of $180,116 and $156,919, respectively	(266,315)	(242,383)
	(187,559)	(139,849)

(Loss) income from continuing operations before income taxes	(583,696)	902,407

(Credit) provision for income taxes	(198,200)	361,000

Net (loss) income before discontinued operations	(385,496)	541,407

Discontinued operations	0	86,618

Provision for income taxes on discontinued operations	0	34,000

Net income from discontinued operations	0	52,618

Net (loss) income	($385,496)	$594,025

Basic (loss) earnings per weighted average combined share:
Net (loss) income before discontinued operations	($0.16)	$0.22
Income from discontinued operations, net of tax	0.00	0.02
Net (loss) income	($0.16)	$0.24

Diluted (loss) earnings per weighted average combined share:
Net (loss) income before discontinued operations	($0.16)	$0.22
Income from discontinued operations, net of tax	0.00	0.02
Net (loss) income	($0.16)	$0.24

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED
JANUARY 31, 2008

(UNAUDITED)

					Accumulated
	Capital Stock (a)		Capital in Excess of	Earnings Retained in	Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (b)	Total

Balances, October 31, 2007	2,732,442	$819,731	$19,659,430	$20,482,688	($289,583)	($2,085,407)	$38,586,859

Net loss				($385,496)			($385,496)

Compensation recognized under employee stock plan			63,475				63,475

Balances, January 31, 2008	2,732,442	$819,731	$19,722,905	$20,097,192	($289,583)	($2,085,407)	$38,264,838

(a) Capital stock, at stated value of $.30 per combined share

(b) 282,018 shares held in treasury, at cost

See accompanying notes to unaudited financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
JANUARY 31, 2008 and 2007
(UNAUDITED)
	2008	2007
Cash Flows (Used In) Provided By Operating Activities:
Net (loss) income	($385,496)	$594,025
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Depreciation	347,323	262,270
Deferred income taxes	(198,200)	395,000
Gain on sale of assets	0	(898)
Compensation cost under employee stock plan	63,475	73,514
Changes in operating assets and liabilities:
Accounts receivable and mortgages receivable	204,446	270,478
Prepaid expenses and other assets	478,172	232,667
Land and land development costs	(1,042,206)	(300,804)
Accounts payable and accrued liabilities	(1,074,239)	(1,192,723)
Deferred income	191,777	(31,345)
Net cash (used in) provided by operating activities	(1,414,948)	302,184
Cash Flows Used In Investing Activities:
Proceeds from disposition of assets	0	975
Additions to properties	(378,164)	(27,512)
Payments received under direct financing lease arrangements, net	4,281	5,050
Cash held in escrow	(197,307)	(749,267)
Net cash used in investing activities	(571,190)	(770,754)
Cash Flows Provided By Financing Activities:
Proceeds from debt	3,834,020	10,454,853
Payment of debt	(1,911,360)	(9,311,907)
Deferred financing costs	0	(114,668)
Net cash provided by financing activities	1,922,660	1,028,278
Net (decrease) increase in cash and cash equivalents	(63,478)	559,708
Cash and cash equivalents, beginning	189,702	153,742
Cash and cash equivalents, end	$126,224	$713,450

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$452,968	$405,660
Income taxes	$500	$0

Supplemental disclosure of non cash investing activities:
Reclassification of assets from land and land development costs to land held for investment and land improvements, buildings and equipment	$572,563	$0

See accompanying notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Combination

     The  combined  financial  statements  include the accounts of Blue Ridge Real Estate Company and its wholly-owned  subsidiaries  (Northeast Land Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, Jack Frost National Golf Course, Inc., Blue Ridge Acquisition Company, BRRE Holdings, Inc., Coursey Commons Shopping Center, LLC, Coursey Creek, LLC, Cobble Creek, LLC and Flower Fields Motel, LLC) (“Blue Ridge”) and Big Boulder Corporation and its  wholly-owned  subsidiaries  (Lake  Mountain  Company and BBC  Holdings, Inc.) (“Big Boulder” and, together with Blue Ridge, the “Companies”).

     The combined condensed financial statements as of and for the three month periods ended January 31, 2008 and 2007 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined condensed financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2007 Annual Report on Form 10-K. In the opinion of management, the accompanying combined condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

     Management believes that its accounting policies regarding revenue recognition, land development costs, long lived assets, net investment in direct financing leases, deferred income and income taxes among others, affect its more significant judgments and estimates used in the preparation of its combined condensed financial statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There are no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2007 (“Fiscal 2007”).

     Certain amounts in the 2007 combined condensed financial statements have been reclassified to conform to the 2008 presentation.  The Companies have reclassified the operating results of the Oxbridge Square Shopping Center, to report discontinued operations, in accordance with guidance provided under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Upon evaluating the characteristics outlined in SFAS No. 144, the Companies concluded that reclassification to discontinued operations is appropriate, and consistent with reporting in the Companies’ annual filing as of October 31, 2007.  The Companies have also reclassified amounts for land improvements, buildings and equipment, net to land held for investment in order to more accurately reflect the value of the asset.

3. Segment Reporting

     The Companies currently operate in three business segments, which consist of Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management segments.

4. Income Taxes

     The (benefit) provision for income taxes for the three months ended January 31, 2008 and 2007 represents the estimated annual effective tax rate for the year ending October 31, 2008 and 2007.  The effective income tax rate for the first three months of fiscal 2008 and fiscal 2007 was estimated at 34% and 40%, respectively.

     Effective for the quarter ended January 31, 2008, and thereafter, the Companies adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 requires the Companies to clarify its accounting for uncertainty in income taxes recognized in its financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 had no impact on the combined financial statements of the Companies.

     The Companies’ continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense in its combined financial statements. As of and for the three months ended January 31, 2008, no interest and penalties have been accrued in the combined balance sheet and no expense has been incurred in the combined statement of operations.

     At January 31, 2008, federal and state tax returns for years ending October 31, 2004 and later are subject to future examination by the respective tax authorities.

5.  Stock Based Compensation

     During the three months ended January 31, 2008, no stock options were issued or exercised.

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

     Option activity during the period ended January 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2007	64,600	$36.93	$2,385,600	3.4
Granted	--	--	--
Exercised	--	--	--
Canceled	--	--	--
Outstanding at January 31, 2008	64,600	$36.93	$2,385,600	3.1

Options exercisable at January 31, 2008	41,905	$36.01

Option price range	$34.00-$39.00

       Activity related to non-vested options for the period ended January 31, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value Price
Non vested at October 31, 2007	29,862	$9.25
Granted	--	--
Vested	(7,167)	(10.60)
Non-vested at January 31, 2008	22,695	$8.82

     No options were exercised during the three months ended January 31, 2008 or 2007.  The Companies expect to recognize compensation expense related to non-vested awards totaling approximately $105,923 over the next two years based on graded average vesting.

     The Companies’ policy regarding the exercise of options is that optionees utilize an independent broker to manage the transaction, whereby, the broker sells the exercised shares on the open market.

6.  Land and Land Development Costs

     Land and improvements in progress held for development consists of the following:

	1/31/2008	10/31/2007
Land unimproved designated for development	$600,980	$596,931
Infrastructure development	13,042,306	13,116,261
Residential development	6,626,179	5,755,379
Golf Course Development	0	331,251
	$20,269,465	$19,799,822

     The decrease in Golf Course Development was the result of the reclassification of costs to land improvements and equipment upon completion of the installation of landscaping and an irrigation system at the Jack Frost National Golf Course Clubhouse.

     The increase in Residential Development was primarily due to construction costs associated with the Woodsbluff Court duplex units ($152,498) located in the Laurelwoods II residential community and with the Boulder Lake Village condominium project ($707,875) located on Big Boulder Lake.

     The decrease in Infrastructure Development was primarily the result of fees charged to third party operators based on their proportional use of the Jack Frost Sewage Treatment Plant ($483,973.)  This reduction was offset by expenses associated with the advancement of a number of other projects, most notably the Jack Frost Sewage Treatment Plant (171,114); the subdivision at Jack Frost National Golf Course ($61,279); the expansion of the lagoon at Jack Frost ($36,432); the preparation for sale of 60 residential lots at Big Boulder ($42,826); and, the continuation of development of River Road ($18,248.)

7.  Land

	1/31/08	10/31/07
Land held for investment
Land – Principally unimproved	$2,292,857	$2,071,405
Land – Commercial rental properties	5,863,425	5,863,425
	$8,156,282	$7,934,830

Land held for recreation
Land – Golf course	$8,656,154	$8,656,154
Land – Ski areas	37,706	37,706
	$8,693,860	$8,693,860

     For the quarter ended January 31, 2008, the increase in land-principally unimproved was the result of surveying costs on the Fern Ridge land.

8.  Pension Benefits

   Components of Net Periodic Benefit Cost:

	Three Months Ended
	1/31/08	1/31/07

Service Cost	$45,000	$45,750
Interest Cost	79,250	73,750
Expected return on plan assets	(95,000)	(86,250)

Net amortization and deferral:
Amortization of transition obligation	717	717
Amortization of prior service cost	69	52
Amortization of accumulated gain	0	15,000
Net amortization and deferral	786	15,769

Total net periodic pension cost	$30,036	$49,019

     The Companies expect to contribute $509,449 to its pension plan in fiscal 2008.  As of January 31, 2008, contributions have been made totaling $97,350.  The Companies anticipate contributing an additional $412,099 to fund its pension in fiscal 2008.

9.  Discontinued Operations

     On June 16, 2006, the Oxbridge Square Shopping Center was sold as a Section 1031 tax deferred exchange and as a result of the Companies no longer being involved with that business, the operating activity for the three months ending January 31, 2007 is reported as a discontinued operation.  The operating results of the Oxbridge Square Shopping Center were previously reported in the Rental Income segment.

     Operating results for the discontinued operation of the Oxbridge Square Shopping Center for the three months ended January 31, 2007 were as follows:

Three months ended
January 31, 2007
Revenues	$86,720

Expenses	102
Interest Expense	0
Total Expenses	102

Income from discontinued operations before income taxes	$86,618

10.  Investment in Direct Financing Leases

     The Companies lease the Jack Frost and Big Boulder ski areas under direct financing leases through 2034.  The leases provide for minimum payments plus scheduled increases based upon the consumer price index, not to exceed 4% in any given year.  Minimum future lease payments due under those leases at January 31, 2008 is as follows:

Year ending October 31:
2009	$249,839
2010	256,085
2011	262,487
2012	269,049
2013	275,775
Thereafter	15,783,091
TOTAL	$17,096,326

     The Companies net investment in direct financing leases consists of the following as of January 31, 2008:

Minimum future lease payments	$8,665,447
Unguaranteed residual value of lease properties	8,430,879
Gross investment in lease	17,096,326
Unearned income	(8,759,228)
Net investment in direct financing leases	$8,337,098

     Unearned income is amortized into earnings using the interest method.  The scheduled payment increase over the terms of the leases have been accounted for on a straight line basis in accordance with generally accepted accounting principles, and is evaluated for collectibility on an ongoing basis.

11.  Per Share Data

     Earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during the period.  Diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the three months ended January 31, 2007, net of assumed repurchases using the treasury stock method. Certain unexercised stock options to purchase shares of the Companies’ common stock were excluded from the dilutive calculation for the three months ended January 31, 2008 due to the exercise price of the options being greater than the market price of the Companies’ common stock.

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods are presented  as follows:

	Three Months Ended
	1/31/08	1/31/07
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,443,024
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	0	4,340
Combined shares used to compute dilutive effect of stock option	2,450,424	2,447,364

     Basic (loss) earnings per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended
	1/31/08	1/31/07
Net (loss) income before discontinued operations	($385,496)	$541,407
Weighted average combined shares of common stock outstanding	2,450,424	2,443,024
Basic (loss) earnings per weighted average combined share	($0.16)	$0.22

     Diluted (loss) earnings per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended
	1/31/08	1/31/07
Net (loss) income before discontinued operations	($385,496)	$541,407
Combined shares used to compute dilutive effect of stock option	2,450,424	2,447,364
Basic (loss) earnings per weighted average combined share	($0.16)	$0.22

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 17A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made based upon, among other things, current assumptions by management, expectations and beliefs concerning future developments and their potential effect on the Companies.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  All statements, other than statements of historical fact, regarding the Companies’ strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements,” including but not limited to statements regarding the current and future real estate market in the Pocono Mountains; the timing and outcome of the Companies’ planned land development; compensation expense related to non-vested awards; contributions to the Companies’ pension plan; the Companies’ land development and infrastructure plans in and around Jack Frost Mountain and Big Boulder Lake and Ski Resort; and the Companies’ anticipated cash needs.

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

▪

Actions by the Companies’ competitors.

In addition, you should refer to the “Risk Factors” in the Companies’ Annual Report on Form 10-K for the fiscal year ended October 31, 2007 for a discussion of other factors that may cause the Companies’ actual results to differ materially from those implied by the Companies’ forward-looking statements.  As a result of these factors, the Companies’ cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate.  Furthermore, if the Companies’ forward-looking statements prove to be inaccurate, the inaccuracy may be material.  In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by the Companies or any other person that the Companies will achieve their objectives and plans in any specified time frame, if at all.

The Companies’ may not update these forward-looking statements, even though their situation may change in the future.

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

Since the completion of the Companies’ last large-scale real estate development project in the 1980s, which established the Companies’ four resort communities, management was primarily focused on the promotion and maintenance of the two ski areas, the Companies’ summer operations and the resort communities.  Beginning in the fiscal year ended October 31, 2001, the Companies began to refocus their attention on the further development of their real estate holdings.  Management is continuing to evaluate the feasibility of the Companies’ current real estate projects based on market demand and economic conditions.

The Companies own 16,970 acres of land in Northeastern Pennsylvania.  Of these land holdings, the Companies’ have designated 4,973 acres as held for development and are moving forward with governmental approvals in connection with such development.  Management believes that the Companies’ primary focus should be on the construction of single and multi-family dwellings in proximity to the Jack Frost Mountain and Big Boulder Ski Areas.  It is expected that all of the Companies’ planned developments will result in approximately 3,700 lots or units, some of which will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.

The Companies are constructing Phase I and II of the Laurelwoods II community of single and multi-family homes and a condominium project known as Boulder Lake Village.  The Companies are also moving forward with plans to develop other residential communities near Jack Frost Mountain and Big Boulder Ski Resorts.  This is part of the Companies’ comprehensive plan for their “core land” development in and around their two ski areas.

For the fiscal year ended October 31, 2008, or Fiscal 2008, management intends to continue selective sales and purchases of land, some of which may be treated as section 1031 tax deferred exchanges under the Internal Revenue Code.  Management is also taking various steps to attract new home and land sale customers. For example, purchasers who want to purchase newly constructed single family homes in the Companies’ Laurelwoods II community development and can make a down payment of at least 20%, have the option of financing their mortgage through Big Boulder Corporation with interest only payments for five years.  The Companies are also offering to the purchasers of the Laurelwoods II single family and duplex townhomes $8,000 toward the payment of such purchaser’s closing costs, prepaid dues for a one year membership with the Lake Mountain Club and complimentary passes to the Jack Frost National Golf Course.  The Companies are also offering to pay six months’ of homeowner’s association fees on behalf of any current homeowner in the Blue Heron, Midlake Condominium, Laurelwoods Community and Snow Ridge Village developments that provide a purchaser referral which results in the sale of a Laurelwoods II single family home.  The Companies are also offering financing opportunities for the purchase of selected tracts of land.

The Companies also generate revenue by the selective timbering of the Companies’ land.  The selection of parcels is based upon the Companies’ current real estate development activities.

The Jack Frost National Golf Course opened in the spring of 2007.  Construction of the temporary clubhouse was completed and opened to guests on August 11, 2007.

The Companies are in various stages of approval for the community surrounding the Jack Frost National Golf Course.  This community is expected to include approximately 1,100 homes and will be comprised of approximately 40% single family homes and 60% multi-family units, as well as golf club amenities and the necessary infrastructure.

The Companies also expect that certain subdivisions may be sold outright in phases to nationally-recognized land developers in order to facilitate the market for housing and to reduce the inherent risk associated with land development.

The Companies currently operate two real estate sales offices.  Jack Frost-Big Boulder Real Estate is located in Lake Harmony, Pennsylvania and markets new and previously owned homes in and around the Companies’ resort communities primarily to buyers seeking a second home.  The Stoney Run Realty office located in Stroudsburg, Pennsylvania offers custom-built, single family homes in the Pocono region.  These homes primarily attract customers from nearby metropolitan areas in Pennsylvania, New York and New Jersey.  All of these custom-built homes are built by the Companies’ construction division, Moseywood Construction Company.

Recent Developments

Effective November 30, 2007, the Companies terminated the management contract for the Jack Frost National Golf Course with the prior management company, Golf Strategies, LLC.  After accepting and reviewing proposals from several golf course management companies, on December 15, 2007, the Companies entered into a golf course management contract with Billy Casper Golf, LLC.  The initial term of the contract commenced on January 1, 2008 and terminates on December 31, 2010 and may be renewed for a subsequent three year term.

Management is currently evaluating the timing of installation of a water system and related infrastructure improvements to service future residential development sites surrounding Big Boulder Lake.  The Companies anticipate receiving approval from the township to connect Boulder Lake Village Condominium “Building J” to the existing Midlake Condominium water system, thereby deferring costs of constructing the proposed water system until such time as a decision is made to move forward with the additional planned projects surrounding Big Boulder Lake.

During the first quarter of Fiscal 2008, the Companies entered into two agreements of sale for Laurelwoods II duplex units 335 and 336.  As a result, construction has been started on two duplex buildings comprised of a total of four units.  Currently there are four duplex units completed, one of which has been furnished and decorated to serve as a model unit.

Construction of “Building J” at Boulder Lake Village is currently underway.  Management is carefully monitoring its construction progress.  Currently the Companies have one agreement of sale for a condominium third floor penthouse unit.  Reservations are being accepted for the other 17 planned units in “Building J”.  Completion of the entire project is anticipated in the later part of July or early August.

Due to the recent decline in the housing market nationwide, the Companies continue to monitor the progress of residential home sales within the northeast region and are moving ahead cautiously with real estate operations.

The Companies continue to research income producing investment properties for potential acquisition.

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

Timbering revenues from stumpage contracts are recognized at the time a stumpage contract is signed in accordance with Staff Accounting Bulletin No. 104 – Revenue Recognition, (“SAB 104”). At the time a stumpage contract is signed, the risk of ownership is passed to the buyer at a fixed, determinable cost.  Reasonable assurance of collectibility is determined by the date of signing and, at that time, the obligations of the Companies’ are satisfied.  Therefore, full accrual recognition at the time of contract execution is appropriate under SAB 104 guidance.

The Companies recognize income on the disposition of real estate in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" (“SFAS 66”) using the full accrual method.  The full accrual method is appropriate at closing when the sales contract has been signed, the buyer has arranged permanent financing and the risks and rewards associated with ownership have been transferred to the buyer.  In the few instances that the Companies finance the sale, more than a 20% down payment is required from the buyers.  The remaining financed purchase price is not subject to subordination.  Down payments of less than 20% are accounted for as deposits as required by SFAS 66.

The costs of developing land for resale as resort homes and the costs of constructing certain related amenities are allocated to the specific parcels to which the costs relate. Such costs, as well as the costs of construction of the resort homes, are charged to operations as sales occur. Land held for resale and resort homes under construction are stated at lower of cost or market.

The Companies recognize revenue on custom home construction in accordance with SFAS 66.  Under the provisions of SFAS 66, revenues and costs are recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed and may only require a refund in the event of non-delivery, if the sales proceeds are collectible and if the aggregate sales proceeds and the total cost of the project can be reasonably estimated.  Total estimated revenues and construction costs are reviewed periodically, and any change is applied prospectively.

Management’s estimate of deferred tax assets and liabilities is primarily based on the difference between the tax basis and financial reporting basis of depreciable assets and the net investment in direct financing leases, like-kind exchanges of assets, net operating losses, stock options and accruals.  Valuation allowances are established when necessary to reduce tax assets to the amount expected to be realized.

The Companies have capitalized as the net investment in direct financing leases that portion of the leased premises pertaining to Jack Frost Mountain and Big Boulder Ski Areas, which met the criteria for accounting for a portion of the lease transactions as direct financing leases.  The accounting was based on estimates and assumptions about the fair values and estimated useful lives of the leased properties, as well as the collectibility of lease payments and recoverability of the unguaranteed residual value of the leased properties.  The Companies will periodically review the net investment in direct financing leases for events or changes in circumstances that may impact collectibility, and recoverability of the unguaranteed residual value of leased properties.

The Companies capitalize as land and land development costs, the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use.  The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method.  Revenue is recognized upon signing of the closing documents.  At closing, a binding contract is in effect, the buyer has arranged for permanent financing and the Companies are assured of payment in full.  Also at the time of closing, the risks and rewards associated with ownership have been transferred to the buyer.  Selling expenses are charged against income in the period incurred.

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

Deferred income consists of dues, rents and deposits on land or home sales. Rents that are not yet earned are related to the Companies’ commercial properties that have been paid in advance, and dues are related to memberships in their hunting and fishing clubs and golf course memberships paid in advance. The Companies recognize revenue related to the hunting and fishing clubs and golf course memberships over the one-year period that the dues cover.  The Companies recognize revenue related to the fishing club over a five month period from May through September.  Deposits are required on land and home sales.

The Companies have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Results of Operations for the Three Months Ended January 31, 2008 and 2007

Operations for the three months ended January 31, 2008 resulted in net loss of ($385,496), or ($0.16) per combined share compared to net income of $594,025, or $0.24 per combined share for the three months ended January 31, 2007.

Revenues

Combined revenue of $2,249,752 for the three months ended January 31, 2008 represents a decrease of $3,677,470 compared to the three months ended January 31, 2007.  Real Estate Management Operations / Rental Operations revenue decreased $1,199,575 or 35% for the three months ended January 31, 2008 compared to the three months ended January 31, 2007. Summer operations revenue increased $6,204 for the three months ended January 31, 2008 compared to the three months ended January 31, 2007. Land resource management revenue decreased $2,484,099 for the three months ended January 31, 2008 compared to the three months ended January 31, 2007.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations had revenue of $2,238,249 for the three months ended January 31, 2008 compared to $3,437,824 for the three months ended January 31, 2007, which resulted in a decrease of $1,199,575 or 35%, which was primarily attributed to a decrease in Moseywood Construction Company’s new home construction sales.  Revenue for the new home construction for the three months ended January 31, 2008 was $1,233,464 compared to $2,205,308 for the three months ended January 31, 2007 for a decrease of $971,844 or 44%. This is the result of having fewer homes under construction in Fiscal 2008 (26 homes) as compared to Fiscal 2007 (41 homes). The remaining decrease in revenue was primarily due to a reduction in sales commissions on new single residential home sales at our resort communities. Rental income for the three months ended January 31, 2008 was $583,816 as compared to $718,892 for the three months ended January 31, 2007 for a decrease of $135,076 or 19%.

Summer Recreation Operations

Summer operations revenue for the three months ended January 31, 2008 was $6,204 as compared to $0 for the three months ended January 31, 2007. This was the result of the Jack Frost National Golf Course opening for its inaugural season in April 2007.

Land Resource Management

For the three months ended January 31, 2008, Land Resource Management had revenue of $5,299 compared to $2,489,398 for the three months ended January 31, 2007, which resulted in a decrease of $2,484,099.  This decrease is primarily attributable to no home sales in the Laurelwoods II community for the three months ended January 31, 2008 as compared to four home sales in Laurelwoods II for the three months ended January 31, 2007, which resulted in decreased revenue of $1,588,620. For the three months ended January 31, 2008, land sale revenue was $4,999 as compared to $825,478 for the three months ended January 31, 2007 for a decrease of $820,479 or 99%.  Land sales occur sporadically and do not follow any set schedule.  Timbering revenues for the three months ended January 31, 2008 was $0 as compared to $75,000 for one timbering contract generated for the three months ended January 31, 2007.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the three months ended January 31, 2008 were $2,004,554 compared to $2,856,236 for the three months ended January 31, 2007, which represents a decrease of $851,682, or 30%.  The decrease was mainly attributable to fewer homes sold in 2008.  For the three months ended January 31, 2008, construction operating costs were $275,511 compared to $336,045 for the three months ended January 31, 2007 for a decrease of $60,534 or 18% primarily as a result of decreases in sales commissions ($30,323 or 36%), advertising ($13,618 or 23%), and insurance ($11,766 or 45%).  For the three months ended January 31, 2008, construction costs were $1,170,251 compared to $1,888,328 for the three months ended January 31, 2007 for a decrease of $718,077.

Summer Recreation Operations

Operating expenses associated with Summer Operations were the result of the opening of the Jack Frost National Golf Course in April 2007. For the three months ended January 31, 2008 operating costs were primarily salaries and wages ($63,136 or 26%), insurance ($14,595 or 6%), equipment rental ($11,999 or 5%) and depreciation ($73,283 or 30%).

Land Resource Management

Operating costs associated with Land Resource Management for the three months ended January 31, 2008 were $92,641 compared with $1,580,343 for the three months ended January 31, 2007 which represents a decrease of $1,487,702.  This is primarily attributable to decreased construction costs related to real estate development which was $2,884 for the three months ended January 31, 2008 as compared to $1,066,825 for the three months ended January 31, 2007 for a decrease of $1,063,941.  Land Resource Management operating expenses for the three months ended January 31, 2008 were $76,509 as compared to $351,493 for the three months ended January 31, 2007 for a decrease of $274,984. Operating expense decreases were primarily the result of no salaries (a decrease of $49,488), sales commissions (a decrease of $78,833), professional fees (a decrease of $55,565) and closing related costs (a decrease of $34,818). These decreases are the result of no new home sales in the Laurelwoods II community for the three months ended January 31, 2008 as compared to four new home sales in Laurelwoods II for the three months ended January 31, 2007.

General and Administration

General and Administration costs for the three months ended January 31, 2008 were $310,470 compared to $429,853 for the three months ended January 31, 2007, which represents a decrease of $119,383, or 28%.  This is the result primarily of reduced pension expense (a decrease of $43,920 or 63%) and reduced salaries and benefits (a decrease of $32,316 or 33%).  Pension expense decreased due to a reduced estimate developed by the Companies’ actuary that was driven by a change in the discount rate and no amortization of the recognized loss for fiscal 2008.  Salaries and wages have decreased due to a reallocation of costs to better reflect the time expenditure of several employees on various development projects.

Other Income (Expense)

Interest and other income was $78,756 for the three months ended January 31, 2008 compared to $102,534 for the three months ended January 31, 2007 which represents a decrease of $23,778.  This decrease is primarily attributable to reimbursed real estate taxes in the first fiscal quarter of 2007 from the sale of the Burger King commercial property.

Interest expense for the first three months of Fiscal 2008 was $266,315 compared to $242,383 for the three months ended January 31, 2007, which represents an increase of $23,932. Interest expense associated with the Laurelwoods II development for the three months ended January 31, 2008 was $15,889 as compared to $0 for the three months ended January 31, 2007, which represents interest expense on all completed unsold units where interest is no longer being capitalized. Additionally, interest on the Laurelwoods II duplexes ($14,458) and the Jack Frost National temporary clubhouse ($3,378) were new to interest expense in Fiscal 2008.  Interest expense on investment properties owned by the Companies decreased by $4,178 for the three months ended January 31, 2008 as compared to the three months ended January 31, 2007 as a result of the sale of Blue Heron Unit 63 in March 2007.

Discontinued Operations

There were no discontinued operations for the three months ended January 31, 2008.  The discontinued operations for the three months ended January 31, 2007 resulted from residual rental revenue of $86,618 received from the Oxbridge Square Shopping Center that was sold in June 2006.

Tax Rate

The effective Tax Rate for the three months ended January 31, 2008 was 34% and for the three months ended January 31, 2007 was 40%.  The rate for 2008 is specific to federal taxes.  There is no provision for state income tax because the Companies have state net operating loss carryforwards that have been fully reserved.  That benefit is being realized resulting in no state income tax expense for 2008.

Liquidity and Capital Resources

The Combined Condensed Statement of Cash Flows reflects net cash used in operating activities of $1,414,948 for the three months ended January 31, 2008 compared to net cash provided by operating activities of $302,184 for the three months ended January 31, 2007. The change in net cash used in operating activities for the three months ended January 31, 2008 was primarily a result of an approximately $980,500 fluctuation from profit to loss and an increase in spending on land and land development costs of approximately $741,000.

For the three months ended January 31, 2008, our major capital expenditures were for the construction of the following; Building J in the Boulder Lake Village condominium community on Big Boulder Lake, four duplex units in the Laurelwoods II residential community at Big Boulder Ski Area and a custom home for Moseywood Construction Company, which was intended to be a model home but has subsequently been sold to a third party with closing scheduled for the second quarter of Fiscal 2008.

The Companies have a line of credit with Manufacturers and Traders Trust Company in the aggregate amount of $25,000,000 to fund real estate development.  Interest is due and payable on a monthly basis at a rate equal to LIBOR (as announced by the Wall Street Journal as of the first day of the calendar month) plus 250 basis points, which equaled 7.35% at January 31, 2008.  A portion of the proceeds from home sales are required to pay down the principal balance.  The remaining principal and any accrued interest is due and payable on April 19, 2010.  The Companies are using $6,000,000 of this line of credit to fund construction of residential development projects.  At January 31, 2008, $2,612,400 was outstanding on this sub-limit.  A total of $12,900,000 of this line of credit is used to fund site development improvements for residential developments.  At January 31, 2008, $4,826,733 was outstanding on this sub-limit. The remaining $6,100,000 of this line of credit is used to fund the expansion of the water and sewer systems at both Big Boulder and Jack Frost Mountain Ski Areas in order to accommodate the new construction.  At January 31, 2008, $2,201,510 was outstanding on the $6,100,000 sub-limit.  The term on this sub-limit is two years with interest only payments due until the maturity date after which time the Companies plan to seek a term mortgage note. The total principal amount outstanding under the line of credit will not exceed the lesser of (a) $25,000,000, or (b) 80% of the cost or appraised value of the units.

The Companies have two other lines of credit with Manufacturers and Traders Trust Company totaling $8.1 million: a $3.1 million line for general operations and a $5 million line for real estate transactions.  During the three months ended January 31, 2008, we borrowed against the $3.1 million line of credit in varying amounts with a maximum amount of $3,021,682.  At January 31, 2008, $2,995,009 is outstanding on the $3.1 million line and there are no borrowings outstanding on the $5 million line.  Included in the outstanding balance on the $3.1 million line is $161,744 of outstanding checks in excess of available cash balances.  The rates of interest are one percentage point less than the prime rate on the $3.1 million line (which equaled 5.0% at January 31, 2008) and one half of one percentage point (0.50%) less than the prime rate on the $5.0 million line (which equaled 5.5% at January 31, 2008).

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Lines of Credit	$2,995,009	$2,995,009	$0	$0	$0
Long-Term Debt	25,193,095	7,273,132	10,579,303	724,478	6,616,182
Capital Leases	200,486	45,759	154,727	0	0
Purchase Obligations	1,098,224	1,098,224	0	0	0
Pension Contribution Obligations	412,099	412,099	0	0	0
Other Long-Term Obligations	0	0	0	0	0

Total Contractual Cash Obligations	$29,898,913	$11,824,223	$10,734,030	$724,478	$6,616,182

Purchase obligations consist of material contracts totaling $1,705,092, with eleven separate contractors relating to real estate development.  Payments made through January 31, 2008 total $606,868.

We anticipate that the funds needed for future operations and to implement our land development strategy will be satisfied through cash from operations, borrowed funds, public offerings or private placements of debt or equity. We expect that with respect to land development, future construction will be conducted in phases, with the profits from each phase used to fund additional future construction. Construction is being implemented in phases as to reduce market risk associated with changing economic conditions.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At January 31, 2008, our variable rate indebtedness represented 70% of our total debt outstanding.  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.  We do not believe that the interest rate risk associated with our variable rate debt could have a material impact on the combined financial statements.  The fixed and variable debt is detailed as follows:

Long-term debt:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Fixed rate	$8,377,920	$264,010	$928,745	$614,716	$6,570,449
Average interest rate		7.68%	7.78%	8.10%	5.59%

Variable rate	20,010,670	10,049,891	9,805,285	109,762	$45,732
Average interest rate		6.76%
	$28,388,590	$10,313,901	$10,734,030	$724,478	$6,616,181

Exposure to market risk may also exist in our mortgages receivable issued in connection with land sales.  Mortgages receivable are considered fully collectible by management and accordingly, no allowance for loan losses is considered necessary.

Item 4.  CONTROLS AND PROCEDURES

a)  Evaluation of Disclosure Controls and Procedures.

Management, with the participation of the Companies’ chief executive officer and chief financial officer, evaluated the effectiveness of the Companies’ disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Companies’ chief executive officer and chief financial officer concluded that the Companies’ disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to the Companies’ management, including the Companies’ principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Companies believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Change in Internal Control over Financial Reporting.

No change in the Companies' internal control over financial reporting occurred during the Companies’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Companies are presently party to certain lawsuits arising in the ordinary course of their business.  The Companies believe that none of their current legal proceedings will be material to their business, financial condition or results of operations.

Item 1A.  RISK FACTORS

No update.

Item 6.   EXHIBITS

Exhibit Number	Description
31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   March 17, 2008

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   March 17, 2008

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