Form 10-Q
period 2008-04-30
BLUE RIDGE REAL ESTATE CO
filed 2008-06-16
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

☐YES          ☒NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on June 13, 2008 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Condensed Balance Sheets - April 30, 2008 and October 31, 2007

1

Combined Condensed Statements of Operations - Three and Six Months ended

April 30, 2008 and 2007

2

Combined Condensed Statement of Changes in Shareholders’ Equity –

Six months ended April 30, 2008

3

Combined Condensed Statements of Cash Flows - Six Months Ended

April 30, 2008 and 2007

4

Notes to Financial Statements

5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

16

Item 4T.  Controls and Procedures

16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

17

Item 1A.  Risk Factors

17

Item 4  Submission of Matters to a Vote of Security Holders

17

Item 6.  Exhibits

18

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS
	(UNAUDITED)
ASSETS	04/30/08	10/31/07
Land and land development costs (4,972 and 4,793 acres per land ledger)	$21,047,861	$19,799,822
Land improvements, buildings and equipment, net	28,524,076	28,879,722
Land held for investment (11,494 and 11,496, respectively, acres per land ledger)	8,156,279	7,934,830
Land held for recreation (514 acres per land ledger)	8,693,860	8,693,860
Net investment in direct financing leases	8,332,818	8,341,379
Cash and cash equivalents	252,074	189,702
Cash held in escrow	250,745	12,080
Prepaid expenses and other assets	1,214,846	1,645,131
Accounts receivable and mortgages receivable	680,774	584,600
	$77,153,333	$76,081,126

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Debt	$28,826,825	$26,465,930
Accounts payable	$844,538	$1,415,543
Accrued liabilities	508,081	554,420
Deferred income	1,218,233	783,407
Amounts due to related parties	32,709	48,959
Deferred income taxes	$7,260,600	7,625,000
Accrued pension expense	498,759	601,008
Total liabilities	39,189,745	37,494,267

Commitments and contingencies

COMBINED SHAREHOLDERS' EQUITY:
Capital stock, without par value, stated value $.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442	819,731	819,731
Capital in excess of stated value	19,743,955	19,659,430
Earnings retained in the business	19,774,892	20,482,688
Accumulated other comprehensive loss	(289,583)	(289,583)
	40,048,995	40,672,266
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders' equity	37,963,588	38,586,859
	$77,153,333	$76,081,126

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2008 and 2007
(UNAUDITED)	Three Months Ended		Six Months Ended
	4/30/08	4/30/07	4/30/08	4/30/07
Revenues:
Real estate management	$1,247,840	$1,530,509	$2,902,273	$4,249,441
Summer recreation operations	33,631	160,714	39,835	160,714
Land resource management	556,943	804,068	562,242	3,293,466
Rental income	617,682	633,616	1,201,498	1,352,508
	2,456,096	3,128,907	4,705,848	9,056,129
Costs and expenses:
Real estate management	1,375,773	1,601,145	3,061,208	4,127,440
Summer recreation operations	306,449	158,211	544,673	176,745
Land resource management	440,491	633,353	533,132	2,213,696
Rental income	338,297	337,889	657,416	667,830
General and administration	303,331	382,212	613,801	812,065
	2,764,341	3,112,810	5,410,230	7,997,776
Operating (loss) profit	(308,245)	16,097	(704,382)	1,058,353

Other income (expense):
Interest and other income	57,357	80,825	136,113	183,359
Interest expense (net of capitalized interest for the three and six months ended April 30, 2008 and 2007of $132,499, $131,453, $312,615 and 288,372, respectively.)	(237,612)	(307,761)	(503,927)	(550,144)
	(180,255)	(226,936)	(367,814)	(366,785)

(Loss) income from continuing operations before income taxes	(488,500)	(210,839)	(1,072,196)	691,568

(Credit) provision for income taxes	(166,200)	(84,000)	(364,400)	277,000

Net (loss) income before discontinued operations	(322,300)	(126,839)	(707,796)	414,568

Discontinued operations	0	0	0	86,618

Provision for income taxes on discontinued operations	0	0	0	34,000

Net income from discontinued operations	0	0	0	52,618

Net (loss) income	(322,300)	($126,839)	(707,796)	$467,186

Basic (loss) earnings per weighted average combined share:
Net (loss) income before discontinued operations	($0.13)	($0.05)	($0.29)	$0.17
Income from discontinued operations, net of tax	$0.00	$0.00	$0.00	$0.02
Net (loss) income	($0.13)	($0.05)	($0.29)	$0.19

Diluted (loss) earnings per weighted average combined share:
Net (loss) income before discontinued operations	($0.13)	($0.05)	($0.29)	$0.17
Income from discontinued operations, net of tax	$0.00	$0.00	$0.00	$0.02
Net (loss) income	($0.13)	($0.05)	($0.29)	$0.19

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED
APRIL 30, 2008

(UNAUDITED)

					Accumulated
	Capital Stock (a)		Capital in Excess of	Earnings Retained in	Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (b)	Total

Balances, October 31, 2007	2,732,442	$819,731	$19,659,430	$20,482,688	($289,583)	($2,085,407)	$38,586,859

Net loss				($707,796)			($707,796)

Compensation recognized under employee stock plan			84,525				84,525

Balances, April 30, 2008	2,732,442	$819,731	$19,743,955	$19,774,892	($289,583)	($2,085,407)	$37,963,588

(a) Capital stock, at stated value of $.30 per combined share

(b) 282,018 shares held in treasury, at cost

See accompanying notes to unaudited financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
APRIL 30, 2008 and 2007
(UNAUDITED)
	2008	2007
Cash Flows (Used In) Provided By Operating Activities:
Net (loss) income	($707,796)	$467,186
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Depreciation	697,562	507,950
Deferred income taxes	(364,400)	311,000
Loss (gain) on sale of assets	24,848	(2,573)
Compensation cost under employee stock plan	84,525	136,989
Changes in operating assets and liabilities:
Cash held in escrow	(238,665)	0
Accounts receivable and mortgages receivable	163,625	(679,641)
Prepaid expenses and other assets	430,287	135,384
Land and land development costs	(1,820,603)	(1,353,140)
Accounts payable and accrued liabilities	(735,842)	(1,190,601)
Deferred income	434,826	301,094
Net cash used in operating activities	(2,031,633)	(1,366,352)
Cash Flows Used In Investing Activities:
Proceeds from disposition of assets	14,250	2,650
Additions to properties	(289,701)	(51,034)
Payments received under direct financing lease arrangements, net	8,561	10,099
Net cash used in investing activities	(266,890)	(38,285)
Cash Flows Provided By Financing Activities:
Proceeds from debt	6,904,979	12,999,914
Payment of debt	(4,544,084)	(11,679,116)
Deferred financing costs	0	(120,493)
Proceeds from exercise of stock options	0	251,600
Net cash provided by financing activities	2,360,895	1,451,905
Net increase in cash and cash equivalents	62,372	47,268
Cash and cash equivalents, beginning	189,702	153,742
Cash and cash equivalents, ending	$252,074	$201,010

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$824,252	$796,555
Income taxes	$500	$68,993

Supplemental disclosure of non cash investing activities:
Reclassification of assets from land and land development costs to land held for investment and land improvements, buildings and equipment	$348,388	$0

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

     The combined condensed financial statements as of and for the six month periods ended April 30, 2008 and 2007 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined condensed financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2007 Annual Report on Form 10-K. In the opinion of management, the accompanying combined condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

     Certain amounts in the 2007 combined condensed financial statements have been reclassified to conform to the 2008 presentation.  The Companies have reclassified the operating results of the Oxbridge Square Shopping Center, to report discontinued operations, in accordance with guidance provided under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Upon evaluating the characteristics outlined in SFAS No. 144, the Companies concluded that reclassification to discontinued operations is appropriate, and consistent with reporting in the Companies’ annual filing as of October 31, 2007.  The Companies have also reclassified amounts for land improvements, buildings and equipment, net to land held for investment in order to more accurately reflect the intended use of the asset.

     Cash held in escrow represents deposits held by the Companies for real estate transactions or funds placed with a third party intermediary for the purpose of a IRS Section 1031 tax deferred exchange.

3. Segment Reporting

     The Companies currently operate in three business segments, which consist of Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management segments.

4. Income Taxes

     The (benefit) provision for income taxes for the three and six months ended April 30, 2008 and 2007 represents the estimated annual effective tax rate for the year ending October 31, 2008 and 2007.  The effective income tax rate for the first six months of fiscal 2008 and fiscal 2007 was estimated at 34% and 40%, respectively.

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

     The Companies’ continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense in its combined financial statements. As of and for the six months ended April 30, 2008, no interest and penalties have been accrued in the combined balance sheet and no expense has been incurred in the combined statement of operations.

     At April 30, 2008, federal and state tax returns for years ending October 31, 2004 and later are subject to future examination by the respective tax authorities.

5.  Stock Based Compensation

     During the six months ended April 30, 2008, no stock options were issued or exercised.

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

     Option activity during the period ended April 30, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2007	64,600	$36.93	$2,385,600	3.4
Granted	--	--	--
Exercised	--	--	--
Canceled	--	--	--
Outstanding at April 30, 2008	64,600	$36.93	$2,385,600	2.9

Options exercisable at April 30, 2008	45,488	$36.20

Option price range	$34.00-$39.00

       Activity related to non-vested options for the period ended April 30, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value Price
Non vested at October 31, 2007	29,862	$9.25
Granted	--	--
Vested	(10,750)	(10.36)
Non-vested at April 30, 2008	19,112	$8.62

     No options were exercised during the six months ended April 30, 2008.  A total of 7,400 options were exercised during the six months ended April 30, 2007.  The Companies expect to recognize compensation expense related to non-vested awards totaling approximately $85,466 over the next two years based on graded average vesting.

     The Companies’ policy regarding the exercise of options is that optionees utilize an independent broker to manage the transaction, whereby, the broker sells the exercised shares on the open market.

6.  Land and Land Development Costs

     Land and improvements in progress held for development consists of the following:

	4/30/2008	10/31/2007
Land unimproved designated for development	$527,671	$596,931
Infrastructure development	13,261,689	13,116,261
Residential development	7,258,501	5,755,379
Golf Course development	0	331,251
	$21,047,861	$19,799,822

The decrease in Land unimproved designated for development was due to the sale of a parcel of land in Saylorsburg, Pa.

The increase in Infrastructure development is due to the continued advancement of a number of on-going projects, most notably: the Lake Shore Development at Big Boulder ($126,000); the subdivision at Jack Frost National Golf Course ($115,000); and the F.E. Walter Dam property ($108,000).  This increase was offset by the completion of a number of site improvements at projects that will be advancing into their next phase ($237,000).

The increase in Residential development was primarily due to construction costs associated with the Woodsbluff Court duplex units ($249,000) located in the Laurelwoods II residential community and with the Boulder Lake Village condominium project ($1,529,000) located on Big Boulder Lake.  This increase was offset by the sale of a single-family unit on Longview Drive in the Laurelwoods II residential community ($275,000).

The decrease in Golf Course development was the result of the reclassification of costs to land improvements and equipment upon completion of the installation of landscaping and an irrigation system at the Jack Frost National Golf Course Clubhouse.

7.  Land

	4/30/08	10/31/07
Land held for investment
Land – Principally unimproved	$1,980,139	$2,071,405
Land – Commercial rental properties	6,176,140	5,863,425
	$8,156,279	$7,934,830

Land held for recreation
Land – Golf course	$8,656,154	$8,656,154
Land – Ski areas	37,706	37,706
	$8,693,860	$8,693,860

     For the six months ended April 30, 2008, the increase in land-commercial rental properties was the result of a reclassification to land, costs associated with the demolition of the Flower Fields Motel.

8.  Pension Benefits

   Components of Net Periodic Benefit Cost:

	Three Months Ended		Six Months Ended
	4/30/08	4/30/07	4/30/08	4/30/07

Service Cost	$45,000	$45,750	$90,000	$91,500
Interest Cost	79,250	73,750	158,500	147,500
Expected return on plan assets	(95,000)	(86,250)	(190,000)	(172,500)

Net amortization and deferral:
Amortization of transition obligation	$717	717	1,434	1,434
Amortization of prior service cost	69	52	138	104
Amortization of accumulated gain	0	15,000	0	30,000
Net amortization and deferral	786	15,769	1,572	31,538

Total net periodic pension cost	$30,036	$49,019	$60,072	$98,038

     The Companies expect to contribute $469,078 to its pension plan in fiscal 2008.  As of April 30, 2008, contributions have been made totaling $200,893.  The Companies anticipate contributing an additional $268,185 to fund its pension in fiscal 2008.

9.  Discontinued Operations

     On June 16, 2006, the Oxbridge Square Shopping Center was sold as a Section 1031 tax deferred exchange and as a result of the Companies no longer being involved with that business, the operating activity for the six months ending April 30, 2007 is reported as a discontinued operation.  The operating results of the Oxbridge Square Shopping Center were previously reported in the Rental Income segment.

     Operating results for the discontinued operation of the Oxbridge Square Shopping Center for the six months ended April 30, 2007 were as follows:

Six months ended
April 30, 2007
Revenues	$86,720

Expenses	102
Interest Expense	0
Total Expenses	102

Income from discontinued operations before income taxes	$86,618

10.  Investment in Direct Financing Leases

     The Companies lease the Jack Frost and Big Boulder ski areas under direct financing leases through 2034.  The leases provide for minimum payments plus scheduled increases based upon the consumer price index, not to exceed 4% in any given year.  Minimum future lease payments due under those leases at April 30, 2008 is as follows:

Year ending October 31:
2009	$249,839
2010	256,085
2011	262,487
2012	269,049
2013	275,775
Thereafter	15,700,524
TOTAL	$17,013,759

     The Companies net investment in direct financing leases consists of the following as of April 30, 2008:

Minimum future lease payments	$8,582,880
Unguaranteed residual value of lease properties	8,430,879
Gross investment in lease	17,013,759
Unearned income	(8,680,941)
Net investment in direct financing leases	$8,332,818

     Unearned income is amortized into earnings using the interest method.  The scheduled payment increase over the terms of the leases have been accounted for on a straight line basis in accordance with generally accepted accounting principles, and is evaluated for collectibility on an ongoing basis.

11.  Per Share Data

     Earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during the period.  Diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the three and six months ended April 30, 2007, net of assumed repurchases using the treasury stock method. Certain unexercised stock options to purchase shares of the Companies’ common stock were excluded from the dilutive calculation for the three and six months ended April 30, 2008 due to the exercise price of the options being greater than the market price of the Companies’ common stock.

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods are presented  as follows:

	Three months ended		Six months ended
	4/30/08	4/30/07	4/30/08	4/30/07
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,447,957	2,450,424	2,445,491
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	0	371	0	2,356
Combined shares used to compute dilutive effect of stock option	2,450,424	2,448,328	2,450,424	2,447,847

     Basic (loss) earnings per weighted average combined share from continuing operations is computed as follows:

	Three months ended		Six months ended
	4/30/08	4/30/07	4/30/08	4/30/07
Net (loss) income before discontinued operations	($322,300)	($126,839)	($707,796)	$414,568
Weighted average combined shares of common stock outstanding	2,450,424	2,447,957	2,450,424	2,445,491
Basic (loss) earnings per weighted average combined share	($0.13)	($0.05)	($0.29)	$0.17

     Diluted (loss) earnings per weighted average combined share from continuing operations is computed as follows:

	Three months ended		Six months ended
	4/30/08	4/30/07	4/30/08	4/30/07
Net (loss) income before discontinued operations	($322,300)	($126,839)	($707,796)	$414,568
Combined shares used to compute dilutive effect of stock option	2,450,424	2,448,328	2,450,424	2,447,847
Basic (loss) earnings per weighted average combined share	($0.13)	($0.05)	($0.29)	$0.17

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

The Companies own 16,970 acres of land in Northeastern Pennsylvania.  Of these land holdings, the Companies’ have designated 4,972 acres as held for development and are moving forward with governmental approvals in connection with such development.  Management believes that the Companies’ primary focus should be on the construction of single and multi-family dwellings in proximity to the Jack Frost Mountain and Big Boulder Ski Areas.  It is expected that all of the Companies’ planned developments will result in approximately 3,700 lots or units, some of which will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.

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

For the fiscal year ended October 31, 2008, or Fiscal 2008, management intends to continue selective sales and purchases of land, some of which may be treated as section 1031 tax deferred exchanges under the Internal Revenue Code.  Management is also taking various steps to attract new home and land sale customers. For example, purchasers who want to purchase newly constructed single family homes in the Companies’ Laurelwoods II community development and can make a down payment of at least 20%, have the option of financing their mortgage through Big Boulder Corporation with interest only payments for five years.  The Companies are also offering to the purchasers of the Laurelwoods II single family and duplex townhomes $8,000 toward the payment of such purchaser’s closing costs, dues for a one year membership with the Lake Mountain Club and complimentary passes to the Jack Frost National Golf Course.  The Companies are also offering to pay six months’ of homeowner’s association fees on behalf of any current homeowner in the Blue Heron, Midlake Condominium, Laurelwoods Community and Snow Ridge Village developments that provide a purchaser referral which results in the sale of a Laurelwoods II single family home.  The Companies are also offering financing opportunities for the purchase of selected tracts of land.

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

Recent Developments

On March 3, 2008, the Companies sold a Laurelwoods II single family unit for $350,000.

On April 30, 2008, the Companies sold an easement for a communications tower in Buck Township, Luzerne County, Pennsylvania to Crown Castle USA, Inc. for $148,000.

Construction of “Building J” at Boulder Lake Village is currently underway.  Management is carefully monitoring its construction progress.  Currently the Companies have one agreement of sale for a third floor penthouse condominium unit.  Reservations are being accepted for the other 17 planned units in “Building J”.  Completion of the entire project is anticipated in August 2008.

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

The Companies have capitalized as the net investment in direct financing leases that portion of the leased premises pertaining to Jack Frost Mountain and Big Boulder Ski Areas, which met the criteria for accounting for a portion of the lease transactions as direct financing leases.  The accounting was based on estimates and assumptions about the fair values and estimated useful lives of the leased properties, as well as the collectibility of lease payments and recoverability of the unguaranteed residual value of the leased properties.  The Companies periodically review the net investment in direct financing leases for events or changes in circumstances that may impact collectibility, and recoverability of the unguaranteed residual value of leased properties.

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

Results of Operations for the Three and Six Months Ended April 30, 2008 and 2007

Operations for the three and six months ended April 30, 2008 resulted in, respectively, net loss of ($322,300) and ($707,796), or ($0.13) and ($0.29) per combined share, compared to net loss of ($126,839) and net income of $467,186, or ($0.05) and $0.19 per combined share, for the three and six months ended April 30, 2007. The fluctuation in profit has mainly been driven by the decline in the real estate market and  the resulting decline in real estate and development sales transactions.

Revenues

Combined revenue of $2,456,096 and $4,705,848 for the three and six months ended April 30, 2008 represents a decrease of $672,811 and $4,350,281, respectively, compared to the three and six months ended April 30, 2007.  Real Estate Management Operations / Rental Operations revenue decreased $298,603 and $1,498,178, or 22% and 27%, respectively, for the three and six months ended April 30, 2008, compared to the three and six months ended April 30, 2007. Summer operations revenue decreased $127,083 and $120,879, or 79% and 75%, respectively, for the three and six months ended April 30, 2008, compared to the three and six months ended April 30, 2007. Land resource management revenue decreased $247,125 and $2,731,224, or 31% and 83%, respectively, for the three and six months ended April 30, 2008 compared to the three and six months ended April 30, 2007.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations had revenue of $4,103,771 for the six months ended April 30, 2008, compared to $5,601,949 for the six months ended April 30, 2007, which resulted in a decrease of $1,498,178, or 27%, which was primarily attributed to a decrease in Moseywood Construction Company’s new home construction sales.  Revenue for the new home construction for the six months ended April 30, 2008 was $2,420,432 compared to $3,667,704 for the six months ended April 30, 2007 for a decrease of $1,247,272, or 34%. This is the result of having fewer homes under construction in Fiscal 2008 (22 homes) as compared to the fiscal year ended October 31, 2007, or Fiscal 2007 (39 homes). The remaining decrease in revenue was primarily due to a reduction in sales commissions on residential home sales at our resort communities.

Summer Recreation Operations

Summer operations revenue for the six months ended April 30, 2008 was $39,835 as compared to $160,714 for the six months ended April 30, 2007. This was the result of the Jack Frost National Golf Course recognizing Charter membership initiation fees as revenue in Fiscal 2007.

Land Resource Management

For the six months ended April 30, 2008, Land Resource Management had revenue of $562,242 compared to $3,293,466 for the six months ended April 30, 2007, which resulted in a decrease of $2,731,224, or 83%.  This decrease is primarily attributable to one home sale in the Laurelwoods II community for the six months ended April 30, 2008, as compared to five home sales in Laurelwoods II for the six months ended April 30, 2007, which resulted in decreased revenue of $1,638,602, or 82%.  For the six months ended April 30, 2008, land sale revenue was $207,942 as compared to $1,163,566 for the six months ended April 30, 2007, for a decrease of $955,624, or 82%.  Land sales occur sporadically and do not follow any set schedule.  Timbering revenues for the six months ended April 30, 2008 was $0 as compared to $136,998 for two timbering contracts generated for the six months ended April 30, 2007.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the six months ended April 30, 2008 were $3,718,624 compared to $4,795,270 for the six months ended April 30, 2007, which represents a decrease of $1,076,646, or 22%.  The decrease was mainly attributable to fewer homes sold in 2008.  For the six months ended April 30, 2008, construction costs were $2,061,810 compared to $2,935,788 for the six months ended April 30, 2007 for a decrease of $873,978, or 30%.  This decrease was primarily due to reduced operating expenses associated with new home construction.  For the six months ended April 30, 2008, commission expense on new home sales decreased by $57,014, or 44%, advertising expense decreased $50,448, or 39%, insurance expense decreased $36,316, or 51% as compared to the six months ended April 30, 2007, all of which occurred primarily as a result of the decrease in the number of new homes sold.

Summer Recreation Operations

Operating expenses associated with Summer Operations for the six months ended April 30, 2008 were $544,673 as compared to $176,745 for the six months ended April 30, 2007, which represents an increase of $367,928, or 208%.  These costs are directly attributable to the operation of the Jack Frost National Golf Course, which opened in April 2007.  Prior to the course opening in April 2007, most related costs were captured as startup costs and are being amortized.  For the six months ended April 30, 2008, increases in operating costs were primarily attributable to salaries and wages ($83,119), equipment rental ($24,948), real estate taxes ($22,052) and depreciation ($152,740).

Land Resource Management

Operating costs associated with Land Resource Management for the six months ended April 30, 2008 were $533,132 compared with $2,213,696 for the six months ended April 30, 2007, which represents a decrease of $1,680,564.  This is primarily attributable to decreased construction costs related to real estate development, which was $280,006 for the six months ended April 30, 2008 as compared to $1,351,187 for the six months ended April 30, 2007, for a decrease of $1,071,181, or 79%.  Land Resource Management operating expenses for the six months ended April 30, 2008 were $235,196 as compared to $471,846 for the six months ended April 30, 2007 for a decrease of $236,650, or 50%.  Operating expense decreases were primarily the result of decreased salaries and wages ($53,672, or 83%), sales commissions ($81,138, or 82%), professional fees ($16,989, or 76%) and closing related costs ($13,265, or 53%). These decreases are the result of one new home sale in the Laurelwoods II community for the six months ended April 30, 2008 as compared to five new home sales in Laurelwoods II for the six months ended April 30, 2007.  No land was sold in 2008, therefore, there were no costs.  In 2007, costs were $315,815.  Timbering operating costs for consultants decreased $11,645 as those fees are commission based and there was no revenue for the six months ended April 30, 2008.

General and Administration

General and Administration costs for the six months ended April 30, 2008 were $613,801 compared to $812,065 for the six months ended April 30, 2007, which represents a decrease of $198,264.  This is primarily the result of reduced pension expense ($87,840, or 63%) and reduced salaries and benefits ($62,515, or 39%).  Pension expense decreased due to a reduced expense estimate developed by the Companies’ actuary that was driven by a change in the discount rate and no amortization of the recognized loss for Fiscal 2008.  Salaries and wages have decreased by $15,140, or 10%, as compared to the six months ended April 30, 2007, due to a reallocation of costs to better reflect the time expenditure of several employees on various development projects.

Other Income (Expense)

Interest and other income was $136,113 for the six months ended April 30, 2008 compared to $183,359 for the six months ended April 30, 2007, which represents a decrease of $47,246.  This decrease is primarily attributable to a loss recognized on the demolition of a cottage located along Route 940 in White Haven, Pennsylvania ($23,033) and a real estate tax revenue reimbursement in Fiscal 2007 ($21,579).

Interest expense for the six months ended April 30, 2008 was $503,927 compared to $550,144 for the six months ended April 30, 2007, which represents a decrease of $46,217.  This was primarily the result of the pay down of certain mortgage debt and declining interest rates.

Discontinued Operations

There were no discontinued operations for the six months ended April 30, 2008.  The discontinued operations for the six months ended April 30, 2007 resulted from residual rental revenue of $86,618 received from the Oxbridge Square Shopping Center that was sold in June 2006.

Tax Rate

The effective Tax Rate for the three months ended April 30, 2008 was 34% and for the three months ended April 30, 2007 was 40%.  The rate for 2008 is specific to federal taxes.  There is no provision for state income tax because the Companies have state net operating loss carryforwards that have been fully reserved.  That benefit is being realized resulting in no state income tax expense for 2008.

Liquidity and Capital Resources

As reflected in the Combined Condensed Statement of Cash Flows cash used in operating activities increased to $2,031,633 in the three months ended April 30, 2008 compared to $1,366,352 in the three months ended April 30, 2007.  The increase in cash used in operating activities was primarily a result of a $1.2 million fluctuation from profit to loss.  The loss is due to reduced custom home construction, reduced land sales and reduced new home sales in our resort communities all of which are being driven by the downturn in the real estate market.  The changes in the components of our operating capital are subject to wide fluctuations based on the timing of transactions related to various real estate transactions.

For the six months ended April 30, 2008, our major capital expenditures were for the construction of Building J in the Boulder Lake Village condominium community on Big Boulder Lake and the construction of four duplex units in the Laurelwoods II residential community at Big Boulder Ski Area.

The Companies have a line of credit with Manufacturers and Traders Trust Company in the aggregate amount of $25,000,000 to fund real estate development.  Interest is due and payable on a monthly basis at a rate equal to LIBOR (as announced by the Wall Street Journal as of the first day of the calendar month) plus 250 basis points, which equaled 5.21% at April 30, 2008.  A portion of the proceeds from home sales are required to pay down the principal balance.  The remaining principal and any accrued interest is due and payable on April 19, 2010.  The Companies are using $6,000,000 of this line of credit to fund construction of residential development projects.  At April 30, 2008, $3,583,645 was outstanding on this sub-limit.  A total of $12,900,000 of this line of credit is used to fund site development improvements for residential developments.  At April 30, 2008, $4,476,733 was outstanding on this sub-limit. The remaining $6,100,000 of this line of credit is used to fund the expansion of the water and sewer systems at both Big Boulder and Jack Frost Mountain Ski Areas in order to accommodate the new construction.  At April 30, 2008, $2,461,510 was outstanding on the $6,100,000 sub-limit.  The term on this sub-limit is two years with interest only payments due until the maturity date after which time the Companies plan to seek a term mortgage note. The total principal amount outstanding under the line of credit will not exceed the lesser of (a) $25,000,000 or (b) 80% of the cost or appraised value of the units.

The Companies have two other lines of credit with Manufacturers and Traders Trust Company totaling $8.1 million: a $3.1 million line for general operations and a $5 million line for real estate transactions.  During the six months ended April 30, 2008, we borrowed against the $3.1 million line of credit in varying amounts with a maximum amount of $3,021,682.  At April 30, 2008, $2,631,444 is outstanding on the $3.1 million line and there are no borrowings outstanding on the $5 million line.  The rates of interest are one percentage point less than the prime rate on the $3.1 million line (which equaled 4.00% at April 30, 2008) and one half of one percentage point (0.50%) less than the prime rate on the $5 million line (which equaled 4.50% at April 30, 2008).

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Companies are not required to provide information required by this Item.

Item 4T.  CONTROLS AND PROCEDURES

a)  Evaluation of Disclosure Controls and Procedures.

Management, with the participation of the Companies’ chief executive officer and chief financial officer, evaluated the effectiveness of the Companies’ disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Companies’ chief executive officer and chief financial officer concluded that the Companies’ disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and is accumulated and communicated to the Companies’ management, including the Companies’ principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Companies believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A.  RISK FACTORS

No update.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 8, 2008.  The following proposal was adopted by the margins indicated:

(1) Election of Directors.  The results of the vote tabulated at the meeting for the following five director nominees were as follows:

	Blue Ridge Real Estate Company		Big Boulder Corporation
	Number of Shares		Number of Shares
	Votes For	Votes Withheld	Votes For	Votes Withheld

Bruce F. Beaty	2,094,618	1,123	2,094,618	1,123
Milton Cooper	2,001,162	94,579	2,001,218	94,523
Michael J. Flynn	2,001,114	94,627	2,001,170	94,571
Patrick M. Flynn	2,001,188	94,553	2,001,188	94,553
Wolfgang Traber	2,094,600	1,141	2,094,600	1,141

No other persons were nominated, or received votes, for election as directors at the 2007 Annual Meeting of Shareholders. There were no abstentious or broker non-votes with respect to this proposal, except as noted above.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   June 16, 2008

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   June 16, 2008

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