Form 10-Q
period 2008-07-31
BLUE RIDGE REAL ESTATE CO
filed 2008-09-15
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

☐YES          ☒NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on September 12, 2008 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Condensed Balance Sheets – July 31, 2008 and October 31, 2007

1

Combined Condensed Statements of Operations - Three and Nine Months ended

July 31, 2008 and 2007

2

Combined Condensed Statement of Changes in Shareholders’ Equity –

Nine months ended July 31, 2008

3

Combined Condensed Statements of Cash Flows - Nine Months Ended

July 31, 2008 and 2007

4

Notes to Financial Statements

5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations

10

Item 4T.  Controls and Procedures

17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

17

Item 1A.  Risk Factors

17

Item 6.  Exhibits

18

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS
	(UNAUDITED)
ASSETS	07/31/08	10/31/07
Land and land development costs (5,018 and 4,973 acres per land ledger)	$22,573,052	$19,799,822
Land improvements, buildings and equipment, net	27,828,181	28,879,722
Land held for investment (11,448 and 11,496, respectively, acres per land ledger)	8,152,478	7,934,830
Land held for recreation (514 acres per land ledger)	8,693,860	8,693,860
Net investment in direct financing leases	8,328,538	8,341,379
Cash and cash equivalents	234,786	189,702
Cash held in escrow	243,802	12,080
Prepaid expenses and other assets	1,101,878	1,645,131
Accounts receivable and mortgages receivable	733,977	584,600
	$77,890,552	$76,081,126

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Debt	$30,464,542	$26,465,930
Accounts payable	$539,018	$1,415,543
Accrued liabilities	518,119	554,420
Deferred income	1,039,158	783,407
Amounts due to related parties	31,354	48,959
Deferred income taxes	7,109,100	7,625,000
Accrued pension expense	498,759	601,008
Total liabilities	40,200,050	37,494,267

Commitments and contingencies

COMBINED SHAREHOLDERS' EQUITY:
Capital stock, without par value, stated value $.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442	819,731	819,731
Capital in excess of stated value	19,764,609	19,659,430
Earnings retained in the business	19,481,152	20,482,688
Accumulated other comprehensive loss	(289,583)	(289,583)
	39,775,909	40,672,266
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders' equity	37,690,502	38,586,859
	$77,890,552	$76,081,126

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2008 and 2007
(UNAUDITED)	Three Months Ended		Nine Months Ended
	7/31/08	7/31/07	7/31/08	7/31/07
Revenues:
Real estate management	$932,889	$1,504,947	$3,835,162	$5,754,388
Summer recreation operations	280,843	167,245	320,678	327,959
Land resource management	849,886	460,952	1,412,128	3,754,418
Rental income	603,214	610,710	1,804,712	1,963,218
	2,666,832	2,743,854	7,372,680	11,799,983
Costs and expenses:
Real estate management	1,086,795	1,459,251	4,148,003	5,586,691
Summer recreation operations	573,188	402,178	1,117,861	578,923
Land resource management	633,012	531,528	1,166,144	2,745,224
Rental income	350,784	316,347	1,008,200	984,177
General and administration	286,512	317,523	900,313	1,129,588
(Gain) or loss on sale of assets	15,640	0	38,673	(2,573)
	2,945,931	3,026,827	8,379,194	11,022,030
Operating (loss) profit	(279,099)	(282,973)	(1,006,514)	777,953

Other income (expense):
Interest and other income	79,102	80,812	238,248	261,598
Interest expense (net of capitalized interest for the three and nine months ended July 31, 2008 and 2007 of $111,713, $152,285, $424,329 and $440,663, respectively.)	(245,243)	(214,578)	(749,170)	(764,722)
	(166,141)	(133,766)	(510,922)	(503,124)

(Loss) income from continuing operations before income taxes	(445,240)	(416,739)	(1,517,436)	274,829

(Credit) provision for income taxes	(151,500)	(167,000)	(515,900)	110,000

Net (loss) income before discontinued operations	(293,740)	(249,739)	(1,001,536)	164,829

Discontinued operations	0	0	0	86,618

Provision for income taxes on discontinued operations	0	0	0	34,000

Net income from discontinued operations	0	0	0	52,618

Net (loss) income	(293,740)	(249,739)	(1,001,536)	217,447

Basic (loss) earnings per weighted average combined share:
Net (loss) income before discontinued operations	($0.12)	($0.10)	($0.41)	$0.07
Income from discontinued operations, net of tax	$0.00	$0.00	$0.00	$0.02
Net (loss) income	($0.12)	($0.10)	($0.41)	$0.09
Diluted (loss) earnings per weighted average combined share:
Net (loss) income before discontinued operations	($0.12)	($0.10)	($0.41)	$0.07
Income from discontinued operations, net of tax	$0.00	$0.00	$0.00	$0.02
Net (loss) income	($0.12)	($0.10)	($0.41)	$0.09

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED
JULY 31, 2008

(UNAUDITED)

					Accumulated
	Capital Stock (a)		Capital in Excess of	Earnings Retained in	Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (b)	Total

Balances, October 31, 2007	2,732,442	$819,731	$19,659,430	$20,482,688	($289,583)	($2,085,407)	$38,586,859

Net loss				(1,001,536)			(1,001,536)

Compensation recognized under employee stock plan			105,179				105,179

Balances, July 31, 2008	2,732,442	$819,731	$19,764,609	$19,481,152	($289,583)	($2,085,407)	$37,690,502

(a) Capital stock, at stated value of $.30 per combined share

(b) 282,018 shares held in treasury, at cost

See accompanying notes to unaudited financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
JULY 31, 2008 and 2007
(UNAUDITED)
	2008	2007
Cash Flows Used In Operating Activities:
Net (loss) income	($1,001,536)	$217,447
Adjustments to reconcile net (loss) income to net
cash used in operating activities:
Depreciation	1,049,598	789,929
Net book value of rental properties sold	483,121	168,586
Deferred income taxes	(515,900)	143,846
Loss (gain) on sale of assets	38,673	(2,573)
Compensation cost under employee stock plan	105,179	200,464
Changes in operating assets and liabilities:
Cash held in escrow	(231,722)	0
Accounts receivable and mortgages receivable	110,423	214,278
Prepaid expenses and other assets	543,255	161,857
Land and land development costs	(3,356,025)	(2,233,303)
Accounts payable and accrued liabilities	(1,032,680)	(1,753,393)
Deferred income	255,750	84,491
Net cash used in operating activities	(3,551,864)	(2,008,389)
Cash Flows Used In Investing Activities:
Proceeds from disposition of assets	22,475	2,650
Additions to properties	(436,979)	(1,317,948)
Payments received under direct financing lease arrangements, net	12,840	15,148
Net cash used in investing activities	(401,664)	(1,300,150)
Cash Flows Provided By Financing Activities:
Proceeds from debt	11,149,991	17,457,625
Payment of debt	(7,151,379)	(14,382,611)
Deferred financing costs	0	(125,993)
Proceeds from exercise of stock options	0	251,600
Net cash provided by financing activities	3,998,612	3,200,621
Net increase (decrease) in cash and cash equivalents	45,084	(107,918)
Cash and cash equivalents, beginning	189,702	153,742
Cash and cash equivalents, ending	$234,786	$45,824

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,187,543	$1,214,577
Income taxes	$747	$69,147

Supplemental disclosure of non cash investing activities:
Reclassification of assets from land and land development costs to land held for investment and land improvements, buildings and equipment	$358,620	$10,282,038

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

     The condensed balance sheet as of October 31, 2007, which has been derived from audited financial statements, and the combined condensed financial statements as of and for the nine month periods ended July 31, 2008 and 2007, which are unaudited, are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined condensed financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2007 Annual Report on Form 10-K. In the opinion of management, the accompanying combined condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

     Cash held in escrow represents deposits held by the Companies for real estate transactions or other funds placed into escrow with a third party intermediary for the purpose of an Internal Revenue Code Section 1031 tax deferred exchange.

New Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company has not yet determined if the adoption of SFAS 157 will have a material impact on its results of operations and financial position.

3. Segment Reporting

     The Companies currently operate in three business segments, which consist of Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management segments.

4. Income Taxes

     The (benefit) provision for income taxes for the three and nine months ended July 31, 2008 and 2007 represents the estimated annual effective tax rate for the year ending October 31, 2008 and 2007.  The effective income tax rate for the first nine months of fiscal 2008 and fiscal 2007 was estimated at 34% and 40%, respectively.

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

     The Companies’ continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense in its combined financial statements. As of and for the nine months ended July 31, 2008, no interest and penalties have been accrued in the combined balance sheet and no expense has been incurred in the combined statement of operations.

     At July 31, 2008, federal and state tax returns for years ending October 31, 2004 and later are subject to future examination by the respective tax authorities.

5.  Stock Based Compensation

     During the nine months ended July 31, 2008, no stock options were issued or exercised.

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

     Option activity during the period ended July 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2007	64,600	$36.93	$2,385,600	3.4
Granted	--	--	--
Exercised	--	--	--
Canceled	--	--	--
Outstanding at July 31, 2008	64,600	$36.93	$2,385,600	2.6

Options exercisable at July 31, 2008	49,072	$36.36

Option price range	$34.00-$39.00

       Activity related to non-vested options for the period ended July 31, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value Price
Non vested at October 31, 2007	29,862	$9.25
Granted	--	--
Vested	(14,334)	(10.24)
Non-vested at July 31, 2008	15,528	$8.33

     No options were exercised during the nine months ended July 31, 2008.  A total of 7,400 options were exercised during the nine months ended July 31, 2007.  The Companies expect to recognize compensation expense related to non-vested awards totaling approximately $64,865 over the next two years based on graded average vesting.

     The Companies’ policy regarding the exercise of options is that optionees utilize an independent broker to manage the transaction, whereby, the broker sells the exercised shares on the open market.

6.  Land and Land Development Costs

     Land and improvements in progress held for development consists of the following:

	7/31/2008	10/31/2007
Land unimproved designated for development	$518,296	$596,931
Infrastructure development	13,466,574	13,116,261
Residential development	8,588,182	5,755,379
Golf Course development	0	331,251
	$22,573,052	$19,799,822

The decrease in Land unimproved designated for development was due to the sale of a lot in Saylorsburg, Pa.

The increase in Infrastructure development is due to the continued advancement of a number of on-going projects, most notably: the Lake Shore Development at Big Boulder ($173,512); the subdivision at Jack Frost National Golf Course ($205,000); the F.E. Walter Dam property ($109,098); and the repair and expansion of the Blue Ridge sewer system at Jack Frost Mountain ($114,901).  This increase was offset by the completion of a number of site improvements at projects that will be advancing into their next phase ($275,000).

The increase in Residential development was primarily due to construction costs associated with the Woodsbluff Court duplex units ($570,000) located in the Laurelwoods II residential community and with the Boulder Lake Village condominium project ($2,535,000) located on Big Boulder Lake.  This increase was offset by the sale of a single-family unit on Longview Drive in the Laurelwoods II residential community ($275,000).

The decrease in Golf Course development was the result of the reclassification of costs to land improvements and equipment upon completion of the installation of landscaping and an irrigation system at the Jack Frost National Golf Course Clubhouse.

7.  Land

	7/31/08	10/31/07
Land held for investment
Land – Principally unimproved	$1,976,338	$2,071,405
Land – Commercial rental properties	6,176,140	5,863,425
	$8,152,478	$7,934,830

Land held for recreation
Land – Golf course	$8,656,154	$8,656,154
Land – Ski areas	37,706	37,706
	$8,693,860	$8,693,860

     For the nine months ended July 31, 2008, the increase in Land-Commercial rental properties was the result of a reclassification to land of costs associated with the demolition of the Flower Fields Motel.

8.  Pension Benefits

   Components of Net Periodic Benefit Cost:

	Three Months Ended		Nine Months Ended
	7/31/08	7/31/07	7/31/08	7/31/07

Service Cost	$45,185	$42,582	$135,185	$134,082
Interest Cost	86,040	78,829	244,540	226,329
Expected return on plan assets	(101,960)	(84,265)	(291,960)	(256,765)

Net amortization and deferral:
Amortization of transition obligation	717	717	2,151	2,151
Amortization of prior service cost	67	85	207	189
Amortization of accumulated gain (loss)	7,744	(112)	7,744	29,888
Net amortization and deferral	8,528	690	10,102	32,228

Total net periodic pension cost	$37,793	$37,836	$97,867	$135,874

     The Companies expect to contribute $467,392 to its pension plan in fiscal 2008.  As of July 31, 2008, contributions have been made totaling $303,593.  The Companies anticipate contributing an additional $163,799 to fund its pension in fiscal 2008.

9.  Discontinued Operations

     On June 16, 2006, the Oxbridge Square Shopping Center was sold as a Section 1031 tax deferred exchange and as a result of the Companies no longer being involved with that business, the operating activity for the nine months ending July 31, 2007 is reported as a discontinued operation.  The operating results of the Oxbridge Square Shopping Center were previously reported in the Rental Income segment.

     Operating results for the discontinued operation of the Oxbridge Square Shopping Center for the nine months ended July 31, 2007 were as follows:

Nine months ended
July 31, 2007
Revenues	$86,720

Expenses	102
Interest Expense	0
Total Expenses	102

Income from discontinued operations before income taxes	$86,618

10.  Investment in Direct Financing Leases

     The Companies lease the Jack Frost and Big Boulder ski areas under direct financing leases through 2034.  The leases provide for minimum rental payments plus scheduled increases based upon the consumer price index, which increases shall not exceed 4% in any given year.  Minimum annual future lease payments due under those leases at July 31, 2008 is as follows:

2009	$249,839
2010	256,085
2011	262,487
2012	269,049
2013	275,775
Thereafter	15,617,958
TOTAL	$16,931,193

     The Companies net investment in direct financing leases consists of the following as of July 31, 2008:

Minimum future lease payments	$8,500,314
Unguaranteed residual value of lease properties	8,430,879
Gross investment in lease	16,931,193
Unearned income	(8,602,655)
Net investment in direct financing leases	$8,328,538

     Unearned income is amortized into earnings using the interest method.  The scheduled payment increase over the terms of the leases have been accounted for on a straight line basis in accordance with generally accepted accounting principles.  The unguaranteed residual is evaluated on an ongoing basis.

11.  Per Share Data

     Earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during the period.  Diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the three and nine months ended July 31, 2008 and 2007, net of assumed repurchases using the treasury stock method. Certain unexercised stock options to purchase shares of the Companies’ common stock were excluded from the dilutive calculation for the three and nine months ended July 31, 2008 and 2007 due to the exercise price of the options being greater than the market price of the Companies’ common stock.

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods are presented  as follows:

	Three months ended		Nine months ended
	7/31/08	7/31/07	7/31/08	7/31/07
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424	2,450,424	2,447,135
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	0	0	0	0
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424	2,450,424	2,447,135

     Basic (loss) earnings per weighted average combined share from continuing operations is computed as follows:

	Three months ended		Nine months ended
	7/31/08	7/31/07	7/31/08	7/31/07

Net (loss) income before discontinued operations	($293,740)	($249,739)	($1,001,536)	$164,829
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,447,135
Basic (loss) earnings per weighted average combined share	($0.12)	($0.10)	($0.41)	$0.07

     Diluted (loss) earnings per weighted average combined share from continuing operations is computed as follows:

	Three months ended		Nine months ended
	7/31/08	7/31/07	7/31/08	7/31/07

Net (loss) income before discontinued operations	($293,740)	($249,739)	($1,001,536)	$164,829
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424	2,450,424	2,447,135
Basic (loss) earnings per weighted average combined share	($0.12)	($0.10)	($0.41)	$0.07

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

▪

Actions by the Companies’ competitors.

In addition, you should refer to the “Risk Factors” in the Companies’ Annual Report on Form 10-K for the fiscal year ended October 31, 2007 for a discussion of other factors that may cause the Companies’ actual results to differ materially from those implied by the Companies’ forward-looking statements.  As a result of these factors, the Companies cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate.  Furthermore, if the Companies’ forward-looking statements prove to be inaccurate, the inaccuracy may be material.  In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by the Companies or any other person that the Companies will achieve their objectives and plans in any specified time frame, if at all.

The Companies may not update these forward-looking statements, even though their situation may change in the future.

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

The Companies own 16,967 acres of land in Northeastern Pennsylvania, along with 13 acres in various other states.  Of these land holdings, the Companies’ have designated 5,018 acres as held for development and are moving forward with governmental approvals in connection with such development.  Management believes that the Companies’ primary focus should be on the construction of single and multi-family dwellings in proximity to the Jack Frost Mountain and Big Boulder Ski Areas.  It is expected that all of the Companies’ planned developments will result in approximately 3,700 lots or units, some of which will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.

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

Management is also taking various steps to attract new home and land sale customers. For example, purchasers who want to purchase newly constructed single family homes in the Companies’ Laurelwoods II community development and can make a down payment of at least 20%, have the option of financing their mortgage through Big Boulder Corporation with interest only payments for five years.  The Companies are also offering to the purchasers of the Laurelwoods II single family and duplex townhomes $8,000 toward the payment of such purchaser’s closing costs, dues for a one year membership with the Lake Mountain Club and complimentary passes to the Jack Frost National Golf Course.  The Companies are also offering to pay six months’ of homeowner’s association fees on behalf of any current homeowner in the Blue Heron, Midlake Condominium, Laurelwoods Community and Snow Ridge Village developments that provide a purchaser referral which results in the sale of a Laurelwoods II single family home.  The Companies have instituted discount price incentives for the 18 units to be sold in Building J of the Boulder Lake Village condominiums.  For the first 6 units sold, a 3% discount will apply, for the next 6 units sold, a 2% discount will apply, and for the final 6 units sold, a 1% discount will apply. The Companies are also offering financing opportunities for the purchase of selected tracts of land.

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

The Companies currently operate Jack Frost-Big Boulder Real Estate which is located in Lake Harmony, Pennsylvania and markets new and previously owned homes in and around the Companies’ resort communities primarily to buyers seeking a second home.

Recent Developments

Construction of “Building J” at Boulder Lake Village is currently underway.  Management is carefully monitoring its construction progress.  Currently, the Companies have one agreement of sale for a third floor penthouse condominium unit.  Reservations are being accepted for the other 17 planned units in “Building J”.  Completion of Building J is anticipated in October 2008.

Due to the recent decline in the housing market nationwide, the Companies continue to monitor the progress of residential home sales within the northeast region and are moving ahead cautiously with real estate operations.

On July 3, 2008, management closed the Stoney Run Realty/Stoney Run Builders sales office located in Stroudsburg, Pennsylvania.  Contracts for custom-built homes entered into before the Stoney Run office was closed are being built by the Companies’ construction division, Moseywood Construction Company.  No new home construction contracts are being accepted at this time.

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

Results of Operations for the Three and Nine Months Ended July 31, 2008 and 2007

Operations for the three and nine months ended July 31, 2008 resulted in, respectively, net loss of ($293,740) and ($1,001,536), or ($0.12) and ($0.41) per combined share, compared to net loss of ($249,739) and net income of $217,447, or ($0.10) and $0.09 per combined share, for the three and nine months ended July 31, 2007. The fluctuation is primarily the result of the decline in the real estate market and the resulting decline in the Companies’ real estate and development sales transactions.

Revenues

Combined revenue of $2,666,832 and $7,372,680 for the three and nine months ended July 31, 2008 represents a decrease of $77,022 and $4,427,303, respectively, compared to the three and nine months ended July 31, 2007.  Real Estate Management Operations / Rental Operations revenue decreased $579,554 and $2,077,732 or 27% for the three and nine months ended July 31, 2008, compared to the three and nine months ended July 31, 2007. Summer Recreation Operations revenue increased $113,598 and decreased $7,281, or 68% and 2%, respectively, for the three and nine months ended July 31, 2008, compared to the three and nine months ended July 31, 2007. Land Resource Management revenue increased $388,934 and decreased $2,342,290, or 84% and 62%, respectively, for the three and nine months ended July 31, 2008 compared to the three and nine months ended July 31, 2007.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations had revenue of $5,639,874 for the nine months ended July 31, 2008, compared to $7,717,606 for the nine months ended July 31, 2007, which resulted in a decrease of $2,077,732, or 27%, which was primarily attributed to a decrease in Moseywood Construction Company’s new home construction sales.  Revenue for the new home construction for the nine months ended July 31, 2008 was $3,054,216, compared to $4,862,472 for the nine months ended July 31, 2007, a decrease of $1,808,256, or 37%.  This is the result of having fewer homes under construction in Fiscal 2008 as compared to Fiscal 2007. This division is currently being phased out with the remaining homes under contract being completed. Management’s decision to phase out this division is a result of the decrease in new home construction due to the downturn of the overall economy.  Sales commissions revenue on residential home sales at our resort communities for the nine months ended July 31, 2008 was $8,750 as compared to $104,184 for the nine months ended July 31, 2007, a decrease of $95,434 or 92%, reflective of an overall decrease in the housing market.  Rental Revenue for the nine months ended July 31, 2008 was $1,607,575 as compared to $1,861,546 for the nine months ended July 31, 2007 resulting in a decrease of $253,971. This resulted from the closing of the Flower Field Motel in February of Fiscal 2008.

Summer Recreation Operations

Summer operations revenue relating to the Jack Frost National Golf Course for the nine months ended July 31, 2008 was $320,678 as compared to $327,959 for the nine months ended July 31, 2007. Play has increased significantly for the nine months ended July 31, 2008 as compared with the nine months ended July 31, 2007. Green and cart fees for the nine months ended July 31, 2008 were $243,742 as compared to $114,129 for an increase of $129,613 or 114%. Retail revenue for the nine months ended July 31, 2008 was $21,596 as compared to $8,452 for the nine months ended July 31, 2007 for an increase of $13,144 or 156%. Food & beverage revenue was $23,631 as compared to $3,972 for the nine months ended July 31, 2007 for an increase of $19,659. These revenue increases were offset by initial Charter membership initiation fees of $172,651 which were recognized through July 31, 2007 of the courses inaugural season.

Land Resource Management

For the nine months ended July 31, 2008, Land Resource Management had revenue of $1,412,128 compared to $3,754,418 for the nine months ended July 31, 2007, which resulted in a decrease of $2,342,290, or 62%.  This decrease is primarily attributable to one home sale in the Laurelwoods II community for the nine months ended July 31, 2008, as compared to six home sales in Laurelwoods II community for the nine months ended July 31, 2007, which resulted in decreased revenue of $1,967,377.  For the nine months ended July 31, 2008, land sale revenue was $807,829 as compared to $1,263,819 for the nine months ended July 31, 2007, for a decrease of $455,990, or 36%.  Land sale revenue primarily consisted of $198,000 from two land sales and $595,000 from two company owned rental investment property sales for the period ended July 31, 2008 as compared to $997,200 from three land sales and $235,000 from one company owned rental investment property sale for the period ended July 31, 2007.  Land sales occur sporadically and do not follow any set schedule.  Timbering revenues for the nine months ended July 31, 2008 was $250,000 as compared to $168,922 for an increase of $81,078 or 48%.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the nine months ended July 31, 2008 were $5,156,203 compared to $6,570,868 for the nine months ended July 31, 2007, which represents a decrease of $1,414,665, or 22%.  For the nine months ended July 31, 2008, new home construction costs were $2,630,394 compared to $3,882,165 for the nine months ended July 31, 2007 for a decrease of $1,251,771, or 32%.  This decrease relates to fewer new homes being constructed in Fiscal 2008 as the result of a weakening economy. On July 3, 2008, management decided to complete all new homes under contract and not to accept any additional new home construction contracts. Operating expenses for the new home construction division for the nine months ended July 31, 2008 were $748,742 as compared to $913,220 for the nine months ended July 31, 2007 for a decrease of $164,478, or 18%. This was primarily related to decreased sales commissions ($36,628, or 22%), advertising ($76,967, or 42%) and insurance ($42,957, or 42%) The loss of $38,673 on the disposition of assets is attributable to the demolition of a cottage located along Route 940 in White Haven, Pennsylvania ($23,033) and the closing of the real estate sales office located in Stroudsburg, Pennsylvania ($15,640).

Summer Recreation Operations

Operating expenses associated with Summer Operations for the nine months ended July 31, 2008 were $1,117,861 as compared to $578,923 for the nine months ended July 31, 2007, which represents an increase of $538,938, or 93%.  These costs are directly attributable to the operation of the Jack Frost National Golf Course, which opened in April 2007.  Though the course grow in period continued through the end of the Fiscal 2008 third quarter, play has increased significantly as compared to the same time period in Fiscal 2007. Operating expenses increased accordingly, reflecting the fact that the course is now fully operational. These increases were primarily related to depreciation ($213,575), salaries and wages ($136,194), repairs and maintenance ($40,015) and real estate taxes ($32,385 resulting from reassessment based on the new market value of the course).

Land Resource Management

Operating costs associated with Land Resource Management for the nine months ended July 31, 2008 were $1,166,144 compared with $2,745,224 for the nine months ended July 31, 2007, which represents a decrease of $1,579,080 or 58%.  This is primarily attributable to decreased construction costs related to real estate development, which was $261,205 for the nine months ended July 31, 2008 as compared to $1,627,844 for the nine months ended July 31, 2007, for a decrease of $1,366,639, or 84%.  This is due to one home sale in the Laurelwoods II community for the nine months ended July 31, 2008 as compared to six home sales in the Laurelwoods II community for the nine months ended July 31, 2007. This is reflective of a decrease in the real estate market in an overall weakening economy.  Land Resource Management operating expenses for the nine months ended July 31, 2008 were $310,553 as compared to $594,431 for the nine months ended July 31, 2007 for a decrease of $283,878, or 48%.  Operating expense decreases were primarily the result of decreased salaries and wages ($71,496, or 86%), sales commissions ($97,382, or 85%), professional fees ($61,480, or 82%) and closing related costs ($16,599, or 58%).  There were two land sales for the nine months ended July 31, 2008 with a cost basis of $855 and two company owned rental investment properties sold in June 2008 with a cost basis of $524,818. For the nine months ended July 31, 2007, there were four land sales with a cost basis of $175,913 and one company owned rental investment property sale with a cost basis of $188,351.

General and Administration

General and Administration costs for the nine months ended July 31, 2008 were $900,313 compared to $1,129,588 for the nine months ended July 31, 2007, which represents a decrease of $229,275 or 20%.  This is primarily the result of reduced pension expense ($66,967, or 46%) and reduced costs associated with the employee stock option plan ($158,759 or 60%).

Other Income (Expense)

Interest and other income was $238,248 for the nine months ended July 31, 2008 compared to $261,598 for the nine months ended July 31, 2007, which represents a decrease of $23,350 or 9%.

Interest expense for the nine months ended July 31, 2008 was $749,170 compared to $764,722 for the nine months ended July 31, 2007, which represents a decrease of $15,552 or 2%.  This was primarily the result of the pay down of certain mortgage debt and declining interest rates.

Discontinued Operations

There were no discontinued operations for the nine months ended July 31, 2008.  The discontinued operations for the nine months ended July 31, 2007 resulted from residual rental revenue of $86,618 received from the Oxbridge Square Shopping Center that was sold in June 2006.

Tax Rate

The effective Tax Rate for the nine months ended July 31, 2008 was 34% and for the nine months ended July 31, 2007 was 40%.  The rate for 2008 is specific to federal taxes.  There is no benefit for state income tax in 2008 because the Companies fully reserved the future benefit.

Liquidity and Capital Resources

As reflected in the Combined Condensed Statement of Cash Flows, cash used in operating activities was $3,551,864 in the nine months ended July 31, 2008 compared to $2,008,389 in the nine months ended July 31, 2007.  The increase in cash used in operating activities was primarily a result of a $1,218,983 fluctuation from profit to loss.  The loss is due to reduced custom home construction, reduced land sales and reduced new home sales in our resort communities, all of which are being driven by the downturn in the real estate market.  The changes in the components of our operating cash flow are subject to wide fluctuations based on the timing of transactions related to various real estate transactions.

For the nine months ended July 31, 2008, our major capital expenditures were for the construction of Building J in the Boulder Lake Village condominium community on Big Boulder Lake and the construction of four duplex units in the Laurelwoods II residential community at Big Boulder Ski Area.

The Companies have a line of credit with Manufacturers and Traders Trust Company in the aggregate amount of $25,000,000 to fund real estate development.  Interest is due and payable on a monthly basis at a rate equal to LIBOR (as announced by the Wall Street Journal as of the first day of the calendar month) plus 250 basis points, which equaled 4.97% at July 31, 2008.  A portion of the proceeds from home sales are required to pay down the principal balance.  The remaining principal and any accrued interest is due and payable on April 19, 2010.  The Companies are using $6,000,000 of this line of credit to fund construction of residential development projects.  At July 31, 2008, $5,060,905 was outstanding on this sub-limit.  A total of $12,900,000 of this line of credit is used to fund site development improvements for residential developments.  At July 31, 2008, $4,601,919 was outstanding on this sub-limit. The remaining $6,100,000 of this line of credit is used to fund the expansion of the water and sewer systems at both Big Boulder and Jack Frost Mountain Ski Areas in order to accommodate the new construction.  At July 31, 2008, $2,461,510 was outstanding on the $6,100,000 sub-limit.  The term on this sub-limit is two years with interest only payments due until the maturity date after which time the Companies plan to seek a term mortgage note. The total principal amount outstanding under the line of credit will not exceed the lesser of (a) $25,000,000 or (b) 80% of the cost or appraised value of the units.

The Companies have two other lines of credit with Manufacturers and Traders Trust Company totaling $8.1 million: a $3.1 million line for general operations and a $5 million line for real estate transactions.  During the nine months ended July 31, 2008, we borrowed against the $3.1 million line of credit in varying amounts with a maximum amount of $3,096,931.  At July 31, 2008, $2,851,962 is outstanding on the $3.1 million line and there are no borrowings outstanding on the $5 million line.  The rates of interest are one percentage point less than the prime rate on the $3.1 million line (which equaled 4.00% at July 31, 2008) and one half of one percentage point (0.50%) less than the prime rate on the $5 million line (which equaled 4.50% at July 31, 2008).

We anticipate that the funds needed for future operations and to implement our land development strategy will be provided through cash from operations, borrowed funds, public offerings or private placements of debt or equity. We expect that with respect to land development, future construction will be conducted in phases, with the profits from each phase used to fund additional future construction. Construction is being implemented in phases as to reduce market risk associated with changing economic conditions.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   September 15, 2008

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   September 15, 2008

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