Form 10-K
period 2008-10-31
BLUE RIDGE REAL ESTATE CO
filed 2009-01-29
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934
For the fiscal year ended October 31, 2008

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

Smaller reporting company ☑

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of Act).  Yes  ☐ No  ☑

The aggregate market value of common stock, without par value, stated value $.30 per combined share, held by non-affiliates at April 30, 2008 (the last business day of the registrants’ most recently completed second fiscal quarter), was $16,308,117.  Such aggregate market value was computed by reference to the closing price of the common stock of the registrants on the over-the-counter bulletin board on April 30, 2008.  There is no established public trading market for the registrants’ stock.

The number of shares of common stock of the registrants’ classes of common stock outstanding as of January 28, 2009 was 2,450,424.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrants’ 2008 Annual Report to Shareholders for the fiscal year ended October 31, 2008 are incorporated by reference into Parts II and IV hereof.

Specified portions of the registrants’ definitive Proxy Statement to be used in connection with its 2008 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

__________________

*Under a Security Combination Agreement between Blue Ridge Real Estate Company , Blue Ridge, and Big Boulder Corporation, Big Boulder (each referred to herein as a “Company” and together, the “Companies”) and under the bylaws of the Companies, shares of the Companies are combined into unit certificates, each certificate representing the same number of shares of each of the Companies.  Shares of each Company may be transferred only together with an equal number of shares of the other Company.  For this reason, a combined Blue Ridge/Big Boulder Form 10-K is being filed. Except as otherwise indicated, all information applies to both Companies.

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended October 31, 2008

Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

1

PART I

Item 1  Business

2

Item 1B  Unresolved Staff Comments

8

Item 2  Properties

8

Item 3  Legal Proceedings

10

Item 4  Submission of Matters to a Vote of Security Holders

10

PART II

Item 5  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

10

Item 6  Selected Financial Data

10

Item 7  Management’s Discussion and Analysis of Financial Condition and

Results of Operations

11

Item 7A  Quantitative and Qualitative Disclosures about Market Risk

11

Item 8  Financial Statements and Supplementary Data

11

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

11

Item 9A  Controls and Procedures

11

Item 9B  Other Information

12

PART III

Item 10  Directors, Executive Officers and Corporate Governance

12

Item 11  Executive Compensation

12

Item 12  Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

13

Item 13  Certain Relationships and Related Transactions, and Director Independence

13

Item 14  Principal Accountant Fees and Services

13

PART IV

Item 15  Exhibits and Financial Statement Schedules

13

For convenience, references in this Annual Report on Form 10-K to “we,” “us,” “our,” and the “Companies” mean or relate to Blue Ridge Real Estate Company, Big Boulder Corporation and their subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements,” including but not limited to statements regarding the current and future real estate market in the Pocono Mountains; the timing and outcome of our planned land development; compensation expense related to non-vested awards; contributions to our pension plan; our land development and infrastructure plans in and around Jack Frost Mountain and Big Boulder Lake and Ski Resort; and our anticipated cash needs.

These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•

Changes in market demand, weather and/or economic conditions within our local region and nationally, including changes in consumer confidence, volatility of mortgage interest rates and inflation;

•

The status of the current and future real estate market in the Pocono Mountains;

•

Borrowing costs and our ability to generate cash flow to pay interest and scheduled debt payments as well as our ability to refinance such indebtedness;

•

Our ability to continue to generate sufficient working capital to meet our operating requirements;

•

Our ability to obtain and maintain approvals from local, state and federal authorities on regulatory issues;

•

Our ability to provide competitive pricing to sell homes;

•

Our ability to achieve gross profit margins to meet operating expenses;

•

Fluctuations in the price of building materials;

•

Our ability to effectively manage our business;

•

Our ability to attract and retain qualified personnel in our business;

•

Our ability to negotiate leases for the future operations of our facilities;

•

Our relations with our controlling shareholder, including its continuing willingness to provide financing and other resources;

•

Actions by our competitors;

•

Effects of changes in accounting policies, standards, guidelines or principles; and

•

Terrorist acts, acts of war and other factors over which the Companies have little or no control.

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

PART I

ITEM 1.  BUSINESS

Blue Ridge Real Estate Company

Blue Ridge Real Estate Company, or Blue Ridge, was incorporated in Pennsylvania in 1911 and is believed to be one of the largest owners of investment property in Northeastern Pennsylvania.  It owns 15,962 acres of land that are predominately located in the Pocono Mountains.  Of this acreage, 10,973 acres are held for investment, 4,585 are held for development and 404 acres are held for recreation.  Income is derived from these lands through leases, selective timbering by third parties, sales, and other dispositions. Included in the properties owned by Blue Ridge are: a commercial property comprised of 2.9 acres of vacant land; a shopping center; three residential investment properties; the Jack Frost National Golf Course; and the Jack Frost Mountain Ski Area, which is currently leased to JFBB Ski Areas, Inc., an affiliate of Peak Resorts.  Blue Ridge also owns four retail stores, one of which is leased to Wal-Mart, two of which are leased to Walgreen Company, and one of which is leased to Jack in the Box.  All of these investment properties are more fully described under Item 2 below.

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

Northeast Land Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1967. The primary asset of this subsidiary is 93 acres of land in Northeast Pennsylvania.  Revenue for Northeast Land Company is derived from real estate commissions on the sale of homes at these resort communities, trust and condominium fees for services to these resort communities and property leases.  Effective October 1, 2006, Mountain Resort Villas, an unrelated party and an affiliate of Appletree Management Group, Inc. purchased certain property management and rental management contracts from Northeast Land Company.  Mountain Resort Villas currently leases certain buildings from the Companies for use in the operation and maintenance of Northeast Land Company’s former rental program.

BRRE Holdings, Inc., a wholly-owned subsidiary of Blue Ridge, was incorporated in Delaware in 1986.  It was established for investment purposes.

Moseywood Construction Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in May 2003 and commenced operations in November 2003.  It was primarily focused on facilitating land development and expanding our real estate sales division.  Due to the downturn in the housing market, in July 2008 we stopped accepting new construction contracts for the Stoney Run Builders and Stoney Run Realty custom home division and closed the office located in Stroudsburg, Pennsylvania.  Signed contracts for custom built homes are being completed.

Oxbridge Square Shopping Center, LLC, a wholly-owned subsidiary of Blue Ridge, was organized in Virginia in May 2004.  Oxbridge Square Shopping Center, LLC was dissolved in September 2006 after the sale of the Oxbridge Square Shopping Center in June 2006.  Oxbridge Square Shopping Center, LLC had no employees and was managed by Kimco Realty Corporation.

Coursey Commons Shopping Center, LLC, a wholly-owned subsidiary of Blue Ridge, was organized in Louisiana in May 2004.  The property consists of approximately 10 acres of land.  Coursey Commons Shopping Center, LLC has no employees and is managed by Kimco Realty Corporation.

Boulder Creek Resort Company was incorporated in Pennsylvania in December 2004.  It was created with the ultimate goal of consolidating our branding and marketing our properties in the Pocono Mountains as a single resort destination.

Jack Frost National Golf Course, Inc., a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in February 2005.  It operates the Jack Frost National Golf Course, which opened in the spring of 2007.

Blue Ridge Acquisition Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in March 2006.  It was created to facilitate the acquisition of investment properties.

Flower Fields Motel, LLC, a wholly-owned subsidiary of Blue Ridge, was organized in Pennsylvania in September 2006 to own and lease certain commercial property, which consists of approximately three acres of land.  It has no employees and is managed by Blue Ridge Real Estate Company.

As of October 31, 2008, Blue Ridge employed 13 full-time employees, Northeast Land Company had one full-time employee and Moseywood Construction Company had two full-time employees.

Big Boulder Corporation

Big Boulder Corporation, or Big Boulder, was incorporated in Pennsylvania in 1949. Big Boulder’s primary asset is 865 acres of land, which includes a 175-acre lake, the Big Boulder Ski Area, and the Boulder View Tavern (formerly known as the Mountain’s Edge Restaurant). Of the 865 acres, 369 acres are held for investment, 386 acres are held for development and 110 acres are held for recreation. The principal source of revenue for Big Boulder is derived from the sale of residential homes and real estate in close proximity to the Big Boulder Ski Area.  The Big Boulder Ski Area is currently leased to JFBB Ski Areas, Inc.

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

Big Boulder has no employees.

Strategy

Since the early 1980’s, we have developed five residential communities in close proximity to our Jack Frost Mountain and Big Boulder Ski Area resorts.  Our resorts are located in the Pocono Mountains of Pennsylvania, an area which offers year-round regional tourist appeal and a quiet, relaxing vacation environment.

We own 16,933 acres of land of which 16,920 acres are located in Northeastern Pennsylvania.  Of our core land holdings, we have designated 4,971 acres as held for development.  It is expected that all of the planned developments will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.

We believe the real estate market in the Pocono Mountains continues to offer an attractive investment alternative for buyers seeking a second home in a resort community.  We believe that this is partially attributable to current moderate mortgage interest rates and a challenging economy that may be facilitating more regional tourist destinations.

We operate Jack Frost-Big Boulder Real Estate which is located in Lake Harmony, Pennsylvania and which markets new and previously owned homes in and around the Jack Frost Mountain and Big Boulder Ski Areas, primarily to buyers seeking a second home.

We maximize the value of our land holdings through recreational land leases for hunting and fishing.  We are entertaining negotiations on the sale of bulk land tracts.  We are working with the local municipalities to re-zone certain land tracts to enhance possibilities for future potential use. We have also begun to evaluate various land parcels for possible future energy exploration.

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

Real Estate Management/Rental Operations

Real Estate Management/Rental Operations consists of: investment properties leased to others located in Eastern Pennsylvania, South Carolina, New Jersey, Minnesota, Louisiana and Texas; a custom home construction division; recreational club activities; services to the trusts that operate resort residential communities; sales of investment properties; and rental of land, which includes the leasing of the Jack Frost Mountain and Big Boulder Ski Areas.

Summer Recreation Operations

Summer Recreation Operations consists of the Jack Frost National Golf Course, which opened in the spring of 2007.  The Lake Mountain Club was previously reported as part of this business segment, but is now reported under Real Estate Management/Rental Operation as a result of this operation being leased to a third party operator in March 2007.

Land Resource Management

Land Resource Management consists of land sales, land purchases, timbering operations and a real estate development division.  Timbering operations consist of selective timbering on our land holdings.  Contracts are entered into for parcels which have had the timber selectively marked.  We rely on the advice of our forester, who is engaged on a consulting basis, for the timing and selection of certain parcels of land for timbering and we give significant attention to protecting the environment and retaining the value of these parcels for future timber harvests.  The real estate development division is responsible for the residential land development activities which include overseeing the construction of single and multi-family homes and development of infrastructure.

Funds expended to date for real estate development have been primarily related to infrastructure improvements in the Laurelwoods Community and Boulder Lake Village and the construction of 22 of 23 planned single family homes and eight of 44 planned duplex homes in the Laurelwoods Community.  We also substantially completed construction of an 18-unit condominium building at Boulder Lake Village on Big Boulder Lake in December 2008.  Other expenditures for development projects include fees for architects, engineers and consultants, studies and permits.

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

Planned Real Estate Development

We are constructing Phase I and II of the Laurelwoods Community of single family and multi-family homes and a condominium building project at Boulder Lake Village on Big Boulder Lake.  Plans to develop additional residential communities near the Jack Frost Mountain and Big Boulder Ski Areas are in place in anticipation of an economic recovery.  This is part of a comprehensive plan relating to our “core land” development in and around these two ski areas.  We are very cautious, in the unpredictable housing market, not to commence any residential developments until the market stabilizes.

For the fiscal year ended October 31, 2009, or Fiscal 2009, we intend to continue selective sales of land, some of which may be treated as 1031 tax deferred exchanges under the Internal Revenue Code.  We are also taking various steps to attract new home and land sale customers.  For example, purchasers who want to purchase newly constructed single family homes in our Laurelwoods II community development and can make a down payment of at least 20%, have the option of financing their mortgage through Big Boulder Corporation with interest only payments for five years.  We are also offering to the purchasers of the Laurelwoods II single family and duplex townhomes $8,000 toward the payment of such purchaser’s closing costs (excluding any new construction), prepaid dues for a one year membership with the Lake Mountain Club and complimentary passes to the Jack Frost National Golf Course.  We are also offering to pay six months of homeowner’s association fees on behalf of any current homeowner in the Blue Heron, Midlake Condominium, Laurelwoods Community and Snow Ridge Village developments that provide a purchaser referral which results in the sale of a Laurelwoods II single family home.  We have also instituted discount price incentives for the 18 units to be sold in Building J of the Boulder Lake Village condominiums.  For the first six units sold, a 3% discount will apply, for the next six units sold, a 2% discount will apply, and for the final six units sold, a 1% discount will apply. We are also offering financing opportunities for the purchase of selected tracts of land.

We also continue to generate revenue through the selective timbering of our land.  We rely on the advice of our forester, who is engaged as a consultant, for the timing and selection of certain parcels of land for timbering and significant attention is given to protecting the environment and retaining the value of these parcels for future timber harvests.  Our forester is in the process of updating the inventory of our timber resources to aid in land valuations so that we will have more current valuation information before entering into future timber agreements.

Plans are in place for a community surrounding the Jack Frost National Golf Course.  The community is expected to be comprised of single family homes and multi-family units, as well as golf club amenities and the necessary infrastructure.

We also intend to advertise certain subdivisions for sale to recognized land developers in order to facilitate the market for housing and to reduce the inherent risk associated with any land development.

Executive Officers of the Registrant

Name and Title	Age	Office Held Since
Patrick M. Flynn Chief Executive Officer and President	32	2001
Eldon D. Dietterick Chief Financial Officer and Executive Vice President/Treasurer	63	2001
Richard T. Frey Vice President	58	2001

Patrick M. Flynn has served as President and Chief Executive Officer since October 2001.  He has served as the Managing Director of Real Estate at Kimco Realty Corporation since May 2001.  Prior to joining us, from June 1995 to May 2001, Mr. Flynn was a consultant at MIT Consulting.

Eldon D. Dietterick has served as Executive Vice-President and Treasurer since October 2001.   He also serves as our Chief Financial Officer.  He has been employed by Blue Ridge and Big Boulder on a full-time basis since January 1985.  Prior to his appointment as Executive

Vice-President and Treasurer, Mr. Dietterick served as Secretary and Treasurer from October 1998 until October 2001.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Blue Ridge Real Estate Company

The properties of Blue Ridge consist of 16,058 acres owned by Blue Ridge, Northeast Land Company and Flower Fields Motel, LLC.  These properties include the Jack Frost Mountain Ski Area, which is leased to JFBB Ski Areas, Inc., an affiliate of Peak Resorts, Jack Frost National Golf Course, a commercial property comprised of 2.9 acres of vacant land, one shopping center and three residential investment properties, a sewage treatment facility, corporate headquarters building, and other miscellaneous facilities.  Blue Ridge also owns four retail stores, one of which is leased to Wal-Mart, two of which are leased to Walgreen Company, and one of which is leased to Jack in the Box.

The Jack Frost Mountain Ski Area’s properties were leased to Jack Frost Mountain Company on June 1, 1981, and are located near White Haven, Carbon County, Pennsylvania.  Jack Frost Mountain Ski Area commenced operations in December 1972.  The lease was terminated on November 30, 2005.  On December 1, 2005 the Jack Frost Mountain Ski Area was leased under a direct financing lease to JFBB Ski Areas, Inc., an affiliate of Peak Resorts, for a 28 year period.  These facilities are situated on 201 acres owned by Blue Ridge.

The Jack Frost National Golf Course, an 18 hole golf facility, is located on 203 acres owned by Blue Ridge near White Haven, Carbon County, Pennsylvania.  The golf course commenced operations on April 20, 2007 and is managed by a third party operator.

Coursey Commons Shopping Center, located in East Baton Rouge Parrish, Louisiana, is owned by Coursey Commons Shopping Center, LLC, Coursey Creek, LLC, and Cobble Creek, LLC, all wholly-owned subsidiaries of Blue Ridge.  The center consists of 9.43 acres, with approximately 67,750 square feet of retail space.  As of October 31, 2008, there were 15 tenants yielding an occupancy rate of 79%.

Blue Ridge owns and leases to Walgreen Eastern Co., Inc., a retail store in Toms River, New Jersey.  The property consists of a free standing Walgreens store, including .48 acres of land, with approximately 14,820 square feet of leasable space.

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

In addition, Blue Ridge owns 15,962 acres of land, of which 15,959 acres are primarily located in the Pocono Mountains.  The majority of this property is leased to various hunting clubs.  Blue Ridge also owns several cottages in the Pocono Mountain area that are leased to private individuals. Blue Ridge owns three residential investment properties located in our resort communities.

Blue Ridge owns a sewage treatment facility that serves the resort housing at the Jack Frost Mountain Ski Area. The facility has the capacity of treating up to 400,000 gallons of wastewater per day.

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

Flower Fields Motel, LLC owns approximately 3 acres of vacant commercial property located along Route 611, Tannersville, Pennsylvania.  The property was the former location of a motel and two cottage buildings which were demolished during the summer of 2008.

Big Boulder Corporation

The properties owned by Big Boulder consist of 865 acres located in the Pocono Mountains.  The properties include the Big Boulder Ski Area, a sewage treatment facility, Boulder View Tavern (formerly known as the Mountain’s Edge Restaurant) and the Big Boulder Lake Club.

Big Boulder Ski Area commenced operations in 1947.  The ski area properties were leased to Lake Mountain Company on June 1, 1983, and are located in Kidder Township, Carbon County, Pennsylvania.  This lease was terminated on November 30, 2005. On December 1, 2005 the Big Boulder Ski Area was leased under a direct financing lease to JFBB Ski Areas Inc, an affiliate of Peak Resorts, for a 28 year period.  These facilities are situated on approximately 110 acres owned by Big Boulder.

A sewage treatment facility was constructed by Big Boulder Corporation to serve the resort housing within the Big Boulder Ski Area tract.  The facility has the capacity of treating 225,000 gallons of wastewater per day.  Big Boulder also constructed Boulder View Tavern (formerly known as the Mountain’s Edge Restaurant), which consists of 8,800 square feet and is located on the eastern shore of Big Boulder Lake, Kidder Township, Carbon County, Pennsylvania.  The restaurant initially commenced operations in May 1986.  Effective December 1, 2008, Management entered into a lease agreement with Boulder View Tavern, Inc. an affiliate of Peak Resorts, to lease the facility for a 5 year period with two 5-year renewal options.  The restaurant has dining capacity for 100 patrons.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of Fiscal 2008.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market price of and dividends on our common stock is incorporated by reference to the section entitled “Stock and Dividend Information” in our 2008 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 6. SELECTED FINANCIAL DATA

This information is incorporated by reference to the section entitled “Selected Financial Data” in our 2008 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K). This information should be read together with our Combined Financial Statements and related footnotes (included in Exhibit 13.1 to this Annual Report on Form 10-K) and the discussion of risk factors below.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, supplementary data and related documents included in this Annual Report on Form 10-K are listed in Item 15(a), Part IV, of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

a)  Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

Blue Ridge’s independent auditors have not issued an attestation report on Management’s assessment of Blue Ridge’s internal control over financial reporting.

b)

Management’s Annual Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We assessed the effectiveness of our internal control over financial reporting as of October 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, we concluded that our internal control over financial reporting was effective as of October 31, 2008.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met.  As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our chief executive officer and chief financial officer are made at the “reasonable assurance” level.

(c)  Change in Internal Control over Financial Reporting.

No change in the Companies' internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(e) of the Exchange Act that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements of ours, supplementary data and related documents are incorporated by reference to our 2008 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K):

•

Report of Independent Registered Public Accounting Firm on Combined Financial Statements, dated January 28, 2009.

•

Combined Statements of Operations for each of the years ended October 31, 2008, 2007 and 2006.

•

Combined Balance Sheets as of October 31, 2008 and 2007.

•

Combined Statements of Changes in Shareholders’ Equity for each of the years ended October 31, 2008, 2007 and 2006.

•

Combined Statements of Cash Flows for each of the years ended October 31, 2008, 2007 and 2006.

•

Notes to Combined Financial Statements.

•

Quarterly Financial Information (unaudited).

(a)(2) Financial Statement Schedules

The following is a list of financial statement schedules filed as part of this Annual Report on Form 10-K.  The report of Independent Registered Public Accounting Firm for the financial statement schedule appears on Page 19 of this Form 10-K.  All other schedules omitted herein are so omitted because either (1) they are not applicable, (2) the required information is shown in the financial statements, or (3) conditions are present which permit their omission, as set forth in the instructions pertaining to the content of financial statements.

(b)  Exhibits, Including Those Incorporated by Reference

   The following is a list of Exhibits filed as part of this Annual Report on Form 10-K.  Where so indicated by a parenthetical, Exhibits that were previously filed are incorporated by reference.  For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is also indicated in parentheses.

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Blue Ridge Real Estate Company (filed February 11, 2005 as Exhibit 3.1 to Form 10-K and incorporated herein by reference)
3.2	Restated Articles of Incorporation of Big Boulder Corporation (filed February 11, 2005 as Exhibit 3.2 to Form 10-K and incorporated herein by reference)
3.3	Bylaws of Blue Ridge Real Estate Company, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.3 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
3.4	Bylaws of Big Boulder Corporation, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.4 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
4.1	Revised Specimen Unit Certificate Evidencing Shares of Registrants’ Common Stock (filed August 28, 1990 as an Exhibit to Form 10-K and incorporated herein by reference)
4.2	Security Combination Agreement between Blue Ridge Real Estate Company and Big Boulder Corporation (filed September 23, 1967 as Exhibit b-3 to Form 10 and incorporated herein by reference)
10.1	First Mortgage, NorthMarq Capital (formerly Principal Mutual), Building leased to Wal-Mart (filed August 26, 1991 as Exhibit 10.16 to Form 10-K and incorporated herein by reference)
10.2	Mortgage, Manufacturer and Traders Trust Company, 241 Snow Ridge Village, White Haven, Carbon County (filed February 11, 2005 as Exhibit 10.11 to Form 10-K and incorporated herein by reference)
10.3	Mortgage, Manufacturer and Traders Trust Company, 513 Laurelwoods, Lake Harmony, Carbon County (filed February 11, 2005 as Exhibit 10.14 to Form 10-K and incorporated herein by reference)

10.4	Mortgage, JP Morgan Chase Bank, Coursey Commons Shopping Center, Baton Rouge, Louisiana (filed February 11, 2005 as Exhibit 10.17 to Form 10-K and incorporated herein by reference)
10.5	Lease Agreement with Wal-Mart in Laurens, South Carolina (filed August 29, 1995 as Exhibit 10.3.1 to Form 10-K and incorporated herein by reference)
10.6	Lease Agreement with Wal-Mart Real Estate Business Trust, dated May 30, 2003 (filed as Exhibit 10.12 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
10.7**	Form of Stock Option Agreement dated as of February 1, 2005 (filed March 28, 2005 as Exhibit 10.26 to Form S-1/A Registration Statement (file no. 333-121855) and incorporated herein by reference)
10.10	Schedule of Optionees and Material Terms of Stock Option Agreements dated as of February 1, 2005 (filed February 14, 2006 as Exhibit 10.16 to Form 10-K and incorporated herein by reference)
10.11**	Form of Stock Option Agreement dated as of February 10, 2006 (filed June 19, 2006 as Exhibit 10.1 to Form 10-Q and incorporated herein by reference)
10.12	Schedule of Optionees and Material Terms of Stock Option Agreements dated as of February 10, 2006 (filed June 19, 2006 as Exhibit 10.2 to Form 10-Q and incorporated herein by reference)
10.13**	Form of Stock Option Agreement dated March 20, 2007 (filed June 14, 2007 as Exhibit 10.1 to Form 10-Q and incorporated herein by reference)
10.14	Schedule of Optionees and Material Terms of Stock Option Agreements dated March 20, 2007 (filed June 14, 2007 as Exhibit 10.2 to Form 10-Q and incorporated herein by reference)
10.15

Lease agreement, dated as of December 1, 2005, between Big Boulder Corporation and JFBB Ski Areas, Inc. for the lease of the Big Boulder Ski Area (filed December 7, 2005 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.16

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

10.19

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

10.20

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

10.21

Mortgage and Security Agreement, dated December 11, 2006, between Blue Ridge Real Estate Company and State Farm Bank, F.S.B., Walgreens property, Tom’s River, New Jersey (filed December 14, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.22

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

10.26

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

10.27

$5,000,000 Big Boulder Corporation Mortgage, dated June 15, 2007, between Big Boulder Corporation and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.3 to Form 8-K and incorporated herein by reference.)

10.28

$5,000,000 Blue Ridge Real Estate Company Mortgage, dated June 15, 2007, between Blue Ridge Real Estate Company and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.4 to Form 8-K and incorporated herein by reference.)

10.29

$5,000,000 Northeast Land Co. Mortgage, dated June 15, 2007, between Northeast Land Co. and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.5 to Form 8-K and incorporated herein by reference.)

10.30

Third Loan Modification Agreement, dated September 16, 2008, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company. (filed September 22, 2008 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)

13.1	Portions of the Companies’ Fiscal 2008 Annual Report to Shareholders incorporated herein by reference
14.1	Code of Ethics (filed February 11, 2005 as Exhibit 14.1 to Form 10-K and incorporated herein by reference)
21.1*	List of all subsidiaries of the Registrants
23.1*	Consent of Parente Randolph
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

BIG BOULDER CORPORATION

By: /s/ Patrick M. Flynn

   Patrick M. Flynn

   President and Chief Executive Officer

   Dated:  January 28, 2009

By: /s/ Eldon D. Dietterick

   Eldon D. Dietterick

   Executive Vice-President and

   Chief Financial Officer

   Dated:  January 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Flynn		January 28, 2009
Michael J. Flynn	Chairman of the Board
/s/ Patrick M. Flynn		January 28, 2009
Patrick M. Flynn	President, Chief Executive
Officer and Director
(principal chief executive officer)
/s/ Eldon D. Dietterick		January 28, 2009
Eldon D. Dietterick	Executive Vice-President and Treasurer
(principal chief financial and accounting officer)
/s/ Bruce Beaty		January 28, 2009
Bruce Beaty	Director
/s/ Milton Cooper		January 28, 2009
Milton Cooper	Director
/s/ Wolfgang Traber		January 28, 2009
Wolfgang Traber	Director

Report of Independent Registered Public Accounting Firm

On Financial Statement Schedules

To the Shareholders of

Blue Ridge Real Estate Company and

Big Boulder Corporation:

We have audited the combined financial statements of Blue Ridge Real Estate Company and subsidiaries and Big Boulder Corporation and subsidiaries (the “Companies”) as of October 31, 2008 and 2007, and for each of the three years in the period ended October 31, 2008, and have issued our report thereon dated January 28, 2009; such financial statements and report are included in your October 31, 2008 Annual Report to Shareholders and are incorporated herein by reference.  Our audits also included the combined financial statement schedules of the Companies listed in Item 15.  These financial statement schedules are the responsibility of the Companies’ management.  Our responsibility is to express an opinion based on our audit.  In our opinion, such combined financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Parente Randolph, LLC

Wilkes-Barre, Pennsylvania

January 28, 2009

19