Form 10-Q
period 2009-01-31
BLUE RIDGE REAL ESTATE CO
filed 2009-03-13
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

☐YES          ☒NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on March 12, 2009 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Condensed Balance Sheets - January 31, 2009 and October 31, 2008

1

Combined Condensed Statements of Operations - Three Months ended

January 31, 2009 and 2008

2

Combined Condensed Statement of Changes in Shareholders’ Equity –

Three months ended January 31, 2009

3

Combined Condensed Statements of Cash Flows - Three Months Ended

January 31, 2009 and 2008

4

Notes to Financial Statements

5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations

10

Item 4T.  Controls and Procedures

16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

17

Item 5.  Other Information

17

Item 6.  Exhibits

18

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS

	(UNAUDITED)
ASSETS	1/31/09	10/31/08
Land and land development costs (4,971 acres per land ledger)	$23,374,958	$23,952,717
Land improvements, buildings & equipment, net	27,341,983	27,448,577
Land held for investment, (11,448 acres per land ledger)	8,194,827	8,194,827
Land held for recreation (514 acres per land ledger)	8,693,860	8,693,860
Net investment in direct financing leases	8,320,719	8,324,258
Cash and cash equivalents	65,404	225,083
Cash held in escrow	97,610	232,059
Prepaid expenses and other assets	1,262,394	1,430,068
Accounts receivable and mortgages receivable	578,430	532,167
	77,930,185	$79,033,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$30,839,549	$31,273,294
Accounts payable	981,310	1,264,556
Accrued liabilities	472,435	628,325
Deferred income	841,440	866,660
Amounts due to related parties	15,833	48,959
Deferred income taxes	6,684,400	6,750,000
Accrued pension expense	1,179,643	1,179,643
Total liabilities	41,014,610	42,011,437

Commitments and contingencies

COMBINED SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442	819,731	819,731
Capital in excess of stated value	19,805,918	19,785,264
Earnings retained in the business	19,069,800	19,197,058
Accumulated other comprehensive loss	(694,467)	(694,467)
	39,000,982	39,107,586
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	36,915,575	37,022,179
	$77,930,185	$79,033,616

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2009 and 2008
(UNAUDITED)
	2009	2008
Revenues:
Real estate management	$478,551	$1,654,433
Summer recreation operations	4,878	6,204
Land resource management	2,103,952	5,299
Rental income	581,689	583,816
	3,169,070	2,249,752
Costs and expenses:
Real estate management	589,106	1,685,435
Summer recreation operations	229,154	238,224
Land resource management	1,726,884	92,641
Rental income	282,325	319,119
General and administration	376,705	310,470
Loss on sale of assets	10,643	0
	3,214,817	2,645,889
Operating loss	(45,747)	(396,137)

Other income (expense):
Interest and other income	87,798	78,756
Interest expense (net of capitalized interest of $106,923 and $180,116, respectively	(234,909)	(266,315)
	(147,111)	(187,559)

Loss from continuing operations before income taxes	(192,858)	(583,696)

Credit for income taxes	(65,600)	(198,200)

Net loss	($127,258)	($385,496)

Basic loss per weighted average combined share	($0.05)	($0.16)

Diluted loss per weighted average combined share	($0.05)	($0.16)

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2009

(UNAUDITED)

					Accumulated
	Capital Stock (a)		Capital in Excess of	Earnings Retained in	Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (b)	Total

Balances, October 31, 2008	2,732,442	$819,731	$19,785,264	$19,197,058	($694,467)	($2,085,407)	$37,022,179

Net loss				(127,258)			(127,258)

Compensation recognized under employee stock plan			20,654				20,654

Balances, January 31, 2009	2,732,442	$819,731	$19,805,918	$19,069,800	($694,467)	($2,085,407)	$36,915,575

(a) Capital stock, at stated value of $.30 per combined share

(b) 282,018 shares held in treasury, at cost

See accompanying notes to unaudited financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
JANUARY 31, 2009 and 2008
(UNAUDITED)
	2009	2008
Cash Flows Provided By (Used In) Operating Activities:
Net loss	($127,258)	($385,496)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	348,555	347,323
Deferred income taxes	(65,600)	(198,200)
Loss on sale of assets	10,643	0
Compensation cost under employee stock plans	20,654	63,475
Changes in operating assets and liabilities:
Cash held in escrow	134,449	(197,307)
Accounts receivable and mortgages receivable	(46,263)	204,446
Prepaid expenses and other current assets	167,674	478,172
Land and land development costs	363,546	(1,042,206)
Accounts payable and accrued liabilities	(472,264)	(1,074,239)
Deferred income	(25,220)	191,777
Net cash provided by (used in) operating activities	308,916	(1,612,255)
Cash Flows Used In Investing Activities:
Additions to properties	(20,582)	(378,164)
Payments received under direct financing lease arrangements	3,539	4,281
Net cash used in investing activities	(17,043)	(373,883)
Cash Flows (Used In) Provided By Financing Activities:
Proceeds from debt	2,191,950	3,834,020
Payment of debt	(2,625,695)	(1,911,360)
Deferred financing costs	(17,807)	0
Net cash (used in) provided by financing activities	(451,552)	1,922,660
Net decrease in cash & cash equivalents	(159,679)	(63,478)
Cash and cash equivalents, beginning	225,083	189,702
Cash and cash equivalents, ending	$65,404	$126,224

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$345,233	$452,968
Income taxes	$500	$500

Supplemental disclosures of non cash investing and financing activities:
Reclassification of assets from land and land development costs to land held for investment and land improvements, buildings and equipment	$214,213	$572,563

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

     The condensed balance sheet as of October 31, 2008, which has been derived from audited financial statements, and the combined condensed financial statements as of and for the three month period ended January 31, 2009 and 2008, which are unaudited, are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined condensed financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2008 Annual Report on Form 10-K. In the opinion of management, the accompanying combined condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

     Management believes that its accounting policies regarding revenue recognition, land development costs, long lived assets, net investment in direct financing leases, deferred income and income taxes among others, affect its more significant judgments and estimates used in the preparation of its combined condensed financial statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There are no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2008 (“Fiscal 2008”).

     Cash held in escrow represents deposits held by the Companies for real estate transactions or other funds placed into escrow with a third party intermediary for the purpose of an Internal Revenue Code Section 1031 tax deferred exchange.

     On November 1, 2008, the Companies adopted Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value.  The provisions of SFAS 157 relating to financial assets and liabilities are effective for fiscal years beginning after November 15, 2007.  Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for those items that are recognized or disclosed at fair value on a recurring basis.  The Companies adopted the provisions of SFAS 157 related to financial assets and liabilities on November 1, 2008 with no effect to the consolidated financial position, results of operations, or cash flows.  The Companies are currently evaluating the impact of adopting the provisions of SFAS 157 related to non-financial assets and liabilities on their consolidated financial statements.

     Effective November 1, 2008, the Companies adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”).  SFAS No. 159 permits entities to make an irrevocable election to value certain financial assets and financial liabilities, on an instrument by instrument basis, at fair value and include the related change in fair value in net income. The Companies did not elect the fair value option for eligible items.

New Accounting Pronouncements

     In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets.  This FSP amends FASB Statement No. 132, Employer’s Disclosures about Pensions and Other Postretirement Benefits, to disclose more information about investment allocation decisions, major categories of plan assets, including concentrations of risk and fair value measurements, and the fair value techniques and inputs used to measure plan assets. The disclosures required by the FSP are required to be provided for fiscal years ending after December 15, 2009.  The Companies are in the process of evaluating the effect, if any, the adoption of this FSP will have on our financial statements.

3. Segment Reporting

     The Companies currently operate in three business segments, which consist of Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management segments.

4. Income Taxes

     The benefit for income taxes for the three months ended January 31, 2009 and 2008 is estimated using the estimated annual effective tax rate for the years ending October 31, 2009 and 2008.  The effective income tax rate for the first three months of the fiscal year ending October 31, 2009 (“Fiscal 2009”) and Fiscal 2008 was estimated at 34%.

     Effective November 1, 2007, the Companies adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 requires the Companies to clarify their accounting for uncertainty in income taxes recognized in its financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 had no impact on the combined financial statements of the Companies.

     The Companies’ continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense in its combined financial statements. As of and for the three months ended January 31, 2009, no interest and penalties have been accrued in the combined balance sheet and no expense has been incurred in the combined statement of operations.

     At January 31, 2009, federal and state tax returns for years ending October 31, 2005 and later are subject to future examination by the respective tax authorities.

5.  Stock Based Compensation

     During the three months ended January 31, 2009, no stock options were issued or exercised.

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

     Option activity during the three month period ended January 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2008	64,600	$36.93	$2,385,600	2.4
Granted	0	0	0
Exercised	0	0	0
Canceled	0	0	0
Outstanding at January 31, 2009	64,600	$36.93	$2,385,600	2.1

Options exercisable at January 31, 2009	56,239	36.62

Option price range	$34.00-$39.00

       Activity related to non-vested options for the period ended January 31, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value Price
Non-vested at October 31, 2008	11,945	$7.87
Granted	0	0
Vested	(3,584)	(9.90)
Non-vested at January 31, 2009	8,361	$7.00

     No options were exercised during the three months ended January 31, 2009 or 2008.  The Companies expect to recognize compensation expense related to non-vested awards totaling approximately $23,556 over the next two years based on graded average vesting.

     The Companies’ policy regarding the exercise of options is that optionees utilize an independent broker to manage the transaction, whereby, the broker sells the exercised shares on the open market.

6.  Land and Land Development Costs

     Land and improvements in progress held for development consists of the following:

	1/31/2009	10/31/2008
Land unimproved designated for development	$461,186	$461,186
Residential development	12,703,264	10,027,041
Infrastructure development	10,210,508	13,464,490
	$23,374,958	$23,952,717

The increase in residential development costs and the decrease in infrastructure costs is primarily due to the closing and subsequent allocation of the capital jobs relating to site development in Woodsbluff Court ($525,000) located in the Laurelwoods II residential community and the Boulder Lake Village condominium project ($2,570,000) on Big Boulder Lake.

Residential development costs were further increased by the continued construction of the 18 unit Boulder Lake Village condominium ($1,050,000) and four Woodsbluff Duplex Units ($290,000).   This increase was offset by the sale of one Boulder Lake Village condominium unit ($470,000) and three Woodsbluff Duplex units ($1,150,000.)

7.  Land

	1/31/09	10/31/08
Land held for investment
Land – Principally unimproved	$2,018,687	$2,018,687
Land – Commercial rental properties	6,176,140	6,176,140
	$8,194,827	$8,194,827

Land held for recreation
Land – Golf course	$8,656,154	$8,656,154
Land – Ski areas	37,706	37,706
	$8,693,860	$8,693,860

8.  Pension Benefits

   Components of Net Periodic Benefit Cost:

	Three Months Ended
	1/31/09	1/31/08

Service Cost	$34,500	$45,000
Interest Cost	89,750	79,250
Expected return on plan assets	($68,750)	($95,000)

Net amortization and deferral:
Amortization of transition obligation	717	717
Amortization of prior service cost	69	69
Amortization of accumulated gain	16,500	0
Net amortization and deferral	17,286	786

Total net periodic pension cost	$72,786	$30,036

     The Companies expect to contribute $536,260 to their pension plan in Fiscal 2009.  As of January 31, 2009, the Companies have not made any contributions.

9.  Investment in Direct Financing Leases

     The Companies lease the Jack Frost and Big Boulder ski areas under direct financing leases through 2034.  The leases provide for minimum rental payments plus scheduled increases based upon the consumer price index, which increases shall not exceed 4% in any given year.  Minimum annual future lease payments due under those leases at January 31 is as follows:

2010	$257,685
2011	264,127
2012	270,730
2013	277,499
2014	284,436
Thereafter	15,411,582
TOTAL	$16,766,059

     The Companies net investment in direct financing leases consists of the following as of January 31, 2009:

Minimum future lease payments	$8,335,180
Unguaranteed residual value of lease properties	8,430,879
Gross investment in lease	16,766,059
Unearned income	(8,445,340)
Net investment in direct financing leases	$8,320,719

     Unearned income is amortized into earnings using the interest method.  The scheduled payment increase over the terms of the leases have been accounted for on a straight line basis in accordance with generally accepted accounting principles.  The unguaranteed residual is evaluated on an ongoing basis.

10.  Per Share Data

     Earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during the period.  Diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the three months ended January 31, 2009 and 2008, net of assumed repurchases using the treasury stock method. Certain unexercised stock options to purchase shares of the Companies’ common stock were excluded from the dilutive calculation for the three months ended January 31, 2009 and 2008 due to the exercise price of the options being greater than the market price of the Companies’ common stock.

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods are presented  as follows:

	Three Months Ended
	1/31/09	1/31/08
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	0	0
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424

     Basic loss per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended
	1/31/09	1/31/08
Net loss	($127,258)	($385,496)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.05)	($0.16)

     Diluted loss per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended
	1/31/09	1/31/08
Net loss	($127,258)	($385,496)
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.05)	($0.16)

11. Subsequent Event.

On February 27, 2009, the Companies entered into a Fourth Loan Modification Agreement and allonge with Manufacturers and Traders Trust Company, or M & T Bank.

The Fourth Modified Loan Agreement amends the original Loan Agreement and the Amended and Restated Construction and Site Development Line of Credit Mortgage Note entered into by the Companies and M & T Bank on April 20, 2006 (as amended and modified from time to time).

Under the terms of the Fourth Modified Loan Agreement, M & T Bank decreased the Companies’ available line of credit of $25,000,000 by an aggregate of $5,000,000, to a maximum principal amount of $20,000,000, and amended the interest on the balance of the Loan to the greater of the overnight LIBOR plus 3.5% or the daily 30-day LIBOR rate plus 3.5%, establishing the minimum interest rate at 5.5%.  Also noted under the terms the $5 million open end mortgage intended for real estate transactions has been cancelled due to non-usage.

Also under the terms of the Fourth Modified Loan Agreement, the Site Development Sub Loan of $11,000,000 was decreased to $6,000,000 and the Companies agreed to establish an interest reserve account in the amount of $690,000 as security for the payment of interest on the Loan.  In addition, the Fourth Modified Loan Agreement stipulates that any advances under the Site Development Sub Loan or the Construction Sub Loan require written approval by M & T Bank’s Regional President.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made based upon, among other things, current assumptions by management, expectations and beliefs concerning future developments and their potential effect on the Companies.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  All statements, other than statements of historical fact, regarding the Companies’ strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements,” including but not limited to statements regarding the current and future real estate market in the Pocono Mountains; the timing and outcome of the Companies’ planned land development; compensation expense related to non-vested awards; contributions to the Companies’ pension plan; the Companies’ land development and infrastructure plans in and around Jack Frost Mountain and Big Boulder Lake and Ski Resort; and the Companies’ anticipated cash needs.

These statements involve known and unknown risks, uncertainties and other factors that may cause the Companies’ or their industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

▪

Changes in market demand and/or economic conditions within the Companies’ local region and nationally, including changes in consumer confidence, volatility of mortgage interest rates and inflation;

▪

The status of the current and future real estate market in the Pocono Mountains;

▪

An increase in borrowing costs, and the Companies’ ability to generate cash flow to pay interest and scheduled debt payments as well as the Companies’ ability to refinance such indebtedness;

▪

The Companies’ ability to continue to generate sufficient working capital to meet the Companies’ operating requirements;

▪

The Companies’ ability to obtain and maintain approvals from local, state and federal authorities on regulatory issues;

▪

The Companies’ ability to provide competitive pricing to sell homes;

▪

The Companies’ ability to achieve gross profit margins to meet operating expenses;

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

▪

Actions by the Companies’ competitors;

▪

Effects of changes in accounting policies, standards, guidelines or principles; and

▪

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

Overview

Since the early 1980s, the Companies have developed five resort communities in close proximity to their Jack Frost Mountain and Big Boulder Ski Area resorts.  The Companies’ resorts are located in the Pocono Mountains of Pennsylvania, an area which offers year-round regional tourist appeal and a quiet, relaxing vacation environment.

The Companies own 16,920 acres of land in Northeastern Pennsylvania, along with 13 acres in various other states.  Of these land holdings, the Companies’ have designated 4,971 acres as held for development.  It is expected that all of the Companies’ planned developments will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.

The Companies believe the real estate market in the Pocono Mountains continues to offer an attractive investment alternative for buyers seeking a second home in a resort community.  The Companies believe this is partially attributable to current moderate mortgage interest rates and a challenging economy that may be facilitating more regional tourist destinations.

The Companies are constructing Phase I and II of the Laurelwoods II community of single family and multi-family homes and a condominium project known as Boulder Lake Village.  Plans to develop residential communities near Jack Frost Mountain and Big Boulder ski resorts are in place in anticipation of an economic recovery.  This is part of the Companies’ comprehensive plan for their “core land” development in and around their two ski areas.  Management is very cautious, in the unpredictable housing market, not to commence any residential developments until the market stabilizes.

For the fiscal year ended October 31, 2009, or Fiscal 2009, management intends to continue selective sales of land, some of which may be treated as section 1031 tax deferred exchanges under the Internal Revenue Code.

Management is also taking various steps to attract new home and land sale customers. For example, purchasers who want to purchase newly constructed single family homes in the Companies’ Laurelwoods II community development and can make a down payment of at least 20%, have the option of financing their mortgage through Big Boulder Corporation with interest only payments for five years.  The Companies are also offering to the purchasers of the existing Laurelwoods II single family and duplex townhomes $8,000 toward the payment of such purchaser’s closing costs, dues for a one year membership with the Lake Mountain Club and complimentary passes to the Jack Frost National Golf Course.  The Companies are also offering to pay six months’ of homeowner’s association fees on behalf of any current homeowner in the Blue Heron, Midlake Condominium, Laurelwoods Community and Snow Ridge Village developments that provide a purchaser referral which results in the sale of an existing Laurelwoods II single family home.  The Companies have instituted discount price incentives for the 18 units to be sold in Building J of the Boulder Lake Village condominiums.  For the first six units sold, a 3% discount will apply, for the next six units sold, a 2% discount will apply, and for the final six units sold, a 1% discount will apply. The Companies are also offering financing opportunities for the purchase of selected tracts of land.

The Companies also generate revenue by the selective timbering of their land.  Management relies on the advice of their forester, who is engaged on a consulting basis, for the timing and selection of certain parcels for timbering whereby significant attention is given to protecting the environment and retaining the value of these parcels for future timber harvests.  The Companies’ forester is in the process of updating the inventory of the Companies’ timber resources to aid in land valuations so that management will have more current valuation information before entering into future timber agreements.

The Jack Frost National Golf Course opened in the spring of 2007.  The golf course is managed by Billy Casper Golf, LLC, a nationally-recognized golf course management company.

Plans are in place for a community surrounding the Jack Frost National Golf Course.  This community is expected to be comprised of single family homes and multi-family units, as well as golf club amenities and the necessary infrastructure.

The Companies also intend to advertise certain subdivisions for sale to recognized land developers in order to facilitate the market for housing and to reduce the inherent risk associated with land development.

The Companies currently operate Jack Frost-Big Boulder Real Estate which is located in Lake Harmony, Pennsylvania and markets new and previously owned homes in and around the Companies’ resort communities primarily to buyers seeking a second home.

Recent Developments

On December 1, 2008, the Companies entered into a lease agreement with Boulder View Tavern, Inc. to lease the restaurant owned by the Companies located near the entrance to Big Boulder Lake and Ski Area.  The term of the lease is five years with two five year renewal options.

Infrastructure improvements for Boulder Lake Village are complete and municipal approval to construct 144 condominium units is in place.   Construction of “Building J” in Boulder Lake Village, which is comprised of 18 condominium units, has been substantially completed.  On December 29, 2008, the first unit was sold.

The Companies have reviewed a study conducted by Penn Environmental and Remediation, Inc. regarding the potential for natural gas resources on company-owned land.  Management is currently evaluating options and the market feasibility of natural gas.

Due to the recent decline in the housing market nationwide, the Companies continue to monitor the progress of residential home sales within the northeast region.  No new residential development projects will be started until the market stabilizes.

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

Revenues are derived from a wide variety of sources, including sales of real estate, management of investment properties, home construction, property management services, golf activities, timbering and leasing activities.  Revenues are recognized as services are performed, except as noted below.

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

The Companies capitalize as land and land development costs, the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use.  The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method.  Revenue is recognized upon signing of the closing documents.  At closing, a binding contract is in effect, the buyer has arranged for permanent financing and the Companies are assured of payment in full.  Also at the time of closing, the risks and rewards associated with ownership have been transferred to the buyer.  Selling expenses are recorded when incurred.

Long-lived assets, namely properties, are recorded at cost. Depreciation and amortization is provided principally using the straight-line method over the estimated useful life of the asset. Upon sale or retirement of the asset, the cost and related accumulated depreciation are removed from the related accounts, and resulting gains or losses are reflected in income.

Interest, real estate taxes, and insurance costs, including those costs associated with holding unimproved land, are normally charged to expense as incurred. Interest cost incurred during construction of facilities is capitalized as part of the cost of such facilities. Maintenance and repairs are charged to expense, and major renewals and betterments are added to property accounts.

The Companies review their long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, the Companies calculate the expected future net cash flows to be generated by the asset.  If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the difference between the carrying value and the fair value of the asset.  The impairment loss is recognized in the period incurred.

Deferred income consists of dues, rents and deposits on land or home sales. Rents that are not yet earned are related to the Companies’ commercial properties that have been paid in advance, and dues are related to memberships in their hunting and fishing clubs and golf course memberships paid in advance. The Companies recognize revenue related to the hunting and fishing clubs and golf course memberships over the one-year period that the dues cover.  The Companies recognize revenue related to the fishing club over a five month period from May through September, and the golf course over a seven month period, April through October.  Deposits are required on land and home sales.

The Companies sponsor a defined benefit pension plan as detailed in footnote 8.  The accounting for pension benefits is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases.  Changes in these key assumptions can have a significant effect on the pension plan’s impact on the Companies’ financial statements.  The Companies engage the services of an independent actuary and investment consultant to assist them in determining these assumptions and in calculating pension income.  The plan is currently underfunded and, accordingly, the Companies have made contributions to the fund of $467,392 and $444,494 in the fiscal years ending October 31, 2008, or Fiscal 2008, and October 31, 2007, or Fiscal 2007, respectively.  The Companies expect to contribute $536,260 to the pension plan in Fiscal 2009.  The Companies also have in place a 401K pension plan available to all full time employees, which is funded entirely by employee contributions.

The Companies account for their employee stock options in accordance with SFAS No. 123R, “Share-Based Payment”.  SFAS No. 123R requires the Companies to recognize as compensation expense an amount equal to the grant date fair value of the stock options issued over the required service period.  Compensation cost was measured using the modified prospective approach provided under SFAS No. 123R.

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

Results of Operations for the Three Months Ended January 31, 2009 and 2008

Operations for the three months ended January 31, 2009 resulted in a net loss of ($127,258), or ($0.05) per combined share, compared to a net loss of ($385,496), or ($0.16) per combined share, for the three months ended January 31, 2008.

Revenues

Combined revenue of $3,169,070 for the three months ended January 31, 2009 represents an increase of $919,318, compared to the three months ended January 31, 2008.  Real Estate Management Operations / Rental Operations revenue decreased $1,178,009, or 53%, for the three months ended January 31, 2009, compared to the three months ended January 31, 2008. Summer Recreation Operations revenue decreased $1,326, or 21%, for the three months ended January 31, 2009, compared to the three months ended January 31, 2008. Land Resource Management revenue increased $2,098,653 for the three months ended January 31, 2009 compared to the three months ended January 31, 2008.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations had revenue of $1,060,240 for the three months ended January 31, 2009, compared to $2,238,249 for the three months ended January 31, 2008, which resulted in a decrease of $1,178,009, or 53%.  This was primarily attributed to a decrease in Moseywood Construction Company’s new home construction sales.  Revenue for the new home construction for the three months ended January 31, 2009 was $186,012, compared to $1,408,535 for the three months ended January 31, 2008, a decrease of $1,222,523, or 87%.  This is the result of having fewer homes under construction in Fiscal 2009 as compared to Fiscal 2008.  As of January 31, 2009, there were 12 homes under various stages of construction compared to 34 homes for the period ended January 31, 2008.  On July 3, 2008, management decided to complete all new homes under contract and not to accept any new home construction contracts due to the ongoing slowdown of the overall economy.  This was offset by sales commissions revenue on residential home sales at our resort communities for the three months ended January 31, 2009 of $87,434 as compared to $58,490 for the three months ended January 31, 2008, an increase of $28,944 or 49%.  Trust service fees, which are fees for water, sewer and road maintenance, for the three months ended January 31, 2009 were $149,307 as compared to $129,692 for the three months ended January 31, 2008, which resulted in an increase of $19,615 or

15%.  Rental revenue for the three months ended January 31, 2009 was $581,689 as compared to $583,816 for the three months ended January 31, 2008 resulting in a decrease of $2,127.

Summer Recreation Operations

Summer Operations revenue relating to the Jack Frost National Golf Course for the three months ended January 31, 2009 was $4,878 as compared to $6,204 for the three months ended January 31, 2008, for a decrease of $1,326, or 21%.  These revenues were derived from minimal course play in early November of each season prior to the course closing.

Land Resource Management

For the three months ended January 31, 2009, Land Resource Management had revenue of $2,103,952 compared to $5,299 for the three months ended January 31, 2008, which resulted in an increase of $2,098,653.  This increase is primarily attributable to three duplex home sales in the Laurelwoods II community and one condominium sale at Boulder Lake Village for the three months ended January 31, 2009, as compared to no home sales in Laurelwoods II community or Boulder Lake Village for the three months ended January 31, 2008.  For the three months ended January 31, 2009, timbering revenue was $261,483 as compared to $0 for the three months ended January 31, 2008.  There was one land sale for the three month period ended January 31, 2009 for $4,500.  Land sales occur sporadically and do not follow any set schedule.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the three months ended January 31, 2009 were $871,431 compared to $2,004,554 for the three months ended January 31, 2008, which represents a decrease of $1,133,123, or 57%.  For the three months ended January 31, 2009, new home construction costs were $196,974 compared to $1,170,251 for the three months ended January 31, 2008 for a decrease of $973,277, or 83%.  This decrease relates to fewer new homes being constructed in Fiscal 2009 as the result of a slowdown of current economic conditions and management’s decision not to accept any new home construction contracts. Operating expenses for the new home construction division for the three months ended January 31, 2009 were $87,997 as compared to $275,511 for the three months ended January 31, 2008 for a decrease of $187,514, or 68%. This was primarily related to management’s decision not to accept any new home construction contracts.

Summer Recreation Operations

Operating expenses associated with Summer Operations for the three months ended January 31, 2009 were $229,154 as compared to $238,224 for the three months ended January 31, 2008, which represents a decrease of $9,070, or 4%.  These reduced costs are primarily attributable to a reduction in seasonal payroll ($14,921, or 98%), utilities ($7,303, or 62%) offset by an increase in insurance ($13,481, or 98%).

Land Resource Management

Operating costs associated with Land Resource Management for the three months ended January 31, 2009 were $1,726,884 compared with $92,641 for the three months ended January 31, 2008, which represents an increase of $1,634,243.  This is primarily attributable to an increase in construction costs related to real estate development, which was $1,254,695 for the three months ended January 31, 2009 as compared to $2,884 for the three months ended January 31, 2008, for an increase of $1,251,811.  This is the result of three home sales in the Laurelwoods II community and one condominium sale in Boulder Lake Village for the three months ended January 31, 2009, as compared to no home sales in our resort communities for the three months ended January 31, 2008.  Land Resource Management operating expenses for the three months ended January 31, 2009 were $489,688 as compared to $120,105 for the three months ended January 31, 2008 for an increase of $369,583.  Operating expense increases were the result of home sales.

General and Administration

General and Administration costs for the three months ended January 31, 2009 were $376,705 compared to $310,470 for the three months ended January 31, 2008, which represents an increase of $66,235 or 21%.  This is primarily the result of a reallocation of salaries and corporate service fees to better reflect actual job related duties.

Other Income (Expense)

Interest and other income was $87,798 for the three months ended January 31, 2009 compared to $78,756 for the three months ended January 31, 2008, which represents an increase of $9,042 or 11%.  This was primarily attributable to payments made by a third party on a note receivable.

Interest expense for the three months ended January 31, 2009 was $234,909 compared to $266,315 for the three months ended January 31, 2008, which represents a decrease of $31,406 or 12%.  This was primarily the result of the pay down of certain mortgage debt and declining interest rates.

Tax Rate

The effective tax rate for the three months ended January 31, 2009 and 2008 was 34%.  The rate for 2009 is specific to federal taxes.  There is no benefit for state income tax in 2009 because the Companies fully reserved the future benefit.

Liquidity and Capital Resources

As reflected in the Combined Condensed Statements of Cash Flows, net cash provided by operating activities was $308,916 for the three months ended January 31, 2009 versus net cash used in operating activities of $1,612,255 for the three months ended January 31, 2008.  The increase in net cash provided by operating activities for the three months ended January 31, 2009 was primarily attributable to the change in Land and Land Development costs, which resulted from the sale of three Woodsbluff duplex units and one Boulder Lake Village Condominium unit.

For the three months ended January 31, 2009, the construction of Building J in the Boulder Lake Village condominium community at Big Boulder was our major expenditure.

On December 11, 2006, the Companies entered into a Mortgage and Security Agreement and a $3,000,000 promissory note with State Farm F.S.B. The note is secured by a mortgage, which encumbers certain real property purchased on August 18, 2006, known as the Walgreens Store located in Dover Township, Ocean County, New Jersey.  The agreement was scheduled to mature on January 1, 2009.  On December 29, 2008, the Companies received a one year extension of the agreement and an adjustment of interest from LIBOR plus .9% to LIBOR plus 4.50%.  Interest only payments are due and payable monthly until January 1, 2010, at which time the principal is due.  The interest rate, calculated LIBOR plus four and one-half of one percent (4.5%), equaled 4.95% at January 31, 2009.

On December 15, 2006, the Companies entered into a Mortgage and Security Agreement and a $4,000,000 promissory note with State Farm F.S.B. The note is secured by a mortgage, which encumbers certain real property purchased on October 31, 2006, known as the Walgreens Store located in White Bear Lake, Washington County, Minnesota.  The agreement was scheduled to mature on January 1, 2009.  On December 29, 2008, the Companies received a one year extension of the agreement and an adjustment of interest from LIBOR plus .9% to LIBOR plus 4.5%.  Interest only payments are due and payable monthly until January 1, 2010, at which time the principal is due.  The interest rate, calculated at LIBOR plus four and one-half of one percent (4.5%), equaled 4.95% at January 31, 2009.

The Companies have a line of credit with Manufacturers and Traders Trust Company in the aggregate amount of $25,000,000 to fund real estate development.  Interest is due and payable on a monthly basis at a rate equal to LIBOR (as announced by the Wall Street Journal as of the first day of the calendar month) plus 2.5% which equaled 2.95% at January 31, 2009.  The aggregate amount available on the line has been amended from $25,000,000 to $20,000,000 and the interest rate has been amended from LIBOR plus 2.5% to LIBOR plus 3.5%, with a minimum of 5.5%, effective February 27, 2009.  The total principal amount outstanding under the aggregate line of credit will not exceed the lesser of (a) $25,000,000, or (b) 80% of the cost or appraised value of the units.  The remaining principal and any accrued interest is due and payable on April 19, 2010.  The Companies are using $7,900,000 of the $25,000,000 line of credit to fund the construction of residential development projects.  The Companies have utilized a portion of the proceeds from the sale of three Woodsbluff Court duplex units and one Boulder Lake Village condominium unit to pay $909,323 on this sublimit during the first quarter of Fiscal 2009.  At January 31, 2009, $5,691,457 was outstanding on this sub-limit.  A total of $11,000,000 of the $25,000,000 line of credit is used to fund site development improvements for residential developments.  The $11,000,000 sub-limit has been modified effective February 27, 2009 to $6,000,000.  The Companies have utilized a portion of the proceeds from the sale of three Woodsbluff Court duplex units and one Boulder Lake Village condominium unit to pay $280,000 on this sublimit during the first quarter of Fiscal 2009.  At January 31, 2009, $4,392,933 was outstanding on this sub-limit.  The remaining $6,100,000 of the $25,000,000 line of credit is used to fund the expansion of the water and sewer systems at both Big Boulder and Jack Frost Mountain Ski Areas. This expansion is necessary to accommodate the new construction.  At January 31, 2009, $2,461,510 was outstanding on the $6,100,000 sub-limit.  The term on this sub-limit is two years with interest only payments due until the maturity date after which time the Companies plan to seek a term mortgage note.

The Companies have two other loan facilities with Manufacturers and Traders Trust Company totaling $8,100,000: a $3,100,000 line of credit for general operations and a $5,000,000 open end mortgage for real estate transactions.  During the three months ended January 31, 2009, we borrowed against the $3,100,000 line of credit in varying amounts with a maximum amount of $3,094,868.  At January 31, 2009, $2,960,180 is outstanding on the $3,100,000 line and there are no borrowings outstanding on the $5 million mortgage.  Effective February 27, 2009, the $5 million open end mortgage intended for real estate transactions has been cancelled due to non-usage.  The rates of interest are one percentage point less than the prime rate on the $3.1 million line (which equaled 2.25% at January 31, 2009) and one half of one percentage point (0.50%) less than the prime rate on the $5 million line (which equaled 2.75% at January 31, 2009).

Purchase obligations total $3,108,063 and consist of material contracts with multiple contractors all relating to real estate development.  Payments and adjustments made through January 31, 2009 total $2,611,219.

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

Item 4T.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

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

Item 5.  OTHER INFORMATION

On March 11, 2009, the Companies entered into two Agreements of Sale with The Conservation Fund for the sale of eight non-contiguous parcels of raw land belonging to the Companies.  The first Agreement of Sale, or the Phase 1 Agreement, relates to the sale of 1,175 acres located in Monroe and Lackawanna Counties, Pennsylvania, for a total purchase price of $2,100,000, $5,000 of which is payable to the Companies within five business days of the date of the Phase I Agreement and the remainder of which is payable to the Companies at the closing.  The second Agreement of Sale, or the Phase 2 Agreement, relates to the sale of 2,797 acres located in Lackawanna, Luzerne and Monroe Counties, Pennsylvania, for a total purchase price of $8,150,000, $5,000 of which is payable to the Companies within five business days of the date of the Phase 2 Agreement and the remainder of which is payable to the Companies at the closing.

The closing of the Phase 1 Agreement and the Phase 2 Agreements are contingent upon, among other things, The Conservation Fund’s satisfactory completion of its due diligence on the land parcels.  In connection with the Phase 1 Agreement, The Conservation Fund has a period of 75 days to complete its due diligence review and in connection with the Phase 2 Agreement, The Conservation Fund has a period of 120 days to complete its due diligence review.  In both cases, the Companies expect closing to occur on or before 30 days following the termination of the relevant due diligence period.

The Phase 1 Agreement and the Phase 2 Agreement both contain customary representations and warranties, as well as standard closing conditions.

The Companies intend to use the proceeds of these land sales to pay down debt.

Item 6.   EXHIBITS

Exhibit Number	Description
10.1*

Agreement of Sale, Phase 1, dated March 11, 2009 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 1,175 acres located in Monroe and Lackawanna Counties, Pennsylvania.

10.2*

Agreement of Sale, Phase 2, dated March 11, 2009 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 2,797 acres located in Lackawanna, Luzerne and Monroe Counties, Pennsylvania.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   March 13, 2009

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   March 13, 2009

/s/ Cynthia A. Van Horn

Cynthia A. Van Horn

Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*

Agreement of Sale, Phase 1, dated March 11, 2009 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 1,175 acres located in Monroe and Lackawanna Counties, Pennsylvania.

10.2*

Agreement of Sale, Phase 2, dated March 11, 2009 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 2,797 acres located in Lackawanna, Luzerne and Monroe Counties, Pennsylvania.

31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification

* Filed herewith