Form 10-Q
period 2009-04-30
BLUE RIDGE REAL ESTATE CO
filed 2009-06-12
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

☒YES          ☐NO

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐YES          ☐NO

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

☐YES          ☒NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on June 12, 2009 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Condensed Balance Sheets – April 30, 2009 and October 31, 2008

1

Combined Condensed Statements of Operations - Three and Six Months ended

April 30, 2009 and 2008

2

Combined Condensed Statement of Changes in Shareholders’ Equity –

Six months ended April 30, 2009

3

Combined Condensed Statements of Cash Flows - Six Months Ended

April 30, 2009 and 2008

4

Notes to Financial Statements

5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations

11

Item 4T.  Controls and Procedures

18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

19

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits

20

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS

	(UNAUDITED)
ASSETS	4/30/09	10/31/08
Land and land development costs (4,971 acres per land ledger)	$23,759,270	$23,952,717
Land improvements, buildings & equipment, net	27,060,967	27,448,577
Land held for investment, (11,448 acres per land ledger)	8,194,827	8,194,827
Land held for recreation (514 acres per land ledger)	8,693,860	8,693,860
Net investment in direct financing leases	8,317,180	8,324,258
Cash and cash equivalents	160,846	225,083
Cash held in escrow	98,029	232,059
Prepaid expenses and other assets	1,202,040	1,430,068
Accounts receivable and mortgages receivable	558,085	532,167
	$78,045,104	$79,033,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$31,755,876	$31,273,294
Accounts payable	601,759	1,264,556
Accrued liabilities	456,782	628,325
Deferred income	1,080,390	866,660
Amounts due to related parties	16,042	48,959
Deferred income taxes	6,463,000	6,750,000
Accrued pension expense	1,179,643	1,179,643
Total liabilities	41,553,492	42,011,437

Commitments and contingencies

COMBINED SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442	819,731	819,731
Capital in excess of stated value	19,811,808	19,785,264
Earnings retained in the business	18,639,947	19,197,058
Accumulated other comprehensive loss	(694,467)	(694,467)
	38,577,019	39,107,586
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	36,491,612	37,022,179
	$78,045,104	$79,033,616

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 and 2008
(UNAUDITED)	Three Months Ended		Six Months Ended
	4/30/09	4/30/08	4/30/09	4/30/08
Revenues:
Real estate management	$433,938	$1,247,840	$912,489	$2,902,273
Summer recreation operations	45,835	33,631	50,713	39,835
Land resource management	5,947	556,943	2,109,899	562,242
Rental income	616,563	617,682	1,198,252	1,201,498
	1,102,283	2,456,096	4,271,353	4,705,848
Costs and expenses:
Real estate management	584,142	1,375,773	1,173,248	3,061,208
Summer recreation operations	249,560	306,449	478,714	544,673
Land resource management	94,324	440,491	1,821,208	533,132
Rental income	298,944	338,297	581,269	657,416
General and administration	341,804	303,331	718,509	613,801
Loss on sale of assets	0	23,033	10,643	23,033
	1,568,774	2,787,374	4,783,591	5,433,263
Operating loss	(466,491)	(331,278)	(512,238)	(727,415)

Other income (expense):
Interest and other income	81,682	80,390	169,480	159,146
Interest expense (net of capitalized interest for the three and six months ended April 30, 2009 and 2008 of $118,256, $132,499, $225,178 and $312,615, respectively.)	(266,444)	(237,612)	(501,353)	(503,927)
	(184,762)	(157,222)	(331,873)	(344,781)

Loss from continuing operations before income taxes	(651,253)	(488,500)	(844,111)	(1,072,196)

Credit for income taxes	(221,400)	(166,200)	(287,000)	(364,400)

Net loss	($429,853)	($322,300)	($557,111)	($707,796)

Basic loss per weighted average combined share	($0.18)	($0.13)	($0.23)	($0.29)

Diluted loss per weighted average combined share	($0.18)	($0.13)	($0.23)	($0.29)

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED APRIL 30, 2009

(UNAUDITED)

					Accumulated
	Capital Stock (a)		Capital in Excess of	Earnings Retained in	Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (b)	Total

Balances, October 31, 2008	2,732,442	$819,731	$19,785,264	$19,197,058	($694,467)	($2,085,407)	$37,022,179

Net loss				(557,111)			(557,111)

Compensation recognized under employee stock plan			26,544				26,544

Balances, April 30, 2009	2,732,442	$819,731	$19,811,808	$18,639,947	($694,467)	($2,085,407)	$36,491,612

(a) Capital stock, at stated value of $.30 per combined share

(b) 282,018 shares held in treasury, at cost

See accompanying notes to unaudited financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED
APRIL 30, 2009 and 2008
(UNAUDITED)
	2009	2008
Cash Flows Used In Operating Activities:
Net loss	($557,111)	($707,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	701,281	697,562
Deferred income taxes	(287,000)	(364,400)
Loss on sale/disposition of assets	10,643	24,848
Compensation cost under employee stock plans	26,544	84,525
Changes in operating assets and liabilities:
Cash held in escrow	134,030	(238,665)
Accounts receivable and mortgages receivable	(25,918)	163,625
Prepaid expenses and other assets	228,028	430,287
Land and land development costs	(22,524)	(1,820,603)
Accounts payable and accrued liabilities	(867,257)	(735,842)
Deferred income	213,730	434,826
Net cash used in operating activities	(445,554)	(2,031,633)
Cash Flows Used In Investing Activities:
Proceeds from disposition of assets	0	14,250
Additions to properties	(90,536)	(289,701)
Payments received under direct financing lease arrangements, net	7,078	8,561
Net cash used in investing activities	(83,458)	(266,890)
Cash Flows Provided By Financing Activities:
Proceeds from debt	4,570,410	6,904,979
Payment of debt	(4,087,828)	(4,544,084)
Deferred financing costs	(17,807)	0
Net cash provided by financing activities	464,775	2,360,895
Net (decrease) increase in cash and cash equivalents	(64,237)	62,372
Cash and cash equivalents, beginning	225,083	189,702
Cash and cash equivalents, ending	$160,846	$252,074

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$733,731	$824,252
Income taxes	$34,400	$500

Supplemental disclosures of non cash investing and financing activities:
Reclassification of assets from land and land development costs to land held for investment and land improvements, buildings and equipment	$215,971	$348,388

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

     The condensed balance sheet as of October 31, 2008, which has been derived from audited financial statements, and the combined condensed financial statements as of and for the six month periods ended April 30, 2009 and 2008, which are unaudited, are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined condensed financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2008 Annual Report on Form 10-K. In the opinion of management, the accompanying combined condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

     In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with principles presented in SFAS No. 157. FSP SFAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, whether a transaction is distressed, is applicable to all assets and liabilities and will require enhanced disclosures. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009.  The Companies are in the process of evaluating the effect, if any, the adoption of the FSP will have on our financial statements.

     In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB No. 28-1”). FSP SFAS No. 107-1 and APB No. 28-1 amend SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements, and APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP SFAS No. 107-1 and APB No. 28-1 are effective for periods ending after June 15, 2009.  The Companies are in the process of evaluating the effect, if any, the adoption of these pronouncements will have on our financial statements.

     In May 2009, the FASB issued Financial Accounting Standards No. 165, Subsequent Events, ("SFAS 165").  SFAS 165 establishes the period after the balance sheet date and the circumstances in which management should evaluate events or transactions for potential recognition or disclosure in financial statements.  SFAS 165 is effective for periods ending after June 15, 2009.

3. Segment Reporting

     The Companies currently operate in three business segments, which consist of Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management segments.

4. Income Taxes

     The benefit for income taxes for the three and six months ended April 30, 2009 and 2008 is estimated using the estimated annual effective tax rate for the years ending October 31, 2009 and 2008.  The effective income tax rate for the first six months of the fiscal year ending October 31, 2009 (“Fiscal 2009”) and Fiscal 2008 was estimated at 34%.

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

     At April 30, 2009, federal and state tax returns for years ending October 31, 2005 and later are subject to future examination by the respective tax authorities.

5.  Stock Based Compensation

     During the six months ended April 30, 2009, no stock options were issued or exercised.

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

     Option activity during the six month period ended April 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2008	64,600	$36.93	$2,385,600	2.4
Granted	0	0	0
Exercised	0	0	0
Canceled	0	0	0
Outstanding at April 30, 2009	64,600	$36.93	$2,385,600	1.9

Options exercisable at April 30, 2009	58,030	36.69

Option price range	$34.00-$39.00

       Activity related to non-vested options for the period ended April 30, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value Price
Non-vested at October 31, 2008	11,945	$7.87
Granted	0	0
Vested	(5,375)	(9.88)
Non-vested at April 30, 2009	6,570	$6.22

     No options were exercised during the six months ended April 30, 2009 or 2008.  The Companies expect to recognize compensation expense related to non-vested awards totaling approximately $17,667 over the next two years based on graded average vesting.

     The Companies’ policy regarding the exercise of options is that optionees utilize an independent broker to manage the transaction, whereby, the broker sells the exercised shares on the open market.

6.  Land and Land Development Costs

     Land and improvements in progress held for development consists of the following:

	4/30/2009	10/31/2008
Land unimproved designated for development	$461,186	$461,186
Residential development	12,978,997	10,027,041
Infrastructure development	10,319,087	13,464,490
	$23,759,270	$23,952,717

     The increase in residential development costs and the decrease in infrastructure costs is primarily due to the closing and subsequent allocation of the capital jobs relating to site development in Woodsbluff Court ($525,000) located in the Laurelwoods II residential community and the Boulder Lake Village condominium project ($2,650,000) on Big Boulder Lake.

     Residential development costs were further increased by the continued construction of the 18 unit Boulder Lake Village condominium ($1,320,000) and four Woodsbluff Duplex Units ($325,000).   This increase was offset by the sale of one Boulder Lake Village condominium unit ($415,000) and three Woodsbluff Duplex units ($1,150,000).

7.  Land

	4/30/09	10/31/08
Land held for investment
Land – Principally unimproved	$2,018,687	$2,018,687
Land – Commercial rental properties	6,176,140	6,176,140
	$8,194,827	$8,194,827

Land held for recreation
Land – Golf course	$8,656,154	$8,656,154
Land – Ski areas	37,706	37,706
	$8,693,860	$8,693,860

8.  Pension Benefits

     Components of Net Periodic Benefit Cost:

	Three Months Ended		Six Months Ended
	4/30/09	4/30/08	4/30/09	4/30/08

Service Cost	$34,500	$45,000	$69,000	$90,000
Interest Cost	89,750	79,250	179,500	158,500
Expected return on plan assets	($68,750)	($95,000)	(137,500)	(190,000)

Net amortization and deferral:
Amortization of transition obligation	717	717	1,434	1,434
Amortization of prior service cost	69	69	138	138
Amortization of accumulated gain	16,500	0	33,000	0
Net amortization and deferral	17,286	786	34,572	1,572
Total net periodic pension cost	$72,786	$30,036	$145,572	$60,072

     The Companies expect to contribute $399,108 to their pension plan in Fiscal 2009.  As of April 30, 2009, the Companies made contributions totaling $102,700.  The Companies anticipate contributing an additional $296,408 to fund its pension in Fiscal 2009.

9.  Investment in Direct Financing Leases

     The Companies lease the Jack Frost and Big Boulder ski areas under direct financing leases through 2034.  The leases provide for minimum rental payments plus scheduled increases based upon the consumer price index, which increases shall not exceed 4% in any given year.  Minimum annual future lease payments due under those leases at April 30 is as follows:

2010	$259,286
2011	265,768
2012	272,412
2013	279,222
2014	286,203
Thereafter	15,320,601
TOTAL	$16,683,492

     The Companies net investment in direct financing leases consists of the following as of April 30, 2009:

Minimum future lease payments	$8,252,613
Unguaranteed residual value of lease properties	8,430,879
Gross investment in lease	16,683,492
Unearned income	(8,366,312)
Net investment in direct financing leases	$8,317,180

     Unearned income is amortized into earnings using the interest method.  The scheduled payment increase over the terms of the leases have been accounted for on a straight line basis in accordance with generally accepted accounting principles.  The unguaranteed residual is evaluated on an ongoing basis.

10.  Per Share Data

     Earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during the period.  Diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the three and six months ended April 30, 2009 and 2008, net of assumed repurchases using the treasury stock method. Certain unexercised stock options to purchase shares of the Companies’ common stock were excluded from the dilutive calculation for the three and six months ended April 30, 2009 and 2008 due to the exercise price of the options being greater than the market price of the Companies’ common stock.

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods are presented  as follows:

	Three Months Ended		Six Months Ended
	4/30/09	4/30/08	4/30/09	4/30/08
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424	2,450,424	2,450,424
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	0	0	0	0
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424	2,450,424	2,450,424

     Basic loss per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended		Six Months Ended
	4/30/09	4/30/08	4/30/09	4/30/08
Net loss	($429,853)	($322,300)	($557,111)	($707,796)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.18)	($0.13)	($0.23)	($0.29)

     Diluted loss per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended		Six Months Ended
	4/30/09	4/30/08	4/30/09	4/30/08
Net loss	($429,853)	($322,300)	($557,111)	($707,796)
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.18)	($0.13)	($0.23)	($0.29)

11. Subsequent Event

On May 22, 2009, the Companies entered into a Deed of Trust and Security Agreement and Real Estate Lien Note with Barbers Hill Bank, a branch of Anahuac National Bank, in the amount of $1,050,000, which encumbers certain real property owned by Blue Ridge Real Estate Company located in Chambers County, Texas.  This property is currently leased to Jack in the Box Eastern Division, L.P. The loan has a term of five years and a fixed interest rate of 6.75% and requires monthly payments in the amount of $7,254 beginning June 22, 2009 and ending May 22, 2014, at which time the remaining principal balance and all interest accrued shall become due and payable.  The proceeds of the loan will be used to fund the completion of Building J of the Boulder Lake Village condominium project and general operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made based upon, among other things, current assumptions by management, expectations and beliefs concerning future developments and their potential effect on the Companies.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  All statements, other than statements of historical fact, regarding the Companies’ strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements,” including but not limited to statements regarding the current and future real estate market in the Pocono Mountains; the timing of the agreements of sale with The Conservation Fund, the timing and outcome of the Companies’ planned land development; compensation expense related to non-vested awards; contributions to the Companies’ pension plan; the Companies’ land development and infrastructure plans in and around Jack Frost Mountain and Big Boulder Lake and Ski Resort; and the Companies’ anticipated cash needs.

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

Management is also taking various steps to attract new home and land sale customers. For example, purchasers who want to purchase newly constructed single family homes in the Companies’ Laurelwoods II community development and can make a down payment of at least 20%, have the option of financing their mortgage through Big Boulder Corporation with interest only payments for five years.  The Companies are also offering a one year membership with the Lake Mountain Club and complimentary passes to the Jack Frost National Golf Course to the purchasers of the existing Laurelwoods II single family and duplex townhomes.  The Companies are also offering to pay six months’ of homeowner’s association fees on behalf of any current homeowner in the Blue Heron, Midlake Condominium, Laurelwoods Community and Snow Ridge Village developments that provide a purchaser referral which results in the sale of an existing Laurelwoods II single family home.  The Companies have instituted discount price incentives for the 18 units to be sold in Building J of the Boulder Lake Village condominiums.  For the first six units sold, a 3% discount will apply, for the next six units sold, a 2% discount will apply, and for the final six units sold, a 1% discount will apply. The Companies are also offering financing opportunities for the purchase of selected tracts of land.

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

Recent Developments

On March 11, 2009, the Companies entered into two Agreements of Sale with The Conservation Fund for the sale of eight non-contiguous parcels of raw land belonging to the Companies.  The first Agreement of Sale, or the Phase 1 Agreement, relates to the sale of 1,175 acres located in Monroe and Lackawanna Counties, Pennsylvania, for a total purchase price of $2,100,000, $5,000 of which is payable to the Companies within five business days of the date of the Phase 1 Agreement and the remainder of which is payable to the Companies at the closing.  The second Agreement of Sale, or the Phase 2 Agreement, relates to the sale of 2,797 acres located in Lackawanna, Luzerne and Monroe Counties, Pennsylvania, for a total purchase price of $8,150,000, $5,000 of which is payable to the Companies within five business days of the date of the Phase 2 Agreement and the remainder of which is payable to the Companies at the closing.  The closing of the Phase 1 Agreement is scheduled to take place on June 24, 2009. The closing of the Phase 2 Agreement is expected to take place during the month of August 2009 contingent upon the Buyers’ satisfactory completion of a due diligence review.  The Companies intend to use the proceeds of these land sales to pay down debt.

Management made the decision to close the Jack Frost-Big Boulder Real Estate sales office located in unit 32 of the Blue Heron Community in Lake Harmony, Pennsylvania.  On April 24, 2009, the Companies signed an Agreement with Pocono Resorts Realty.  The Agreement provided for, among other things, the transfer of current home sale listings, the use of Company-owned signboards and the use of real estate sales offices currently located in the Jack Frost Mountain and Big Boulder Ski Area lodges. Also as part of the Agreement and upon approval by municipal and state agencies, Pocono Resorts Realty will be allowed to use a model home in either the Laurelwoods II or Boulder Lake Village developments as a sales office to sell the Companies’ newly constructed homes at Big Boulder.

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

The Companies sponsor a defined benefit pension plan as detailed in footnote 8.  The accounting for pension benefits is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases.  Changes in these key assumptions can have a significant effect on the pension plan’s impact on the Companies’ financial statements.  The Companies engage the services of an independent actuary and investment consultant to assist them in determining these assumptions and in calculating pension income.  The plan is currently underfunded and, accordingly, the Companies have made contributions to the fund of $467,392 and $444,494 in the fiscal years ending October 31, 2008, or Fiscal 2008, and October 31, 2007, or Fiscal 2007, respectively.  The Companies expect to contribute $399,108 to the pension plan in Fiscal 2009.  The Companies also have in place a 401(k) pension plan available to all full time employees, which is funded entirely by employee contributions.

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

Results of Operations for the Three and Six Months Ended April 30, 2009 and 2008

Operations for the three and six months ended April 30, 2009 resulted in, respectively, a net loss of ($429,853) and ($557,111), or ($0.18) and ($0.23) per combined share, compared to net loss of ($322,300) and ($707,796), or ($0.13) and ($0.29) per combined share, for the three and six month periods ended April 30, 2008.

Revenues

Combined revenue of $1,102,283 and $4,271,353 for the three and six months ended April 30, 2009 represents a decrease of $1,353,813 and $434,495, respectively, compared to the three and six months ended April 30, 2008. Real Estate Management Operations / Rental Operations revenue decreased $815,021 and $1,993,030, or 44% and 49%, respectively, for the three and six months ended April 30, 2009, compared to the three and six months ended April 30, 2008. Summer operations revenue increased $12,204 and $10,878, or 36% and 27%, respectively, for the three and six months ended April 30, 2009, compared to the three and six months ended April 30, 2008. Land resource management revenue decreased $550,996, or 99% and increased $1,547,657, or 275%, respectively, for the three and six months ended April 30, 2009 compared to the three and six months ended April 30, 2008.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations had revenue of $2,110,741 for the six months ended April 30, 2009, compared to $4,103,771 for the six months ended April 30, 2008, which resulted in a decrease of $1,993,030, or 49%, which was primarily attributed to a decrease in Moseywood Construction Company’s new home construction sales.  Revenue for the new home construction for the six months ended April 30, 2009 was $385,395 compared to $2,420,432 for the six months ended April 30, 2008 for a decrease of $2,035,037, or 84%. This is the result of having fewer homes under construction in Fiscal 2009 as compared to the six months ended April 30, 2008. As of April 30, 2009, there were 2 homes under various stages of construction compared to 13 homes for the period ended April 30, 2008. On July 3, 2008 Management decided to complete all new homes under contract and not to accept any new home construction contracts due to the ongoing slowdown in the overall economy. This was offset by an increase in Trust service fees, which are fees charged to our resort communities for water, sewer and road maintenance. For the six months ended

April 30, 2009 the Trust service fees were $312,832 as compared to $256,150 for the six months ended April 30, 2008 which resulted in an increase of $56,682 or 22%.

Summer Recreation Operations

Summer operations revenue for the six months ended April 30, 2009 was $50,713 as compared to $39,835 for the six months ended April 30, 2008 resulting in an increase of $10,878 or 27%. This was the result of an increase in green fees at the Jack Frost National Golf Course.

Land Resource Management

For the six months ended April 30, 2009, Land Resource Management had revenue of $2,109,899 compared to $562,242 for the six months ended April 30, 2008, which resulted in an increase of $1,547,657. This increase is attributable to sale of three duplex units in the Laurelwoods II community and one condominium in the Boulder Lake Village community for the six months ended April 30, 2009, as compared to one home sale in Laurelwoods II community for the six months ended April 30, 2008, for an increase of $1,480,656.  For the six months ended April 30, 2009, land sale revenue was $13,460 as compared to $207,942 for the six months ended April 30, 2008, for a decrease of $194,482, or 94%.  Land sales occur sporadically and do not follow any set schedule.  Timbering revenue for the six months ended April 30, 2009 was $261,483 on one timbering contract as compared to $0 for the six months ended April 30, 2008.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the six months ended April 30, 2009 were $1,754,517 compared to $3,718,624 for the six months ended April 30, 2008, which represents a decrease of $1,964,107, or 53%.  The decrease was mainly attributable to fewer new homes under construction in 2009 as the result of a slowdown of current economic conditions and Management’s decision not to accept any new home construction contracts.  For the six months ended April 30, 2009, construction costs were $416,863 compared to $2,061,810 for the six months ended April 30, 2008 for a decrease of $1,644,947, or 80%. New home construction operating expenses for the six months ended April 30, 2009 was $171,403 as compared to $513,558 for the six months ended April 30, 2008 resulting in a decrease of $342,155, or 67%. For the six months ended April 30, 2009, commission expense on new home sales decreased by $82,436, advertising expense decreased $78,488, salaries & wage expense decreased $37,610, corporate service fee decreased $45,630 and insurance expense decreased $20,147 as compared to the six months ended April 30, 2008, primarily due to the decrease in the number of new homes under construction.

Summer Recreation Operations

Operating expenses associated with Summer Operations for the six months ended April 30, 2009 were $478,714 as compared to $544,673 for the six months ended April 30, 2008, which represents a decrease of $65,959, or 12%.  This decrease was attributable to decreases in operating costs for the Jack Frost National Golf Course related to salaries and wages ($37,290) and supplies & services ($22,164).

Land Resource Management

Operating costs associated with Land Resource Management for the six months ended April 30, 2009 were $1,821,208 compared with $533,132 for the six months ended April 30, 2008, which represents an increase of $1,288,076.  This is primarily attributable to an increase in construction and operating costs related to real estate development, which was $1,753,859 for the six months ended April 30, 2009 as compared to $495,202 for the six months ended April 30, 2008, an increase of $1,258,657. This is the result of three home sales in the Laurelwoods II community and one condominium sale in the Boulder Lake Village community for the six months ended April 30, 2009 as compared to one single family home in the Laurelwoods II community for the six months ended April 30, 2008. Land sales’ operating expense increased $11,832 for the six months ended April 30, 2009 as compared to the six months ended April 30, 2008 and was primarily the result of $10,573 for research and development costs associated with natural gas exploration. Timbering operating expenses increased $21,914 for the six months ended April 30, 2009 as compared to the six months ended April 30, 2008 which was primarily for timber consultants.

General and Administration

General and Administration costs for the six months ended April 30, 2009 were $718,509 compared to $613,801 for the six months ended April 30, 2008, which represents an increase of $104,708, or 17%.  This is primarily the result of increased salaries and related benefits ($39,930, or 11%) and the discontinuance of corporate service fees ($80,994, or 100%). These increases were the result of a reallocation to better reflect actual job related duties. These increases were offset by a reduction in consulting fees of $10,810, or 44%.

Other Income (Expense)

Interest and other income was $169,480 for the six months ended April 30, 2009 compared to $159,146 for the six months ended April 30, 2008, which represents an increase of $10,334, or 6%.  This increase is primarily related to increased miscellaneous revenue from a leased shopping center.  Interest expense for the six months ended April 30, 2009 was $501,353 compared to $503,927 for the six months ended April 30, 2008, which represents a decrease of $2,574, or 1%.  This was primarily the result of the pay down of certain mortgage debt and declining interest rates.

Tax Rate

The effective tax rate for the three months ended April 30, 2009 and 2008 was 34%.  The rate for 2009 is specific to federal taxes.  There is no benefit for state income tax in 2009 because the Companies fully reserved the future benefit.

Liquidity and Capital Resources

As reflected in the Combined Condensed Statements of Cash Flows, net cash used in operating activities was $445,554 for the six months ended April 30, 2009 versus net cash used in operating activities of $2,031,633 for the six months ended April 30, 2008.  The decrease in net cash used in operating activities for the six months ended April 30, 2009 is primarily attributable to the downturn in the real estate market. Market conditions have caused us to take a conservative approach to construction, putting certain projects on hold.

For the six months ended April 30, 2009, the construction of Building J in the Boulder Lake Village condominium community at Big Boulder was our major expenditure.

On December 11, 2006, the Companies entered into a Mortgage and Security Agreement and a $3,000,000 promissory note with State Farm F.S.B. The note is secured by a mortgage, which encumbers certain real property purchased on August 18, 2006, known as the Walgreens Store located in Dover Township, Ocean County, New Jersey.  The agreement was scheduled to mature on January 1, 2009.  On December 29, 2008, the Companies received a one year extension of the agreement and an adjustment of interest from LIBOR plus .9% to LIBOR plus 4.50%.  Interest only payments are due and payable monthly until January 1, 2010, at which time the principal is due.  The interest rate, calculated at LIBOR plus four and one-half of one percent (4.5%), equaled 5.01% at April 30, 2009.

On December 15, 2006, the Companies entered into a Mortgage and Security Agreement and a $4,000,000 promissory note with State Farm F.S.B. The note is secured by a mortgage, which encumbers certain real property purchased on October 31, 2006, known as the Walgreens Store located in White Bear Lake, Washington County, Minnesota.  The agreement was scheduled to mature on January 1, 2009.  On December 29, 2008, the Companies received a one year extension of the agreement and an adjustment of interest from LIBOR plus .9% to LIBOR plus 4.5%.  Interest only payments are due and payable monthly until January 1, 2010, at which time the principal is due.  The interest rate, calculated at LIBOR plus four and one-half of one percent (4.5%), equaled 5.01% at April 30, 2009.

The Companies have a line of credit with Manufacturers and Traders Trust Company to fund real estate development.  The aggregate amount of this line of credit was $25,000,000 prior to February 27, 2009. On February 27, 2009 the Companies entered into a loan modification agreement which decreased the aggregate amount of the line of credit from $25,000,000 to 20,000,000.  The loan modification agreement also amended the interest rate from LIBOR plus 2.5% to LIBOR plus 3.5% with an interest rate floor of 5.5% and provides that the Companies must establish an interest reserve account of $690,000 as security for the payment of interest.  Interest is due and payable on a monthly basis and at April 30, 2009, the interest rate equaled 5.5%.  The outstanding principal and any unpaid accrued interest is due and payable on April 19, 2010.  The total line of credit is divided into three sublimits.  The Companies are using $7,900,000 of the $20,000,000 line of credit to fund the construction of residential development projects.  The Companies have utilized a portion of the proceeds from the sale of three Woodsbluff Court duplex units and one Boulder Lake Village condominium unit to pay $909,323 on this sublimit during the first quarter of Fiscal 2009.  At April 30, 2009, $5,691,457 was outstanding on this sub-limit.  The Companies utilized $6,000,000 of the $20,000,000 to fund site-development.  The loan modification amended the site-development sublimit from $11,000,000 to $6,000,000.  The Companies have utilized a portion of the proceeds from the sale of three Woodsbluff Court duplex units and one Boulder Lake Village condominium unit to pay $280,000 on this sublimit during the first quarter of Fiscal 2009.  At April 30, 2009, $4,392,933 was outstanding on this sub-limit.  The remaining $6,100,000 of the $20,000,000 line of credit is used to fund the expansion of the water and sewer systems at both Big Boulder and Jack Frost Mountain Ski Areas. This expansion is necessary to accommodate the new construction.  At April 30, 2009, $3,461,510 was outstanding on the $6,100,000 sub-limit.  The term on this sub-limit is two years with interest only payments due until the maturity date after which time the Companies plan to seek a term mortgage note.   The total principal amount outstanding under the aggregate line of credit may not exceed the lesser of (a) $20,000,000, or (b) 80% of the cost or appraised value of the units.

The Companies also have a $3,100,000 line of credit with Manufacturers and Traders Trust Company for general operations.  During the six months ended April 30, 2009, we borrowed against the $3,100,000 line of credit in varying amounts with a maximum amount of $3,096,713.  At April 30, 2009, $2,958,149 was outstanding on the $3,100,000 line and the rate of interest is 5.5%.  Previously, the Companies had a $5,000,000 open end mortgage with Manufacturers and Traders Trust intended for real estate transactions; however, effective February 27, 2009, the $5,000,000 line has been cancelled due to non-usage.

Purchase obligations total $3,009,113 and consist of material contracts with multiple contractors all relating to real estate development.  Payments and adjustments made through April 30, 2009 total $2,555,783.

On May 22, 2009, the Companies entered into a Deed of Trust and Security Agreement and Real Estate Lien Note with Barbers Hill Bank, a branch of Anahuac National Bank, in the amount of $1,050,000, which encumbers certain real property owned by the Companies in Chambers County, Texas.  The loan has a term of five years and a fixed interest rate of 6.75% and requires monthly payments in the amount of $7,254 beginning June 22, 2009 and ending May 22, 2014, at which time the remaining principal balance and all interest accrued shall become due and payable.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 7, 2009.  The following proposal was adopted by the margins indicated:

(1) Election of Directors.  The results of the vote tabulated at the meeting for the following five director nominees were as follows:

	Blue Ridge Real Estate Company		Big Boulder Corporation
	Number of Shares		Number of Shares
	Votes For	Votes Withheld	Votes For	Votes Withheld

Bruce F. Beaty	2,190,986	3,414	2,190,988	3,412
Milton Cooper	2,099,245	95,155	2,099,247	95,153
Michael J. Flynn	2,099,212	95,155	2,099,214	95,153
Patrick M. Flynn	2,099,268	95,099	2,099,270	95,097
Wolfgang Traber	2,190,987	3,414	2,190,989	3,412

No other persons were nominated, or received votes, for election as directors at the 2008 Annual Meeting of Shareholders. There were no abstentious or broker non-votes with respect to this proposal, except as noted above.

Item 6.   EXHIBITS

Exhibit Number	Description
10.1

Agreement of Sale, Phase 1, dated March 11, 2009 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 1,175 acres located in Monroe and Lackawanna Counties, Pennsylvania. (filed on March 13, 2009 as exhibit 10.1 to Form 10-Q and incorporated by reference herein.)

10.2

Agreement of Sale, Phase 2, dated March 11, 2009 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 2,797 acres located in Lackawanna, Luzerne and Monroe Counties, Pennsylvania. (filed on March 13, 2009 as exhibit 10.2 to Form 10-Q and incorporated by reference herein.)

10.3

Fourth Loan Modification Agreement, dated February 27, 2009, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company. (filed on March 3, 2009 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   June 12, 2009

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   June 12, 2009

/s/ Cynthia A. Van Horn

Cynthia A. Van Horn

Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1

Agreement of Sale, Phase 1, dated March 11, 2009 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 1,175 acres located in Monroe and Lackawanna Counties, Pennsylvania. (filed on March 13, 2009 as exhibit 10.1 to Form 10-Q and incorporated herein by reference.)

10.2

Agreement of Sale, Phase 2, dated March 11, 2009 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 2,797 acres located in Lackawanna, Luzerne and Monroe Counties, Pennsylvania. (filed on March 13, 2009 as exhibit 10.2 to Form 10-Q and incorporated herein by reference.)

10.3

Fourth Loan Modification Agreement, dated February 27, 2009, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company. (filed on March 3, 2009 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification

* Filed herewith