Form 10-Q
period 2009-07-31
BLUE RIDGE REAL ESTATE CO
filed 2009-09-14
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

☒YES          ☐NO

     Indicate by check mark whether the registrants have submitted electronically and posted on their corporate web sites, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

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

☐YES          ☒NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on September 11, 2009 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Condensed Balance Sheets – July 31, 2009 and October 31, 2008

1

Combined Condensed Statements of Operations - Three and Nine Months ended

July 31, 2009 and 2008

2

Combined Condensed Statement of Changes in Shareholders’ Equity –

Nine months ended July 31, 2009

3

Combined Condensed Statements of Cash Flows - Nine Months Ended

July 31, 2009 and 2008

4

Notes to Financial Statements

5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations

11

Item 4T.  Controls and Procedures

19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

19

Item 6.  Exhibits

20

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS

	(UNAUDITED)
ASSETS	7/31/09	10/31/08
Land and land development costs (4,971 acres per land ledger)	$24,101,689	$23,952,717
Land improvements, buildings & equipment, net	26,764,471	27,448,577
Land held for investment, (10,273 and 11,448 acres per land ledger)	8,145,500	8,194,827
Land held for recreation (514 acres per land ledger)	8,693,860	8,693,860
Net investment in direct financing leases	8,313,642	8,324,258
Cash and cash equivalents	198,097	225,083
Cash held in escrow	723,949	232,059
Prepaid expenses and other assets	1,204,204	1,430,068
Accounts receivable and mortgages receivable	629,302	532,167
	$78,774,714	$79,033,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$31,347,777	$31,273,294
Accounts payable	425,542	1,264,556
Accrued liabilities	472,945	628,325
Deferred income	888,595	866,660
Amounts due to related parties	20,416	48,959
Deferred income taxes	6,965,987	6,750,000
Accrued pension expense	1,179,643	1,179,643
Total liabilities	41,300,905	42,011,437

Commitments and contingencies

COMBINED SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442	819,731	819,731
Capital in excess of stated value	19,817,697	19,785,264
Earnings retained in the business	19,616,255	19,197,058
Accumulated other comprehensive loss	(694,467)	(694,467)
	39,559,216	39,107,586
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	37,473,809	37,022,179
	$78,774,714	$79,033,616

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 and 2008
(UNAUDITED)	Three Months Ended		Nine Months Ended
	7/31/09	7/31/08	7/31/09	7/31/08
Revenues:
Real estate management	$363,084	$932,889	$1,275,573	$3,835,162
Summer recreation operations	353,178	280,843	403,891	320,678
Land resource management	2,104,395	849,886	4,214,294	1,412,128
Rental income	586,401	603,214	1,784,653	1,804,712
	3,407,058	2,666,832	7,678,411	7,372,680
Costs and expenses:
Real estate management	449,628	1,086,795	1,622,876	4,148,003
Summer recreation operations	452,740	573,188	931,454	1,117,861
Land resource management	181,822	633,012	2,003,030	1,166,144
Rental income	305,909	350,784	887,178	1,008,200
General and administration	333,349	286,512	1,051,858	900,313
Loss on sale of assets	0	15,640	10,643	38,673
	1,723,448	2,945,931	6,507,039	8,379,194
Operating profit (loss)	1,683,610	(279,099)	1,171,372	(1,006,514)

Other income (expense):
Interest and other income	79,661	79,102	249,141	238,248
Interest expense (net of capitalized interest for the three and nine months ended July 31, 2009 and 2008 of $152,274, $111,713, $377,452 and $424,329, respectively.)	(283,963)	(245,243)	(785,316)	(749,170)
	(204,302)	(166,141)	(536,175)	(510,922)

Income (loss) from continuing operations before income taxes	1,479,308	(445,240)	635,197	(1,517,436)

Provision (credit) for income taxes	503,000	(151,500)	216,000	(515,900)

Net income (loss)	$976,308	($293,740)	$419,197	($1,001,536)

Basic earnings (loss) per weighted average combined share	$0.40	($0.12)	$0.17	($0.41)

Diluted earnings (loss) per weighted average combined share	$0.40	($0.12)	$0.17	($0.41)

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED JULY 31, 2009

(UNAUDITED)

					Accumulated
	Capital Stock (a)		Capital in Excess of	Earnings Retained in	Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (b)	Total

Balances, October 31, 2008	2,732,442	$819,731	$19,785,264	$19,197,058	($694,467)	($2,085,407)	$37,022,179

Net income				419,197			419,197

Compensation recognized under employee stock plan			32,433				32,433

Balances, July 31, 2009	2,732,442	$819,731	$19,817,697	$19,616,255	($694,467)	($2,085,407)	$37,473,809

(a) Capital stock, at stated value of $.30 per combined share

(b) 282,018 shares held in treasury, at cost

See accompanying notes to unaudited financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED
JULY 31, 2009 and 2008
(UNAUDITED)
	2009	2008
Cash Flows Provided By (Used In) Operating Activities:
Net income (loss)	$419,197	($1,001,536)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,059,600	1,049,598
Net book value of rental properties sold	0	483,121
Deferred income taxes	215,987	(515,900)
Loss on sale/disposition of assets	10,643	38,673
Compensation cost under employee stock plans	32,432	105,179
Changes in operating assets and liabilities:
Cash held in escrow	(491,890)	(231,722)
Accounts receivable and mortgages receivable	(97,135)	110,423
Prepaid expenses and other assets	225,863	543,255
Land and land development costs	(364,943)	(3,356,025)
Accounts payable and accrued liabilities	(1,022,936)	(1,032,680)
Deferred income	21,936	255,750
Net cash provided by (used in) operating activities	8,754	(3,551,864)
Cash Flows Used In Investing Activities:
Proceeds from disposition of assets	0	22,475
Additions to properties	(56,071)	(436,979)
Payments received under direct financing lease arrangements, net	10,616	12,840
Net cash used in investing activities	(45,455)	(401,664)
Cash Flows Provided By Financing Activities:
Proceeds from debt	6,993,598	11,149,991
Payment of debt	(6,919,115)	(7,151,379)
Deferred financing costs	(64,768)	0
Net cash provided by financing activities	9,715	3,998,612
Net (decrease) increase in cash and cash equivalents	(26,986)	45,084
Cash and cash equivalents, beginning	225,083	189,702
Cash and cash equivalents, ending	$198,097	$234,786

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,174,579	$1,187,543
Income taxes	$34,413	$747

Supplemental disclosures of non cash investing and financing activities:
Reclassification of assets from land and land development costs to land held for investment and land improvements, buildings and equipment	$215,971	$358,620

See accompanying notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Combination

     The  combined  financial  statements  include the accounts of Blue Ridge Real Estate Company and its wholly-owned  subsidiaries  (Northeast Land Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, Jack Frost National Golf Course, Inc., Blue Ridge Acquisition Company, BRRE Holdings, Inc., Coursey Commons Shopping Center, LLC, Coursey Creek, LLC, Cobble Creek, LLC, Flower Fields Motel, LLC, Blue Ridge WNJ, LLC and Blue Ridge WMN, LLC) (“Blue Ridge”) and Big Boulder Corporation and its  wholly-owned  subsidiaries  (Lake  Mountain  Company and BBC  Holdings, Inc.) (“Big Boulder” and, together with Blue Ridge, the “Companies”).

     The condensed balance sheet as of October 31, 2008, which has been derived from audited financial statements, and the combined condensed financial statements as of and for the nine month periods ended July 31, 2009 and 2008, which are unaudited, are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined condensed financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2008 Annual Report on Form 10-K. In the opinion of management, the accompanying combined condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

4. Income Taxes

     The benefit for income taxes for the three and nine months ended July 31, 2009 and 2008 is estimated using the estimated annual effective tax rate for the years ending October 31, 2009 and 2008.  The effective income tax rate for the first nine months of the fiscal year ending October 31, 2009 (“Fiscal 2009”) and Fiscal 2008 was estimated at 34%.

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

     The Companies’ continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense in its combined financial statements. As of and for the nine months ended July 31, 2009, no interest and penalties have been accrued in the combined balance sheet and no expense has been incurred in the combined statement of operations.

     At July 31, 2009, federal and state tax returns for years ending October 31, 2005 and later are subject to future examination by the respective tax authorities.

5.  Stock Based Compensation

     During the nine months ended July 31, 2009, no stock options were issued or exercised.

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

     Option activity during the nine month period ended July 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2008	64,600	$36.93	$2,385,600	2.4
Granted	0	0	0
Exercised	0	0	0
Canceled	0	0	0
Outstanding at July 31, 2009	64,600	$36.93	$2,385,600	1.6

Options exercisable at July 31, 2009	59,822	36.76

Option price range	$34.00-$39.00

       Activity related to non-vested options for the period ended July 31, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value Price
Non-vested at October 31, 2008	11,945	$7.87
Granted	0	0
Vested	(7,167)	(9.88)
Non-vested at July 31, 2009	4,778	$4.86

     No options were exercised during the nine months ended July 31, 2009 or 2008.  The Companies expect to recognize compensation expense related to non-vested awards totaling approximately $11,778 over the next two years based on graded average vesting.

     The Companies’ policy regarding the exercise of options is that optionees utilize an independent broker to manage the transaction, whereby, the broker sells the exercised shares on the open market.

6.  Land and Land Development Costs

     Land and improvements in progress held for development consists of the following:

	7/31/2009	10/31/2008
Land unimproved designated for development	$461,686	$461,186
Residential development	13,261,016	10,027,041
Infrastructure development	10,378,987	13,464,490
	$24,101,689	$23,952,717

     The increase in residential development costs and the decrease in infrastructure costs is primarily due to the closing and subsequent allocation of the capital jobs relating to site development in Woodsbluff Court ($525,000) located in the Laurelwoods II residential community and the Boulder Lake Village condominium project ($2,650,000) on Big Boulder Lake.

     Residential development costs were further increased by the continued construction of the 18 unit Boulder Lake Village condominium ($1,320,000) and four Woodsbluff Duplex Units ($325,000).   This increase was offset by the sale of one Boulder Lake Village condominium unit ($415,000) and three Woodsbluff Duplex units ($1,159,000).

7.  Land

	7/31/2009	10/31/2008
Land held for investment
Land – Principally unimproved	$1,969,360	$2,018,687
Land – Commercial rental properties	6,176,140	6,176,140
	$8,145,500	$8,194,827

Land held for recreation
Land – Golf course	$8,656,154	$8,656,154
Land – Ski areas	37,706	37,706
	$8,693,860	$8,693,860

8.  Pension Benefits

     Components of Net Periodic Benefit Cost:

	Three Months Ended		Nine Months Ended
	7/31/09	7/31/08	7/31/09	7/31/08

Service Cost	$32,019	$45,185	$101,019	$135,185
Interest Cost	86,346	86,040	265,846	244,540
Expected return on plan assets	(64,192)	(101,960)	(201,692)	(291,960)

Net amortization and deferral:
Amortization of transition obligation	717	717	2,151	2,151
Amortization of prior service cost	67	67	207	207
Amortization of accumulated gain	13,828	7,744	46,828	7,744
Net amortization and deferral	14,612	8,528	49,186	10,102
Total net periodic pension cost	$68,785	$37,793	$214,359	$97,867

     The Companies expect to contribute $362,058 their pension plan in Fiscal 2009.  As of July 31, 2009, the Companies made contributions totaling $261,272.  The Companies anticipate contributing an additional $100,786 to fund its pension in Fiscal 2009.

9.  Investment in Direct Financing Leases

     The Companies lease the Jack Frost and Big Boulder ski areas under direct financing leases through 2034.  The leases provide for minimum rental payments plus scheduled increases based upon the consumer price index, which increases shall not exceed 4% in any given year.  Minimum annual future lease payments due under those leases at July 31, 2009 is as follows:

2010	$254,523
2011	260,886
2012	267,408
2013	274,094
2014	280,946
Thereafter	15,263,069
TOTAL	$16,600,926

     The Companies net investment in direct financing leases consists of the following as of July 31, 2009:

Minimum future lease payments	$8,170,047
Unguaranteed residual value of lease properties	8,430,879
Gross investment in lease	16,600,926
Unearned income	(8,287,284)
Net investment in direct financing leases	$8,313,642

     Unearned income is amortized into earnings using the interest method.  The scheduled payment increase over the terms of the leases have been accounted for on a straight line basis in accordance with generally accepted accounting principles.  The unguaranteed residual is evaluated on an ongoing basis.

10.  Per Share Data

     Earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during the period.  Diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the three and nine months ended July 31, 2009 and 2008, net of assumed repurchases using the treasury stock method. Certain unexercised stock options to purchase shares of the Companies’ common stock were excluded from the dilutive calculation for the three and nine months ended July 31, 2009 and 2008 due to the exercise price of the options being greater than the market price of the Companies’ common stock.

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods are presented  as follows:

	Three Months Ended		Nine Months Ended
	7/31/09	7/31/08	7/31/09	7/31/08
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424	2,450,424	2,450,424
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	0	0	0	0
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424	2,450,424	2,450,424

     Basic earnings (loss) per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended		Nine Months Ended
	7/31/09	7/31/08	7/31/09	7/31/08
Net income (loss)	$976,308	($293,740)	$419,197	($1,001,536)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic earnings (loss) per weighted average combined share	$0.40	($0.12)	$0.17	($0.41)

     Diluted earnings (loss) per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended		Nine Months Ended
	7/31/09	7/31/08	7/31/09	7/31/08
Net income (loss)	$976,308	($293,740)	$419,197	($1,001,536)
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424	2,450,424	2,450,424
Dilutive earnings (loss) per weighted average combined share	$0.40	($0.12)	$0.17	($0.41)

11. Subsequent Event

On August 10, 2009, the Companies closed on Assemblage A of the second Agreement of Sale with The Conservation Fund, or the Phase 2A Agreement, for the sale of 1,477 acres of land owned by the Companies located in Buck Township Luzerne County, Thornhurst Township, Lackawanna County, and Tobyhanna Township, Monroe County in Pennsylvania, for a total purchase price of $4,775,000.  Proceeds from the land sale were used to pay down debt.

On August 28, 2009 Blue Ridge Real Estate Company, through its wholly owned subsidiary, Blue Ridge WNJ, LLC, entered into a mortgage and security agreement and a $4,038,000 6.90% Senior Secured Note with Wells Fargo Bank Northwest, N.A.  The note is secured by the mortgage, which encumbers certain real property known as the Walgreens Store located in Dover Township, Ocean County, New Jersey.  A portion of the proceeds of the loan were used to payoff the note outstanding with State Farm Bank which encumbered the New Jersey Walgreens property. The remaining proceeds will be used to pay down debt.

On August 28, 2009 Blue Ridge Real Estate Company, through its wholly owned subsidiary, Blue Ridge WMN, LLC, entered into a mortgage and security agreement and a $4,340,000 6.90% Senior Secured Note with Wells Fargo Bank Northwest, N.A.  The note is secured by the mortgage, which encumbers certain real property known as the Walgreens Store located in White Bear Lake, Washington County, Minnesota.  A portion of the proceeds of the loan were used to payoff the note outstanding with State Farm Bank which encumbered the Minnesota Walgreens property. The remaining proceeds will be used to pay down debt.

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

The Companies own 15,745 acres of land in Northeastern Pennsylvania, along with 13 acres in various other states.  Of these land holdings, the Companies’ have designated 4,971 acres as held for development.  It is expected that all of the Companies’ planned developments will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.

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

The Companies also generate revenue by the selective timbering of their land.  Management relies on the advice of their forester, who is engaged on a consulting basis and who receives a commission on each stumpage contract, for the timing and selection of certain parcels for timbering whereby significant attention is given to protecting the environment and retaining the value of these parcels for future timber harvests.  The Companies’ forester is in the process of updating the inventory of the Companies’ timber resources to aid in land valuations so that management will have more current valuation information before entering into future timber agreements.

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

Recent Developments

On May 22, 2009, the Companies entered into a Deed of Trust and Security Agreement and Real Estate Lien Note with Barbers Hill Bank, a branch of Anahuac National Bank, in the amount of $1,050,000, which encumbers certain real property owned by Blue Ridge Real Estate Company located in Chambers County, Texas.  This property is currently leased to Jack in the Box Eastern Division, L.P. The loan has a term of five years and requires monthly payments in the amount of $7,254 beginning June 22, 2009 and ending May 22, 2014, at which time the remaining principal balance and all interest accrued shall become due and payable.  The proceeds of the loan will be used to fund the completion of Building J of the Boulder Lake Village condominium project and general operations.  The interest rate is fixed at 6.75%.

In May 2009, the Companies created two single purpose entities for the sole purpose of ownership of the Companies’ Walgreens properties located in Minnesota and New Jersey.  On August 28, 2009, Blue Ridge WMN, LLC, a Minnesota limited liability company, became the sole owner of the Walgreens property located in White Bear Lake, Washington County, Minnesota and Blue Ridge WNJ, LLC, a New Jersey limited liability company, became the sole owner of the Walgreens property located in Tom’s River, Ocean County, New Jersey.  Both limited liability companies are wholly owned subsidiaries of Blue Ridge Real Estate Company.

On June 24, 2009, the Companies closed on the first Agreement of Sale with The Conservation Fund, or the Phase 1 Agreement, for the sale of 1,175 acres located in Monroe and Lackawanna Counties, Pennsylvania, for a total purchase price of $2,100,000.  Proceeds from the land sale were used to pay down debt.

On July 17, 2009, the Companies entered into the First Amendment to the Phase 2 Agreement of Sale with The Conservation Fund which provides for the extension of the inspection period for Assemblage B, or Phase 2B, from July 9, 2009 to October 30, 2009 and the extension of the closing on Assemblage B to October 30, 2009. The Phase 2B Agreement is for the sale of approximately 1,320 acres for the purchase price of $3,375,000, located in Bear Creek Township, and Buck Township, in Luzerne County, Pennsylvania. The Companies also intend to use the proceeds of this land sale to pay down debt.

On July 31, 2009, the Companies entered into an Agreement of Sale with RCG Ventures I, LLC to sell the Wal-Mart property, together will all buildings and improvements, located in Laurens, South Carolina for the sum of $1,325,000.  Closing is expected to take place in mid-September 2009.

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

Timbering revenues from stumpage contracts are recognized at the time a stumpage contract is signed in accordance with Staff Accounting Bulletin No. 104 – Revenue Recognition, (“SAB 104”). At the time a stumpage contract is signed, the risk of ownership is passed to the buyer at a fixed, determinable cost.  There is no transfer of title in connection with these contracts.  Reasonable assurance of collectibility is determined by the date of signing and, at that time, the obligations of the Companies’ are satisfied.  Therefore, full accrual recognition at the time of contract execution is appropriate under SAB 104 guidance.

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

The Companies sponsor a defined benefit pension plan as detailed in footnote 8.  The accounting for pension benefits is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases.  Changes in these key assumptions can have a significant effect on the pension plan’s impact on the Companies’ financial statements.  The Companies engage the services of an independent actuary and investment consultant to assist them in determining these assumptions and in calculating pension income.  The plan is currently underfunded and, accordingly, the Companies have made contributions to the fund of $467,392 and $444,494 in the fiscal years ending October 31, 2008, or Fiscal 2008, and October 31, 2007, or Fiscal 2007, respectively.  The Companies expect to contribute $362,058 to the pension plan in Fiscal 2009.  The Companies also have in place a 401(k) pension plan available to all full time employees, which is funded entirely by employee contributions.

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

Results of Operations for the Three and Nine Months Ended July 31, 2009 and 2008

Operations for the three and nine months ended July 31, 2009 resulted in, respectively, a net gain of $976,308 and $419,197, or $0.40 and $0.17 per combined share, compared to net loss of ($293,740) and ($1,001,536), or ($0.12) and ($0.41) per combined share, for the three and nine month periods ended July 31, 2008.

Revenues

Combined revenue of $3,407,058 and $7,678,411 for the three and nine months ended July 31, 2009 represents an increase of $740,226 and $305,731, respectively, compared to the three and nine months ended July 31, 2008. Real Estate Management Operations / Rental Operations revenue decreased $586,618 and $2,579,648, or 38% and 46%, respectively, for the three and nine months ended July 31, 2009, compared to the three and nine months ended July 31, 2008. Summer operations revenue increased $72,335 and $83,213, or 26% and 26% respectively, for the three and nine months ended July 31, 2009, compared to the three and nine months ended July 31, 2008. Land resource management revenue increased $1,254,509, or 148% and $2,802,166, or 198%, respectively, for the three and nine months ended July 31, 2009 compared to the three and nine months ended July 31, 2008.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations had revenue of $3,060,226 for the nine months ended July 31, 2009, compared to $5,639,874 for the nine months ended July 31, 2008, which resulted in a decrease of $2,579,648, or 46%, which was primarily attributed to a decrease in Moseywood Construction Company’s new home construction sales.  Revenue for the new home construction for the nine months ended

July 31, 2009 was $487,653 compared to $3,054,216 for the nine months ended July 31, 2008 for a decrease of $2,566,563, or 84%. This is the result of having fewer homes under construction in Fiscal 2009 as compared to the nine months ended July 31, 2008. As of July 31, 2009, there were two homes under various stages of construction compared to 13 homes for the period ended July 31, 2008. On July 3, 2008, Management decided to complete all new homes under contract and not to accept any new home construction contracts due to the ongoing slowdown in the overall economy. This was offset by an increase in Trust service fees, which are fees charged to our resort communities for water, sewer and road maintenance. For the nine months ended July 31, 2009, the “Trust” service fees were $473,305 as compared to $397,612 for the nine months ended July 31, 2008 which resulted in an increase of $75,693 or 19%.

Summer Recreation Operations

Summer operations revenue for the nine months ended July 31, 2009 was $403,891 as compared to $320,678 for the nine months ended July 31, 2008 resulting in an increase of $83,213 or 26%. This was primarily the result of an increase in green fees at the Jack Frost National Golf Course.

Land Resource Management

For the nine months ended July 31, 2009, Land Resource Management had revenue of $4,214,294 compared to $1,412,128 for the nine months ended July 31, 2008, which resulted in an increase of $2,802,166. The increase in real estate development revenue is attributable to the sale of three duplex units in the Laurelwoods II community and one condominium in the Boulder Lake Village community for the nine months ended July 31, 2009 resulting in revenue of $1,834,956, as compared to one home sale in Laurelwoods II community for the nine months ended July 31, 2008 resulting in revenue of $354,300, for an increase of $1,480,656.  For the nine months ended July 31, 2009, land sale revenue was $2,117,855 as compared to $807,829 for the nine months ended July 31, 2008, for an increase of $1,310,026. Land sales occur sporadically and do not follow any set schedule.  Timbering revenue on one contract for the nine months ended July 31, 2009 was $261,483 as compared to $250,000 on one contract for the nine months ended July 31, 2008.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the nine months ended July 31, 2009 were $2,510,054 compared to $5,156,203 for the nine months ended July 31, 2008, which represents a decrease of $2,646,149, or 51%.  The decrease was mainly attributable to fewer new homes under construction in 2009 as the result of a slowdown of current economic conditions and Management’s decision not to accept any new home construction contracts.  For the nine months ended July 31, 2009, construction costs were $564,879 compared to $2,630,394 for the nine months ended July 31, 2008 for a decrease of $2,065,515, or 79%. New home construction operating expenses for the nine months ended July 31, 2009 was $241,720 as compared to $748,742 for the nine months ended July 31, 2008 resulting in a decrease of $507,022, or 68%. For the nine months ended July 31, 2009, commission expense on new home sales decreased by $133,800, advertising expense decreased $105,291, salaries and wage expense decreased $57,869, corporate service fee decreased $68,445and insurance expense decreased $38,412 due to the decrease in the number of new homes under construction, as compared to the nine months ended July 31, 2008.

Summer Recreation Operations

Operating expenses associated with Summer Operations for the nine months ended July 31, 2009 were $931,454 as compared to $1,117,861 for the nine months ended July 31, 2008, which represents a decrease of $186,407, or 17%.  This decrease was attributable to decreases in operating costs for the Jack Frost National Golf Course primarily related to salaries and wages ($168,268).

Land Resource Management

Operating costs associated with Land Resource Management for the nine months ended July 31, 2009 were $2,003,030 compared with $1,166,144 for the nine months ended July 31, 2008, which represents an increase of $836,886 or 72%. This is primarily attributable to an increase in construction and operating costs related to real estate development, which was $1,793,880 for the nine months ended July 31, 2009 as compared to $571,758 for the nine months ended July 31, 2008, an increase of $1,222,122. This is primarily the result of three duplex sales in the Laurelwoods II community and one condominium sale in the Boulder Lake Village community for the nine months ended July 31, 2009 as compared to one single family home in the Laurelwoods II community for the nine months ended July 31, 2008. Land sales’ operating expense decreased $14,826 for the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008 and was primarily related to decreased salaries and wages ($17,037) offset by increased research and development costs ($10,573) associated with natural gas exploration. Timbering operating expenses increased $18,507 for the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008. This was primarily the result of cruise report services being performed this Fiscal year.

General and Administration

General and Administration costs for the nine months ended July 31, 2009 were $1,051,858 compared to $900,313 for the nine months ended July 31, 2008, which represents an increase of $151,545, or 17%.  This is primarily the result of increased salaries and related benefits ($79,264, or 17%) and the discontinuance of corporate service fees ($121,491, or 100%) which in the previous fiscal year reduced general and administrative expense. These increases were the result of a reallocation to better reflect actual job related duties. These increases were offset by a reduction in consulting fees of $25,549, or 39%.

Other Income (Expense)

Interest and other income was $249,141 for the nine months ended July 31, 2009 compared to $238,248 for the nine months ended July 31, 2008, which represents an increase of $10,893, or 5%. Interest expense for the nine months ended July 31, 2009 was $785,316 compared to $749,170 for the nine months ended July 31, 2008, which represents an increase of $36,146, or 5% which is primarily attributable to interest expense related to the Jack Frost sewage plant expansion. Prior to April 2008, the interest expense on this project was capitalized as the construction phase was completed. Therefore the interest expense for the nine months ended July 31, 2008 reflects only four months of interest expense as compared to the nine months ended July 31, 2009, which reflects nine months. This was offset by a reduction of debt related to the companies’ investment properties.

Tax Rate

The effective tax rate for the three months ended July 31, 2009 and 2008 was 34%.  The rate for 2009 is specific to federal taxes.  There is no benefit for state income tax in 2009 because the Companies fully reserved the future benefit.

Liquidity and Capital Resources

As reflected in the Combined Condensed Statements of Cash Flows, net cash provided by operating activities was $8,754 for the nine months ended July 31, 2009 versus net cash used in operating activities of $3,551,864 for the nine months ended July 31, 2008.  The increase in net cash provided by operating activities for the nine months ended July 31, 2009 is primarily attributable to a land sale consisting of 1,175 acres and significantly reduced land development costs.

For the nine months ended July 31, 2009, the construction of Building J in the Boulder Lake Village condominium community at Big Boulder was our major expenditure.

On May 22, 2009, the Companies entered into a Deed of Trust and Security Agreement and Real Estate Lien Note with Barbers Hill Bank, a branch of Anahuac National Bank, in the amount of $1,050,000, which encumbers certain real property owned by Blue Ridge Real Estate Company located in Chambers County, Texas.  This property is currently leased to Jack in the Box Eastern Division, L.P. The loan has a term of five years and requires monthly payments in the amount of $7,254 beginning June 22, 2009 and ending May 22, 2014, at which time the remaining principal balance and all interest accrued shall become due and payable.  The proceeds of the loan will be used to fund the completion of Building J of the Boulder Lake Village condominium project and general operations.  The interest rate is fixed at 6.75%.

On August 28, 2009 Blue Ridge Real Estate Company, through its wholly owned subsidiary, Blue Ridge WNJ, LLC, entered into a mortgage and security agreement and a $4,038,000 Senior Secured Note with Wells Fargo Bank Northwest, N.A.  The Note is secured by the mortgage, which encumbers certain real property known as the Walgreens Store located in Dover Township, Ocean County, New Jersey.  A portion of the proceeds of the loan were used to payoff the Note outstanding with State Farm Bank which previously encumbered the New Jersey Walgreens property.  Interest and principal payments, beginning on September 15, 2009 are due and payable monthly until August 15, 2031.  The interest rate is fixed at 6.90%.

On August 28, 2009 Blue Ridge Real Estate Company, through its wholly owned subsidiary, Blue Ridge WMN, LLC, entered into a mortgage and security agreement and a $4,340,000 Senior Secured Note with Wells Fargo Bank Northwest, N.A.  The Note is secured by the mortgage, which encumbers certain real property known as the Walgreens Store located in White Bear Lake, Washington County, Minnesota.  A portion of the proceeds of the loan were used to payoff the Note outstanding with State Farm Bank which previously encumbered the Minnesota Walgreens property.  Interest and principal payments, beginning on September 15, 2009 are due and payable monthly until August 15, 2031.  The interest rate is fixed at 6.90%.

The Companies have a line of credit with Manufacturers and Traders Trust Company to fund real estate development.  The aggregate amount of this line of credit was $25,000,000 prior to February 27, 2009. On February 27, 2009 the Companies entered into a loan modification agreement which decreased the aggregate amount of the line of credit from $25,000,000 to 20,000,000.  The loan modification agreement also amended the interest rate from LIBOR plus 2.5% to LIBOR plus 3.5% with an interest rate floor of 5.5% and provides that the Companies must establish an interest reserve account of $690,000 as security for the payment of interest.  The Companies established the interest reserve escrow with the proceeds from a sale of land during the third quarter of Fiscal 2009.  At July 31, 2009, the balance of the interest reserve escrow account was $628,103.  Interest is due and payable on a monthly basis and at July 31, 2009, the interest rate equaled 5.5%.  The remaining principal and any accrued interest is due and payable on April 19, 2010.  The Companies are using $7,900,000 of the $20,000,000 line of credit to fund the construction of residential development projects.  The Companies have utilized a portion of the proceeds from the sale of three Woodsbluff Court duplex units and one Boulder Lake Village condominium unit to pay $909,323 on this sublimit during the first quarter of Fiscal 2009.  At July 31, 2009, $5,691,457 was outstanding on this sub-limit.  The Companies utilized $6,000,000 of the $20,000,000 to fund site-development.  The loan modification amended the site-development sublimit from $11,000,000 to $6,000,000.  The Companies have utilized a portion of the proceeds from the sale of three Woodsbluff Court duplex units and one Boulder Lake Village condominium unit to pay $280,000 on this sublimit during the first quarter of Fiscal 2009.  At July 31, 2009, $4,392,933 was outstanding on this sub-limit.  The remaining $6,100,000 of the $20,000,000 line of credit is used to fund the expansion of the water and sewer systems at both Big Boulder and Jack Frost Mountain Ski Areas. This expansion is necessary to accommodate the new construction.  The Companies have utilized all remaining proceeds of a land sale to pay $1,410,878 on this sublimit during the third quarter of Fiscal 2009.  At July 31, 2009, $2,050,632 was outstanding on the $6,100,000 sub-limit.  The balance of this sublimit was paid with the proceeds from the second phase of a land sale in the fourth quarter of Fiscal 2009, which is detailed in Note 11 (“Subsequent Events”) the Financial Statements included in this report. The total principal amount outstanding under the aggregate line of credit will not exceed the lesser of (a) $20,000,000, or (b) 80% of the cost or appraised value of the units.

The Companies also have a $3,100,000 line of credit with Manufacturers and Traders Trust Company for general operations.  During the nine months ended July 31, 2009, we borrowed against the $3,100,000 line of credit in varying amounts with a maximum amount of $3,096,730.  At July 31, 2009, $2,995,535 was outstanding on the $3,100,000 line and the rate of interest is 5.5%.  Previously, the Companies had a $5,000,000 open end mortgage with Manufacturers and Traders Trust intended for real estate transactions; however, effective February 27, 2009, the $5,000,000 line has been cancelled due to non-usage.

Purchase obligations total $3,004,548 and consist of material contracts with multiple contractors all relating to real estate development.  Payments and adjustments made through July 31, 2009 total $2,643,822.

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

Item 6.   EXHIBITS

Exhibit Number	Description
10.1*	Deed of Trust and Security Agreement, dated May 22, 2009, between Blue Ridge Real Estate Company and Kenneth D. Moore, Trustee.
10.2*	$1,050,000 Real Estate Lien Note, dated May 22, 2009, between Blue Ridge Real Estate Company and Barbers Hill Banking Center, a branch of Anahuac National Bank.
10.3

First Amendment to Agreement of Sale, Phase 2, dated July 17, 2009 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 2,797 acres located in Lackawanna, Luzerne and Monroe Counties, Pennsylvania. (filed on July 20, 2009 as exhibit 10.2 to Form 8-K and incorporated herein by reference.)

10.4

Mortgage and Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

10.5

$4,340,000 6.90% Senior Secured Note, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.2 to Form 8-K and incorporated by reference herein.)

10.6

Note Purchase Agreement, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.3 to Form 8-K and incorporated by reference herein.)

10.7

Mortgage and Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

10.8

$4,340,000 6.90% Senior Secured Note, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.2 to Form 8-K and incorporated by reference herein.)

10.9

Note Purchase Agreement, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.3 to Form 8-K and incorporated by reference herein.)

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   September 14, 2009

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   September 14, 2009

/s/ Cynthia A. Van Horn

Cynthia A. Van Horn

Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Deed of Trust and Security Agreement, dated May 22, 2009, between Blue Ridge Real Estate Company and Kenneth D. Moore, Trustee.
10.2*	$1,050,000 Real Estate Lien Note, dated May 22, 2009, between Blue Ridge Real Estate Company and Barbers Hill Banking Center, a branch of Anahuac National Bank.
10.3

First Amendment to Agreement of Sale, Phase 2, dated July 17, 2009 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 2,797 acres located in Lackawanna, Luzerne and Monroe Counties, Pennsylvania. (filed on July 20, 2009 as exhibit 10.2 to Form 8-K and incorporated herein by reference.)

10.4

Mortgage and Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

10.5

$4,340,000 6.90% Senior Secured Note, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.2 to Form 8-K and incorporated by reference herein.)

10.6

Note Purchase Agreement, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.3 to Form 8-K and incorporated by reference herein.)

10.7

Mortgage and Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

10.8

$4,340,000 6.90% Senior Secured Note, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.2 to Form 8-K and incorporated by reference herein.)

10.9

Note Purchase Agreement, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.3 to Form 8-K and incorporated by reference herein.)

31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification

* Filed herewith