Form 10-K
period 2009-10-31
BLUE RIDGE REAL ESTATE CO
filed 2010-02-22
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934
For the fiscal year ended October 31, 2009

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

Large Accelerated filer ☐                                                                            Accelerated Filer                   ☐

Non-Accelerated filer   ☑ (Do not check if smaller reporting company)                       Smaller reporting company    ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of Act).  Yes  ☐ No  ☑

The aggregate market value of common stock, without par value, stated value $.30 per combined share, held by non-affiliates at April 30, 2009 (the last business day of the registrants’ most recently completed second fiscal quarter), was $5,564,006.  Such aggregate market value was computed by reference to the closing price of the common stock of the registrants on the over-the-counter bulletin board on April 30, 2009.  There is no established public trading market for the registrants’ stock.

The number of shares of common stock of the registrants’ classes of common stock outstanding as of February 22, 2010 was 2,450,424.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrants’ 2009 Annual Report to Shareholders for the fiscal year ended October 31, 2009 are incorporated by reference into Parts II and IV hereof.

Specified portions of the registrants’ definitive Proxy Statement to be used in connection with its 2009 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

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

For Fiscal Year Ended October 31, 2009

Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

1

PART I

Item 1  Business

2

Item 1A  Risk Factors

7

Item 2  Properties

12

Item 3  Legal Proceedings

14

Item 4  Submission of Matters to a Vote of Security Holders

14

PART II

Item 5  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

14

Item 6  Selected Financial Data

14

Item 7  Management’s Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 7A  Quantitative and Qualitative Disclosures about Market Risk

14

Item 8  Financial Statements and Supplementary Data

15

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

15

Item 9A  Controls and Procedures

15

Item 9B  Other Information

16

PART III

Item 10  Directors, Executive Officers and Corporate Governance

16

Item 11  Executive Compensation

16

Item 12  Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

16

Item 13  Certain Relationships and Related Transactions, and Director Independence

16

Item 14  Principal Accountant Fees and Services

16

PART IV

Item 15  Exhibits and Financial Statement Schedules

17

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

•

Our ability to obtain and maintain approvals from local, state and federal authorities for land development and construction;

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

PART I

ITEM 1.  BUSINESS

Blue Ridge Real Estate Company

Blue Ridge Real Estate Company, or Blue Ridge, was incorporated in Pennsylvania in 1911 and is believed to be one of the largest owners of investment property in Northeastern Pennsylvania.  It owns 13,357 acres of land that are predominately located in the Pocono Mountains, along with 14 acres of land in various other states.  Of this acreage, 8,368 acres are held for investment, 4,585 acres are held for development and 404 acres are held for recreation.  Income is derived from these lands through leases, selective timbering by third parties, sales, and other dispositions. Included in the properties owned by Blue Ridge are: 93 acres of land held for investment in Northeast Land Company; a commercial property comprised of 2.9 acres of vacant land; a shopping center with 9.4 acres; three residential investment properties; the Jack Frost National Golf Course; and the Jack Frost Mountain Ski Area, which is currently leased to JFBB Ski Areas, Inc., an affiliate of Peak Resorts.  Blue Ridge also owns three retail stores, two of which are leased to Walgreen Company on 3.4 acres, and one of which is leased to Jack in the Box.  All of these investment properties are more fully described under Item 2 below.

Jack Frost Mountain Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1980 and commenced operations on June 1, 1981.  It was created to lease and operate the Jack Frost Mountain Ski Area and to provide certain services to other facilities, such as the Snow Ridge resort community, and to operate recreational facilities located within the Jack Frost Mountain tract. The lease between Blue Ridge and Jack Frost Mountain Company for the Jack Frost Mountain Ski Area was terminated on November 30, 2005. On December 1, 2005, Blue Ridge entered into a 28-year lease with JFBB Ski Areas Inc., an unrelated party and an affiliate of Peak Resorts, for the lease of the Jack Frost Mountain Ski Area.  Pursuant to the terms of this lease, JFBB Ski Areas Inc. operates the Jack Frost Mountain Ski Area and makes monthly lease payments to Blue Ridge during the ski season (January to April).  Leasing the ski facilities to JFBB Ski Areas Inc., as opposed to continuing to operate these facilities through one of our subsidiaries, has allowed us to focus additional resources on real estate development at our current and proposed resort communities.  Revenue generated by this lease is included in the Real Estate Management/Rental Operations business segment.

Northeast Land Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1967. The primary asset of this subsidiary is 93 acres of land in Northeast Pennsylvania.  Revenue for Northeast Land Company is derived from real estate commissions on the sale of homes at these resort communities, trust and condominium fees for services to these resort communities and property leases.  Effective October 1, 2006, Mountain Resort Villas, an unrelated party and an affiliate of Appletree Management Group, Inc. purchased certain property management and rental management contracts from Northeast Land Company.  Mountain Resort Villas currently leases certain buildings from the Companies for use in the operation and maintenance of Northeast Land Company’s former rental program. In April 2009, management closed the real estate sales office known as Jack Frost Big Boulder Real Estate located in our Blue Heron Community in Lake Harmony, Pennsylvania.  Effective April 24, 2009, the Companies signed an agreement with Pocono Resorts Realty, a well-known local real estate agency, pursuant to which Pocono Resorts Realty market the Companies’ current home sale listings and the newly constructed homes at Big Boulder.  Northeast Land Company has no employees.

BRRE Holdings, Inc., a wholly-owned subsidiary of Blue Ridge, was incorporated in Delaware in 1986.  It was established for investment purposes.

Moseywood Construction Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in May 2003 and commenced operations in November 2003.  It was primarily focused on facilitating land development and expanding our real estate sales division.  Due to the downturn in the housing market, in July 2008 we stopped accepting new construction contracts for the Stoney Run Builders and Stoney Run Realty custom home division and closed the sales office located in Stroudsburg, Pennsylvania.  All of the signed contracts for custom built homes have been completed.

Coursey Commons Shopping Center, LLC, a wholly-owned subsidiary of Blue Ridge, was organized in Louisiana in May 2004 to own and lease the Coursey Commons Shopping Center, which is located on 9.4 acres of land in Baton Rouge, Louisiana.  Coursey Commons Shopping Center, LLC has no employees and is managed by Kimco Realty Corporation.

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

Flower Fields Motel, LLC, a wholly-owned subsidiary of Blue Ridge, was organized in Pennsylvania in September 2006 to own and lease certain commercial property, which consists of 2.9 acres of land.  It has no employees and is managed by Blue Ridge Real Estate Company.

Blue Ridge WNJ, LLC, a wholly-owned subsidiary of Blue Ridge, was organized in New Jersey in May 2009 to own and lease a Walgreens Store in Toms River, New Jersey, which consists of 1.9 acres of land.  It has no employees and is managed by Blue Ridge Real Estate Company.

Blue Ridge WMN, LLC, a wholly-owned subsidiary of Blue Ridge, was organized in Minnesota in May 2009 to own and lease a Walgreens Store in White Bear Lake, Minnesota, which consists of 1.4 acres of land.  It has no employees and is managed by Blue Ridge Real Estate Company.

As of October 31, 2009, Blue Ridge employed 10 full-time employees and Moseywood Construction Company had two full-time employees.

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

The Lake Mountain Club includes the recreational facilities at Jack Frost Mountain and Big Boulder Lake.  Effective March 30, 2007, we entered into a long-term lease for the operation of these facilities with Appletree Management Group.  Revenue generated by this operation is now included in the Real Estate Management/Rental Operations business segment.

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

We own 14,208 acres of land in Northeast Pennsylvania along with 14 acres in various other states.  Of these land holdings, we have designated 4,971 acres as held for development.  It is expected that all of our planned developments will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.

The real estate industry is cyclical and is subject to numerous economic factors including general business conditions, changes in interest rates, inflation and oversupply of properties.  Any sustained period of weakness or weakening business or economic condition in the markets in which we intend to do business or in related markets, such as those we have experienced, will impact the demand for the type of properties we intend to develop.

We maximize the value of our land holdings through recreational land leases for hunting and fishing.  We are entertaining negotiations on the sale of bulk land tracts.  We are working with the local municipalities to re-zone certain land tracts to enhance possibilities for future potential use. We have also begun to evaluate various land parcels for possible future energy exploration.

Business Segments

We currently operate in three business segments, which consist of the Real Estate Management/Rental Operations, Summer Recreational Operations and Land Resource Management segments.  Our business segments were determined from our internal organization and management reporting, which are based primarily on differences in services.  Financial information about our segments can be found in Note 17 to our audited financial statements.

Real Estate Management/Rental Operations

Real Estate Management/Rental Operations consists of: investment properties leased to others located in Eastern Pennsylvania, South Carolina, New Jersey, Minnesota, Louisiana and Texas; a custom home construction division; recreational club activities; services to the trusts that operate resort residential communities; sales of investment properties; and rental of land and land improvements, which includes the leasing of our Jack Frost Mountain and Big Boulder Ski Areas.

Summer Recreation Operations

Summer Recreation Operations consists of the Jack Frost National Golf Course, which opened in the spring of 2007.  The Lake Mountain Club was previously reported as part of this business segment, but is now reported under Real Estate Management/Rental Operation as a result of this operation being leased to a third party operator in March 2007.

Land Resource Management

Land Resource Management consists of land sales, land purchases, timbering operations and a real estate development division.  Timbering operations consist of selective timbering on our land holdings.  Contracts are entered into for parcels that have had the timber selectively marked.  We rely on the advice of our forester, who is engaged on a consulting basis and who receives a commission on each stumpage contract, for the timing and selection of certain parcels of land for timbering.  Our forester gives significant attention to protecting the environment and retaining the value of these parcels for future timber harvests.  The real estate development division is responsible for the residential land development activities which include overseeing the construction of single and multi-family homes and development of infrastructure.

Funds expended to date for real estate development have been primarily related to infrastructure improvements in the Laurelwoods Community and Boulder Lake Village as well as the construction of 22 of 23 planned single family homes, eight of 44 planned duplex homes in the Laurelwoods Community and 18 of 144 planned condominium units in Boulder Lake Village.  Other expenditures for development projects include fees for architects, engineers, consultants, studies and permits.

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

For the fiscal year ended October 31, 2010, or Fiscal 2010, we intend to continue selective sales of land, some of which may be treated as 1031 tax deferred exchanges under the Internal Revenue Code.

We are also taking various steps to attract new home and land sale customers.  For example, purchasers who want to purchase newly constructed single family homes in our Laurelwoods II community development and can make a down payment of at least 20%, have the option of financing their mortgage through Big Boulder Corporation with interest only payments for five years.  We are also offering to the purchasers of the Laurelwoods II single family and duplex townhomes prepaid dues for a one year membership with the Lake Mountain Club and complimentary passes to the Jack Frost National Golf Course.  We are also offering to pay six months of homeowner’s association fees on behalf of any current homeowner in the Blue Heron, Midlake Condominium, Laurelwoods Community and Snow Ridge Village developments that provide a purchaser referral which results in the sale of a Laurelwoods II single family home.  We have also instituted discount price incentives for the 18 units to be sold in Building J of the Boulder Lake Village condominiums.  For the first six units sold, a 3% discount will apply, for the next six units sold, a 2% discount will apply, and for the final six units sold, a 1% discount will apply. We are also offering financing opportunities for the purchase of selected tracts of land.

We also continue to generate revenue through the selective timbering of our land.  We rely on the advice of our forester, who is engaged on a consulting basis and who receives a commission on each stumpage contract, for the timing and selection of certain parcels of land for timbering.  Our forester gives significant attention to protecting the environment and retaining the value of these parcels for future timber harvests.  Our forester has recently completed an inventory of our timber resources to aid us in considering valuations before entering into future timber agreements.

Executive Officers of the Registrant

Name and Title	Age	Office Held Since
Patrick M. Flynn Chief Executive Officer and President	33	2001
Eldon D. Dietterick Chief Financial Officer and Executive Vice President/Treasurer	64	2001
Richard T. Frey Vice President	59	2001

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

We are exposed to risks associated with real estate development.

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

•

national and local economic climate.

A continued downturn in the demand for residential real estate, combined with the increase in the supply of real estate available for sale and declining prices, will continue to adversely impact our business.

The real estate development industry is cyclical in nature and is particularly vulnerable to shifts in regional and national economic conditions.  The United States housing market has suffered a dramatic downturn since July 2007.  The collapse of the housing market has contributed to the current recession in the national economy, which exerts further downward pressure on housing demand.  As a result, the supply of existing homes for sale has risen nationwide.  Resort vacation unit rental and ownership is a discretionary activity entailing relatively high costs, and a continued decline in the regional or national economies where we operate could adversely impact our real estate sales and revenues.  Accordingly, our financial condition could be adversely affected by a continued weakening in the regional or national economy.

If the market values of our home sites, our remaining inventory of completed homes and other developed real estate assets were to drop below the book value of those properties, we would be required to write-down the book value of those properties, which would have an adverse affect on our balance sheet and our earnings.

We have owned the majority of our land for many years, having acquired most of our land in the 1960’s.  Consequently, we have a very low cost basis in the majority of our land holdings.  We have subdivided and developed parcels with infrastructure improvements and also constructed a golf course and clubhouse, which required significant capital expenditures.  Many of these costs are capitalized as part of the book value of the land development.  Adverse market conditions, in certain circumstances, may require the book value of the real estate assets to be decreased, often referred to as a “write-down” or “impairment.”  A write-down of an asset would decrease the value of the asset on our balance sheet and would reduce our earnings for the period in which the write-down is recorded.

During 2009, we recorded total asset impairment costs of $2,571,000 which primarily related to the write-down of capitalized costs at certain projects and the impairment of completed homes in several of our communities due to current market conditions.  If market conditions were to continue to deteriorate, and the market values of our home sites, remaining homes held in inventory and other land developments were to fall below the book value of these assets, we could be required to take additional write-downs of the book value of those assets.

If we are not able to obtain suitable financing, our business and results of operations may decline.

Our business and earnings depend substantially on our ability to obtain financing for the development of our residential communities, whether from bank borrowings, public offerings or private placements of debt or equity.  Our revolving credit facilities mature in April 2010 and approximately $9,494,000 of our long term debt becomes due and payable at various times from January 2011 through October 2014.

If we are not able to obtain suitable financing at reasonable terms or replace existing debt and credit facilities when they become due or expire, our costs for borrowings will likely increase and our revenues may decrease, or we could be precluded from continuing our operations at current levels.

If our net worth declines, we could default on our revolving credit facilities, which could have a material adverse effect on our financial condition and results of operation.

We have two revolving credit facilities available to provide a source of funds for operations, capital expenditures and other general corporate purposes.  The credit facilities contain financial covenants that we must meet on a quarterly basis.  These restrictive covenants require, among other things, that the Companies comply with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies have not met the required debt service coverage ratio at October 31, 2009 and 2008 and have obtained waivers from the Bank for this covenant.  Future compliance with this covenant will be challenging if we continue to experience significant operating losses, asset impairments, abandonments, pension plan losses and other reductions in our net worth.

If we do not comply with the financial covenants, and cannot obtain covenant waivers from the Bank, we could have an event of default under our credit facility.  There can be no assurance that the bank will be willing to amend the facility to provide for more lenient terms prior to any such default, or that it will not charge significant fees in connection with any such amendment.  If we have borrowings under the facility at the time of a default, the bank may choose to terminate the facility or seek to negotiate additional or more severe restrictive covenants or increased pricing and fees.  We could be required to seek an alternative funding source, which may not be available at all or available on acceptable terms.  Any of these events could have a material adverse effect on our financial condition and results of operations.

Competition and market conditions relating to our real estate management operations could adversely affect our operating results.

We face competition from similar retail centers that are near our retail properties with respect to the renewal of leases and re-letting of space as leases expire. Any new competitive properties that are developed close to our existing properties also may impact our ability to lease space to creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements could adversely affect our results of operations. Also, to the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and could adversely affect our results of operations.

Our retail properties are subject to adverse market conditions, such as population trends and changing demographics, income, sales and property tax laws, availability and costs of financing, construction costs and weather conditions that may increase energy costs, any of which could adversely affect our results of operations. If the sales of stores operating at our properties were to decline significantly due to economic conditions, the risk that our tenants will be unable to fulfill the terms of their leases or will enter into bankruptcy may increase. Economic and market conditions have a substantial impact on the performance of our anchor and other tenants and may impact the ability of our tenants to make lease payments and to renew their leases. If, as a result of such tenant difficulties, our properties do not generate sufficient income to meet our operating expenses, including debt service, our results of operations would be adversely affected.

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

Future regulatory requirements could significantly change our current accounting practices and disclosures. Such changes in the presentation of our financial statements and related disclosures could change the interpretation or perception of our financial position and results of operations.

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

Decreases in the level of residential construction activity generally reduce demand for logs and wood products. This results in lower revenues, profits and cash flows in our Land Resources Management segment. In addition, industry-wide increases in the supply of logs and wood products during favorable price environments can also lead to downward pressure on prices. Timber owners generally increase production volumes for logs and wood products during favorable price environments. Such increased production, however, when coupled with even modest declines in demand for these products in general, could lead to oversupply and lower prices.

We may be unable to timely comply with the requirements of the Sarbanes-Oxley Act relating to the assessment by our independent registered public accounting firm of the effectiveness of our internal controls over financial reporting, which could adversely affect our business.

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

The requirement relating to the report of management was applied to our annual report on Form 10-K for our fiscal year ending October 31, 2008.  The requirement relating to the public accounting firm’s attestation to such management report will first apply to our annual report on Form 10-K for our fiscal year ending October 31, 2010.  If our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of October 31, 2010 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

As of February 22, 2010, options to acquire 43,000 shares of our common stock were outstanding; approximately 41,800 shares are exercisable at per share prices ranging from $37.80 to $39.00, with a weighted average exercise price of $38.40.

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

As of February 22, 2010, Kimco Realty Services, Inc., a wholly-owned subsidiary of Kimco Realty Corporation, owned at least 1,425,154 shares, or approximately 58% of our outstanding voting stock. Kimco Realty Services is able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate actions, such as mergers and other business combination transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control over us unless it is supported by Kimco Realty Services.  Accordingly, your ability to influence us through voting your shares is very limited.

Mr. Michael J. Flynn, the Chairman of our board of directors, was also President, Chief Operating Officer and Vice Chairman of the board of directors of Kimco Realty Corporation until his retirement on December 31, 2008.  In addition, Mr. Patrick M. Flynn, who serves as one of our directors and is our President and Chief Executive Officer, is the Director of Real Estate at Kimco Realty Corporation.  Finally, Mr. Milton Cooper, who serves as one of our directors, also serves as Chief Executive Officer and Chairman of the board of directors of Kimco Realty Corporation.

Our common stock is thinly traded. Our stock price may fluctuate more than the stock market as a whole.

As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies.  Of the 2,450,424 shares of our common stock outstanding as of February 22, 2010, approximately 42% of such shares are beneficially owned by persons other than Kimco Realty Services, our controlling shareholder.  Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Our shareholders may perceive a conflict of interest because we do not currently maintain a fully independent audit committee.

Our audit committee is made up of four individuals: Bruce F. Beaty, Eldon D. Dietterick, Patrick M. Flynn and Michael J. Flynn.  Mr. Beaty is the only independent member of the audit committee.  Mr. Dietterick is our Executive Vice-President and Treasurer.  Mr. Patrick Flynn is our President and serves as a member of our board of directors and is also employed by Kimco Realty Corporation, the parent company of Kimco Realty Services, Inc.  Although we are exempt from regulations mandating an independent audit committee, our shareholders may perceive a conflict of interest because of the nature of the relationships of certain members of the audit committee.

ITEM 2.  PROPERTIES

Blue Ridge Real Estate Company

The properties of Blue Ridge and its subsidiaries consists of 13,357 acres owned by Blue Ridge, Northeast Land Company, Coursey Commons Shopping Center, LLC, Flower Fields Motel, LLC, Blue Ridge WNJ, LLC and Blue Ridge WMN, LLC.  These properties include the Jack Frost Mountain Ski Area, which is leased to JFBB Ski Areas, Inc., an affiliate of Peak Resorts, Jack Frost National Golf Course, a commercial property comprised of 2.9 acres of vacant land, one shopping center and three residential investment properties, a sewage treatment facility, corporate headquarters building, and other miscellaneous facilities.  Blue Ridge also owns three retail stores, two of which are leased to Walgreen Company, and one of which is leased to Jack in the Box.  On September 15, 2009, Blue Ridge sold a retail store, which was leased to Wal-Mart Stores, Inc., located in Laurens, South Carolina which it had owned since October 1990.

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

Blue Ridge owns and leases to Jack Frost National Golf Course, Inc. an 18 hole golf facility known as Jack Frost National Golf Club, which is located on 203 acres near White Haven, Carbon County, Pennsylvania.  It commenced operations on April 20, 2007 and is managed by a third party operator.

Coursey Commons Shopping Center, located in East Baton Rouge Parrish, Louisiana, is owned by Coursey Commons Shopping Center, LLC, Coursey Creek, LLC, and Cobble Creek, LLC, all wholly-owned subsidiaries of Blue Ridge.  The center consists of 9.43 acres, with approximately 67,750 square feet of retail space.  As of October 31, 2009, there were 15 tenants leasing 58,910 square feet, which represents 88% of the total square footage.

Blue Ridge WNJ, LLC owns and leases to Walgreen Eastern Co., Inc., a retail store in Toms River, New Jersey.  The property consists of a free standing Walgreens store, including 1.866 acres of land, with approximately 14,820 square feet of leasable space.

Blue Ridge WMN, LLC owns and leases to Walgreen Co., Inc., a retail store located in White Bear Lake, Minnesota. The property consists of a free standing Walgreens store, including 1.5 acres of land, with approximately 14,820 square feet of leasable space.

Blue Ridge owns and leases to Jack in the Box Eastern Division, L.P., a retail store located in Anahuac, Texas. The property consists of a free standing Jack in the Box restaurant, including 1.14 acres of land, with approximately 4,981 square feet of leasable space.

Blue Ridge owns 13,248 acres of land in the Pocono Mountain region of Northeast Pennsylvania.  The majority of this property is leased to various hunting clubs.  Blue Ridge owns four residential investment properties of which two are located in our resort communities.

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

Big Boulder also owns the Big Boulder Lake Mountain Club, which includes a 175-acre lake, swimming pool, tennis courts, boat docks and accompanying buildings. Effective March 30, 2007, we entered into a lease agreement with Appletree Management Group, Inc. to operate the Lake Mountain Club for a period of 10 years.

ITEM 3.   LEGAL PROCEEDINGS

We are presently a party to certain lawsuits arising in the ordinary course of our business.  We believe that none of our current legal proceedings will be material to our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of Fiscal 2009.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market price of and dividends on our common stock is incorporated by reference to the section entitled “Stock and Dividend Information” in our 2009 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 6. SELECTED FINANCIAL DATA

This information is incorporated by reference to the section entitled “Selected Financial Data” in our 2009 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K). This information should be read together with our Combined Financial Statements and related footnotes (included in Exhibit 13.1 to this Annual Report on Form 10-K) and the discussion of risk factors below.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

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

We assessed the effectiveness of our internal control over financial reporting as of October 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, we concluded that our internal control over financial reporting was effective as of October 31, 2009.

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

(c)  Change in Internal Control over Financial Reporting.

There has not been any change in the Companies' internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(e) of the Exchange Act that occurred during our most recent fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) The following financial statements of ours, supplementary data and related documents are incorporated by reference to our 2009 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K):

•

Report of Independent Registered Public Accounting Firm on Combined Financial Statements, dated February 22, 2010.

•

Combined Statements of Operations for each of the years ended October 31, 2009, 2008 and 2007.

•

Combined Balance Sheets as of October 31, 2009 and 2008.

•

Combined Statements of Changes in Shareholders’ Equity for each of the years ended October 31, 2009, 2008 and 2007.

•

Combined Statements of Cash Flows for each of the years ended October 31, 2009, 2008 and 2007.

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

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Blue Ridge Real Estate Company (filed February 11, 2005 as Exhibit 3.1 to Form 10-K and incorporated herein by reference)
3.2	Restated Articles of Incorporation of Big Boulder Corporation (filed February 11, 2005 as Exhibit 3.2 to Form 10-K and incorporated herein by reference)
3.3	Bylaws of Blue Ridge Real Estate Company, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.3 to Form S-1 (File No. 333-121855) and incorporated herein by reference)

Exhibit Number	Description
3.4	Bylaws of Big Boulder Corporation, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.4 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
4.1	Revised Specimen Unit Certificate Evidencing Shares of Registrants’ Common Stock (filed August 28, 1990 as an Exhibit to Form 10-K and incorporated herein by reference)
4.2	Security Combination Agreement between Blue Ridge Real Estate Company and Big Boulder Corporation (filed September 23, 1967 as Exhibit b-3 to Form 10 and incorporated herein by reference)
10.1	Mortgage, Manufacturer and Traders Trust Company, 241 Snow Ridge Village, White Haven, Carbon County (filed February 11, 2005 as Exhibit 10.11 to Form 10-K and incorporated herein by reference)
10.2	Mortgage, Manufacturer and Traders Trust Company, 513 Laurelwoods, Lake Harmony, Carbon County (filed February 11, 2005 as Exhibit 10.14 to Form 10-K and incorporated herein by reference)
10.3	Mortgage, JP Morgan Chase Bank, Coursey Commons Shopping Center, Baton Rouge, Louisiana (filed February 11, 2005 as Exhibit 10.17 to Form 10-K and incorporated herein by reference)
10.4	Lease Agreement with Wal-Mart Real Estate Business Trust, dated May 30, 2003 (filed January 5, 2005as Exhibit 10.12 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
10.5**	Form of Stock Option Agreement dated as of February 1, 2005 (filed March 28, 2005 as Exhibit 10.26 to Form S-1/A Registration Statement (File no. 333-121855) and incorporated herein by reference)
10.6	Schedule of Optionees and Material Terms of Stock Option Agreements dated as of February 1, 2005 (filed February 14, 2006 as Exhibit 10.16 to Form 10-K and incorporated herein by reference)
10.7**	Form of Stock Option Agreement dated as of February 10, 2006 (filed June 19, 2006 as Exhibit 10.1 to Form 10-Q and incorporated herein by reference)
10.8	Schedule of Optionees and Material Terms of Stock Option Agreements dated as of February 10, 2006 (filed June 19, 2006 as Exhibit 10.2 to Form 10-Q and incorporated herein by reference)
10.9**	Form of Stock Option Agreement dated March 20, 2007 (filed June 14, 2007 as Exhibit 10.1 to Form 10-Q and incorporated herein by reference)
10.10	Schedule of Optionees and Material Terms of Stock Option Agreements dated March 20, 2007 (filed June 14, 2007 as Exhibit 10.2 to Form 10-Q and incorporated herein by reference)
10.11

Lease agreement, dated as of December 1, 2005, between Big Boulder Corporation and JFBB Ski Areas, Inc. for the lease of the Big Boulder Ski Area (filed December 7, 2005 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

Exhibit Number	Description
10.12

Agreement, dated January 27, 2006, by and between Big Boulder Corporation and Popple Construction, Inc. for infrastructure improvements to the Boulder Lake Village residential development. (filed February 2, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.13

Credit Agreement, dated March 1, 2006, between Blue Ridge Real Estate Company, Big Boulder Corporation, Northeast Land Co., Lake Mountain Company and Jack Frost Mountain Company and Manufacturers and Traders Trust Company. (filed March 7, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.14

$3,000,000 Line of Credit Grid Note, dated March 1, 2006, between Blue Ridge Real Estate Company, Big Boulder Corporation, Northeast Land Co., Lake Mountain Company and Jack Frost Mountain Company and Manufacturers and Traders Trust Company. (filed March 7, 2006 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.15

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

10.17

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

10.18

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

10.19

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

Exhibit Number	Description
10.20

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

10.21

Agreement of Sale, Phase 1, dated March 11, 2009 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 1,175 acres located in Monroe and Lackawanna Counties, Pennsylvania. (filed on March 13, 2009 as exhibit 10.1 to Form 10-Q and incorporated herein by reference.)

10.22

Agreement of Sale, Phase 2, dated March 11, 2009 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 2,797 acres located in Lackawanna, Luzerne and Monroe Counties, Pennsylvania. (filed on March 13, 2009 as exhibit 10.2 to Form 10-Q and incorporated herein by reference.)

10.23

Deed of Trust and Security Agreement, dated May 22, 2009, between Blue Ridge Real Estate Company and Kenneth D. Moore, Trustee. (filed on September 14, 2009 as exhibit 10.1 to Form 10-Q and incorporated herein by reference.)

10.24

$1,050,000 Real Estate Lien Note, dated May 22, 2009, between Blue Ridge Real Estate Company and Barbers Hill Banking Center, a branch of Anahuac National Bank. (filed on September 14, 2009 as exhibit 10.2 to Form 10-Q and incorporated herein by reference.)

10.25

First Amendment to Agreement of Sale, Phase 2, dated July 17, 2009 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 2,797 acres located in Lackawanna, Luzerne and Monroe Counties, Pennsylvania. (filed on July 20, 2009 as exhibit 10.2 to Form 8-K and incorporated herein by reference.)

10.26

Mortgage and Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

10.27

$4,340,000 6.90% Senior Secured Note, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.2 to Form 8-K and incorporated by reference herein.)

10.28

Note Purchase Agreement, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.3 to Form 8-K and incorporated by reference herein.)

10.29

Mortgage and Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

10.30

$4,038,000 6.90% Senior Secured Note, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.2 to Form 8-K and incorporated by reference herein.)

Exhibit Number	Description
10.31

Note Purchase Agreement, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.3 to Form 8-K and incorporated by reference herein.)

10.32

Fifth Loan Modification Agreement, dated October 19, 2009, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company. (filed on October 22, 2009 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

13.1	Portions of the Companies’ Fiscal 2009 Annual Report to Shareholders incorporated herein by reference
14.1	Code of Ethics (filed February 11, 2005 as Exhibit 14.1 to Form 10-K and incorporated herein by reference)
16	Letter dated May 22, 2009 from Parente Randolph, LLC (filed May 28, 2009 as Exhibit 16 to Form 8-K and incorporated herein by reference)
21.1*	List of all subsidiaries of the Registrants
23.1*	Consent of Kronick, Kalada, Berdy & Co. P.C.
23.2*	Consent of ParenteBeard, LLC
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

   Dated:  February 22, 2010

By: /s/ Eldon D. Dietterick

   Eldon D. Dietterick

   Executive Vice-President and

   Chief Financial Officer

   Dated:  February 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Flynn		February 22, 2010
Michael J. Flynn	Chairman of the Board
/s/ Patrick M. Flynn		February 22, 2010
Patrick M. Flynn	President, Chief Executive
Officer and Director
(principal chief executive officer)
/s/ Eldon D. Dietterick		February 22, 2010
Eldon D. Dietterick	Executive Vice-President and Treasurer
(principal chief financial and accounting officer)
/s/ Bruce Beaty		February 22, 2010
Bruce Beaty	Director
/s/ Milton Cooper		February 22, 2010
Milton Cooper	Director
/s/ Wolfgang Traber		February 22, 2010
Wolfgang Traber	Director

Report of Independent Registered Public Accounting Firm

On Financial Statement Schedules

To the Shareholders of

Blue Ridge Real Estate Company and

Big Boulder Corporation:

/s/ Kronick Kalada Berdy & Co. P.C.

Kingston, Pennsylvania

February 22, 2010

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

/s/ Parente Randolph, LLC

Wilkes-Barre, Pennsylvania

January 28, 2009

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

OCTOBER 31, 2009

	Initial Cost							Total Cost Net
		Buildings &	Subsequent		Building and		Accumulated	of Accumulated		Date of
Description	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition

Land located in Northeast. PA	$3,276,234			$3,276,234		$3,276,234		$3,276,234		Various
Various improvements
Sewage Plants and access roads at Jack Frost & Big Boulder Ski Areas		6,093,877			6,093,877	6,093,877	3,878,957	2,214,920		Various / 1982 on
Jack Frost National Golf Course	8,656,154	3,048,817	8,684	8,656,154	3,057,501	11,713,655	559,282	11,154,373		2007

Corporate Building		282,918	213,174		496,092	496,092	419,062	77,030		1982

Building Leased to Others
Asset-Shopping Center-Baton Rouge Louisiana	2,208,165	8,894,908	81,528	2,208,165	8,976,436	11,184,601	1,239,976	9,944,625	7,700,000	2004
Asset-Walgreens-Tom's River New Jersey	948,181	4,877,731	485,374	948,181	5,363,105	6,311,286	451,305	5,859,981	4,038,000	2006
Asset-Walgreens-White Bear Lake-Minnesota	1,446,831	4,615,442	380,783	1,446,831	4,996,225	6,443,056	422,681	6,020,375	4,340,000	2006
Asset-Jack in the Box-Texas	395,583	1,582,331	31,966	395,583	1,614,297	2,009,879	141,651	1,868,228	1,050,000	2006
Asset-Boulder View Tavern-Eastern PA		1,072,000	556,152		1,628,152	1,628,152	1,332,196	295,956		1986
Asset-Company owned rental properties-Eastern PA		930,381	3,135		933,516	933,516	329,529	603,987	372,000	2004 thru 2005
Asset-Leased Rental Program-Eastern PA		1,005,166			1,005,166	1,005,166	972,206	32,960		Various / 1980 on
Asset-Leased Lake Club Program -Eastern PA		247,653			247,653	247,653	219,774	27,879		Various / 1982 on

Total	$16,931,147	$32,651,224	$1,760,796	$16,931,147	$34,412,020	$51,343,167	$9,966,619	$41,376,548	$17,500,000

Depreciation and Amortization are provided on a straight-line half year method over the estimated useful lives of the assets as follows:

Land improvements

10 to 30 years

Corporate building

10 to 30 years

Properties leased to others

10 to 30 years

The aggregate cost for federal income tax purposes is approximately $32,200,000 at October 31, 2009.

The changes in total real estate assets for the years ended October 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Balance at beginning of period	$53,254,313	$51,587,579	$40,403,384
Additions to Land	6,623	341,726	8,676,946
Additions to Land Improvements	8,684	2,104,129	2,682,826
Additions to Leased Buildings	603,331	59,012	175,223
Additions to Corporate Building	0	0
Sale of Real Property	(2,529,784)	(1,150,849)	(633,472)
Transfers	0	312,716	282,672
Balance at end of year	$51,343,167	$53,254,313	$51,587,579

The changes in accumulated depreciation for the years ended October 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Balance at beginning of year	$10,145,495	$9,084,808	$7,872,144
Addition during year: reclass	0	0	224,774
Current year depreciation	1,175,717	1,181,781	1,013,863
Less retirements	(1,354,593)	(121,094)	(25,973)
Balance at end of year	$9,966,619	$10,145,495	$9,084,808

26