Form 10-Q
period 2010-01-31
BLUE RIDGE REAL ESTATE CO
filed 2010-03-17
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Large Accelerated filer ☐

Accelerated Filer                 ☐

Non-Accelerated filer   ☒ (Do not check if smaller reporting company)

Smaller reporting company ☐

     Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

☐YES          ☒NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on March 16, 2010 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Condensed Balance Sheets – January 31, 2010 and October 31, 2009

1

Combined Condensed Statements of Operations - Three Months ended

January 31, 2010 and 2009

2

Combined Condensed Statement of Changes in Shareholders’ Equity –

Three months ended January 31, 2010

3

Combined Condensed Statements of Cash Flows - Three Months Ended

January 31, 2010 and 2009

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

18

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS

	(UNAUDITED)
ASSETS	1/31/10	10/31/09
Land and land development costs (3,162 and 4,971, respectively, acres per land ledger)	$15,884,730	$15,965,609
Land improvements, buildings and equipment, net	26,061,561	25,936,464
Land held for investment (10,546 and 8,737, respectively, acres per land ledger)	7,641,166	7,774,879
Land held for recreation (514 acres per land ledger)	8,693,860	8,693,860
Long-lived assets held for sale	3,249,351	3,441,944
Net investment in direct financing leases	8,307,246	8,310,073
Cash and cash equivalents	104,476	161,772
Cash held in escrow	916,721	1,041,677
Prepaid expenses and other assets	1,164,232	1,281,775
Accounts receivable and mortgages receivable	392,100	351,328
	$72,415,443	$72,959,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$26,916,350	$26,294,719
Accounts payable	228,898	641,504
Accrued liabilities	480,492	591,265
Deferred income	842,876	723,608
Amounts due to related parties	11,666	7,292
Deferred income taxes	5,419,000	5,677,000
Accrued pension expense	3,178,270	3,192,663
Total liabilities	37,077,552	37,128,051

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442	819,731	819,731
Capital in excess of stated value	19,829,475	19,823,586
Earnings retained in the business	18,846,976	19,346,304
Accumulated other comprehensive loss	(2,072,884)	(2,072,884)
	37,423,298	37,916,737
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	35,337,891	35,831,330
	$72,415,443	$72,959,381

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2010 and 2009
(UNAUDITED)
	2010	2009
Revenues:
Real estate management	$305,086	$478,551
Summer recreation operations	10,298	4,878
Land resource management	323,979	2,103,952
Rental income	525,145	581,689
	1,164,508	3,169,070
Costs and expenses:
Real estate management	329,425	589,106
Summer recreation operations	247,432	229,154
Land resource management	407,429	1,726,884
Rental income	271,288	282,325
General and administration	442,984	376,705
Loss on sale of assets	0	10,643
	1,698,558	3,214,817
Operating loss	(534,050)	(45,747)

Other (expense) income:
Interest and other income	87,855	87,798
Interest expense (net of capitalized interest of $94,377 and 106,923, respectively)	(311,133)	(234,909)
	(223,278)	(147,111)

Loss from operations before income taxes	(757,328)	(192,858)

Credit for income taxes	(258,000)	(65,600)

Net loss	($499,328)	($127,258)

Basic loss per weighted average combined share	($0.20)	($0.05)

Diluted loss per weighted average combined share	($0.20)	($0.05)

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2010

(UNAUDITED)

	Capital Stock (a)		Capital in Excess of	Earnings Retained in	Accumulated Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (b)	Total
Balances, October 31, 2009	2,732,442	$819,731	$19,823,586	$19,346,304	($2,072,884)	($2,085,407)	$35,831,330

Comprehensive loss:
Net loss:				(499,328)			(499,328)

Compensation recognized under employee stock plan			5,889				5,889

Balances, January 31, 2010	2,732,442	$819,731	$19,829,475	$18,846,976	($2,072,884)	($2,085,407)	$35,337,891

(a) Capital stock, at stated value of $.30 per combined share

(b) 282,018 shares held in treasury, at cost

See accompanying notes to unaudited financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
JANUARY 31, 2010 and 2009
(UNAUDITED)
	2010	2009
Cash Flows (Used In) Provided By Operating Activities:
Net loss	($499,328)	($127,258)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	331,893	348,555
Deferred income taxes	(272,393)	(65,600)
Loss on sale of assets	0	10,643
Compensation cost under employee stock plans	5,889	20,654
Changes in operating assets and liabilities:
Cash held in escrow	124,956	134,449
Accounts receivable and mortgages receivable	(40,772)	(46,263)
Prepaid expenses and other current assets	117,543	167,674
Land and land development costs	(238,480)	(506,098)
Long-lived assets held for sale	192,593	869,644
Accounts payable and accrued liabilities	(519,005)	(472,264)
Deferred revenue	119,268	(25,220)
Net cash (used in) provided by operating activities	(677,836)	308,916
Cash Flows Used In Investing Activities:
Proceeds from disposition of assets	0	0
Additions to properties	(3,918)	(20,582)
Payments received under direct financing lease arrangements	2,827	3,539
Net cash used in investing activities	(1,091)	(17,043)
Cash Flows Provided By (Used In) Financing Activities:
Proceeds from debt	1,436,156	2,191,950
Payment of debt	(814,525)	(2,625,695)
Deferred financing costs	0	(17,807)
Net cash provided by (used in) financing activities	621,631	(451,552)
Net decrease in cash & cash equivalents	(57,296)	(159,679)
Cash and cash equivalents, beginning	161,772	225,083
Cash and cash equivalents, end	$104,476	$65,404

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$405,510	$345,233
Income taxes	$10,300	$500

Supplemental disclosures of non cash operating and investing activities:

Reclassification of assets from land development to land improvements, buildings and equipment, net and from land held for investment to land held for development	$319,359	$0

Reclassification of assets from land development to land held for investment and land improvements, buildings and equipment, net	$0	$214,213

See accompanying notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Combination

     The  combined  financial  statements  include the accounts of Blue Ridge Real Estate Company and its wholly-owned  subsidiaries  (Northeast Land Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, Jack Frost National Golf Course, Inc., Blue Ridge Acquisition Company, BRRE Holdings, Inc., Coursey Commons Shopping Center, LLC, Coursey Creek, LLC, Cobble Creek, LLC, Flower Fields Motel, LLC, Blue Ridge WNJ, LLC and Blue Ridge WMN, LLC) (collectively “Blue Ridge”) and Big Boulder Corporation and its  wholly-owned  subsidiaries  (Lake  Mountain  Company and BBC  Holdings, Inc.) (collectively “Big Boulder” and, together with Blue Ridge, the “Companies”).

     The condensed balance sheet as of October 31, 2009, which has been derived from audited financial statements, and the combined condensed financial statements as of and for the three month period ended January 31, 2010 and 2009, which are unaudited, are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined condensed financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2009 Annual Report on Form 10-K. In the opinion of management, the accompanying combined condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

     Management believes that its accounting policies regarding revenue recognition, land development costs, long lived assets, net investment in direct financing leases, deferred income and income taxes among others, affect its more significant judgments and estimates used in the preparation of its combined condensed financial statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There are no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2009 (“Fiscal 2009”).

     Cash held in escrow represents deposits held by the Companies for real estate transactions or other funds placed into escrow with a third party intermediary for the purpose of an Internal Revenue Code Section 1031 tax deferred exchange.

New Accounting Pronouncements

   In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” as codified in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides guidance for using fair value to measure assets and liabilities. ASC 820 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Company adopted ASC 820 with respect to financial instruments effective for its fiscal year beginning November 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) (codified in ASC 820) which delays the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 applies to, but is not limited to, long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e., inventory impairment assessments). FSP 157-2 defers the effective date for non-financial assets and non-financial liabilities of ASC 820 for the Companies to November 1, 2009. The Companies adoption of ASC 820 related to non-financial assets and non-financial liabilities did not have a material impact on the Companies’ combined condensed balance sheet, results of operations and cash flows.

   In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” The disclosure requirements of this FSP are included in ASC Topic 715 — “Compensation-Retirement Benefit” (“Topic 715”) as pending transition guidance that require the disclosure of more information about investment allocation decisions, major categories of plan assets, including concentrations of risk and fair value measurements, and the fair value techniques and inputs used to measure plan assets. The disclosures about plan assets required by Topic 715 must be provided for fiscal years ending after December 15, 2009. With the adoption of Topic 715 there has been no impact on the Companies’ combined condensed financial statements.

   In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 has not yet been codified. SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. SFAS 166 will be effective for the Company’s fiscal year beginning November 1, 2010. The Company is currently assessing the impact, if any, of SFAS 166 on its combined condensed financial statements.

   In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” (“ASU 2009-5”), which amends ASC 820 to provide additional guidance to clarify the measurement of liabilities at fair value in the absence of observable market information. ASU 2009-5 is effective for the Company beginning November 1, 2009. The adoption of ASU 2009-5 did not have a material impact on the Companies’ combined condensed balance sheet, results of operations and cash flows

3. Segment Reporting

     The Companies currently operate in three business segments, which consist of Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management segments.

4. Income Taxes

     The benefit for income taxes for the three months ended January 31, 2010 and 2009 is estimated using the estimated annual effective tax rate for the years ending October 31, 2010 and 2009.  The effective income tax rate for the first three months of the fiscal year ending October 31, 2010 (“Fiscal 2010”) and Fiscal 2009 was estimated at 34%.

   The Companies changed their policies for Accounting for Uncertainty in Income Taxes as of the quarter ended January 31, 2008. This change clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, by defining a criterion that an individual tax position must meet for any part of the position to be recognized in an enterprise’s financial statements. The interpretation requires a review of all tax positions and applies a “more-likely-than-not” recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon the ultimate settlement with the taxing authority that has full knowledge of all relevant information. As of November 1, 2007, there has been no impact on the Companies’ combined financial statements, nor has there been any impact on any subsequent periods.

   The Companies’ continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense in its combined financial statements. As of and for the three months ended January 31, 2010, no interest and penalties have been accrued in the combined balance sheet and no expense has been incurred in the combined statement of operations.

   At January 31, 2010, federal and state tax returns for years ending October 31, 2006 and later are subject to future examination by the respective tax authorities.

5.  Stock Based Compensation

          During the three months ended January 31, 2010, no stock options were issued or exercised.

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

     Option activity during the three month period ended January 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2009	64,600	$36.93	$2,385,600	1.4
Granted	0	0	0
Exercised	0	0	0
Canceled	0	0	0
Outstanding at January 31, 2010	64,600	$36.93	$2,385,600	1.1

Options exercisable at January 31, 2010	63,406	36.89

Option price range	$34.00-$39.00

       Activity related to non-vested options for the period ended January 31, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value Price
Non-vested at October 31, 2009	2,986	$9.86
Granted	0	0
Vested	(1,792)	$9.86
Non-vested at January 31, 2010	1,194	$9.86

     No options were exercised during the three months ended January 31, 2010 or 2009.

     The Companies’ policy regarding the exercise of options is that optionees utilize an independent broker to manage the transaction, whereby, the broker sells the exercised shares on the open market.

6.  Land and Land Development Costs

     Land and improvements in progress held for development consists of the following:

	1/31/2010	10/31/2009
Land unimproved designated for development	$596,079	$462,406
Residential development	6,876,341	6,668,267
Infrastructure development	8,412,310	8,834,936
	$15,884,730	$15,965,609

   The increase in land unimproved designated for development was result of a reclassification of land costs from land held for investment. Residential development costs were increased by primarily the continued construction of the Boulder Lake Village condominium project located on Big Boulder Lake.

   Infrastructure development decreased as these projects progressed to the residential development phase ($368,262).

7.  Land

	1/31/2010	10/31/2009
Land held for investment
Land –Unimproved	$2,642,407	$2,776,120
Land – Commercial rental properties	4,998,759	4,998,759
	$7,641,166	$7,774,879

Land held for recreation
Land – Golf course	$8,656,154	$8,656,154
Land – Ski areas	37,706	37,706
	$8,693,860	$8,693,860

8.  Pension Benefits

     Components of Net Periodic Benefit Cost:

	Three Months Ended
	1/31/10	1/31/09
Service Cost	$50,000	$34,500
Interest Cost	103,000	89,750
Expected return on plan assets	(80,000)	(68,750)

	Three Months Ended
	1/31/10	1/31/09
Net amortization and deferral:
Amortization of transition obligation	717	717
Amortization of prior service cost	69	69
Amortization of accumulated gain	64,500	16,500
Net amortization and deferral	65,286	17,286
Total net periodic pension cost	$138,286	$72,786

   The Companies expect to contribute $402,121 their pension plan in Fiscal 2010.  As of January 31, 2010, the Companies made contributions totaling $79,286.  The Companies anticipate contributing an additional $322,835 to fund its pension in Fiscal 2010.

9.  Investment in Direct Financing Leases

     The Companies lease the Jack Frost and Big Boulder ski areas under direct financing leases through 2034.  The leases provide for minimum rental payments plus scheduled increases based upon the consumer price index, which increases shall not exceed 4% in any given year.  Minimum annual future lease payments due under those leases at January 31, 2010 is as follows:

2011	$257,685
2012	264,127
2013	270,730
2014	277,499
2015	284,436
Thereafter	15,081,285
TOTAL	$16,435,762

     The Companies net investment in direct financing leases consists of the following as of January 31, 2010:

Minimum future lease payments	$8,004,883
Unguaranteed residual value of lease properties	8,430,879
Gross investment in lease	16,435,762
Unearned income	(8,128,516)
Net investment in direct financing leases	$8,307,246

     Unearned interest income is amortized to income using the interest method.  The scheduled lease increases over the terms of the leases have been accounted for on a straight line basis in accordance with generally accepted accounting principles.  The unguaranteed residual is evaluated on an ongoing basis.

10.  Per Share Data

     Earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during the period.  Diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the three months ended January 31, 2010 and 2009, net of assumed repurchases using the treasury stock method. Certain unexercised stock options to purchase shares of the Companies’ common stock were excluded from the dilutive calculation for the three months ended January 31, 2010 and 2009 due to the exercise price of the options being greater than the market price of the Companies’ common stock.

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods are presented  as follows:

	Three Months Ended
	1/31/10	1/31/09
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	0	0
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424

     Basic loss per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended
	1/31/10	1/31/09
Net loss	($499,328)	($127,258)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.20)	($0.05)

     Diluted loss per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended
	1/31/10	1/31/09
Net loss	($499,328)	($127,258)
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424
Dilutive loss per weighted average combined share	($0.20)	($0.05)

11. Subsequent Event

On February 25, 2010, the Companies entered into a Deed of Trust and Security Agreement and Purchase Money Promissory Note (the “Note”) with The Stephen A. Grove Descendants Trust in the amount of $670,000, which encumbers certain real property owned by Blue Ridge located in Fort Collins, Colorado.  This property is currently leased to AmRest, LLC d/b/a Applebee’s. The Note has a term of five years and requires monthly payments in the amount of $3,908.33 beginning March 1, 2010 and ending February 28, 2015, at which time the remaining principal balance and all interest accrued shall become due and payable. The interest rate is fixed at 7.00%.

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

The Companies own 14,208 acres of land in Northeastern Pennsylvania, along with 14 acres in various other states.  Of these land holdings, the Companies’ have designated 3,162 acres as held for development.  It is expected that all of the Companies’ planned developments will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.

The real estate industry is cyclical and is subject to numerous economic factors including general business conditions, changes in interest rates, inflation and oversupply of properties.  Any sustained period of weakness or weakening business or economic condition in the markets in which the Companies currently operate or intend to do business or in related markets, such as those they have experienced, will impact the demand for the type of properties the Companies intend to develop.

The Companies are constructing Phase I and II of the Laurelwoods II community of single family and multi-family homes and a condominium project known as Boulder Lake Village.

For the fiscal year ended October 31, 2010, or Fiscal 2010, management intends to continue selective sales of land, some of which may be treated as section 1031 tax deferred exchanges under the Internal Revenue Code.

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

Recent Developments

On February 25, 2010, the Companies purchased certain real property and all improvements thereon located in Fort Collins Colorado.  The property was purchased from RCI Realty, LLC and consists of a free-standing Applebee’s restaurant including 4,593 square feet of leasable space and 0.822 acres of land.  The property and improvements is currently leased to AmRest, LLC (formerly Restaurant Concepts II, LLC) pursuant to a lease agreement dated January 1, 2007.  The tenant began operations effective the same date.

The purchase price of the acquired asset was $1,364,000.  The purchase price was funded by cash held in escrow from the sale of the Laurens, South Carolina Wal-Mart property via a third party intermediary, a Deed of Trust and Security Agreement and Purchase Money Promissory Note with The Stephen A. Grove Descendants Trust and funds from the Companies’ general operating line of credit.  The acquisition is a replacement property for the tax deferred like-kind exchange of the Wal-Mart property in accordance with Internal Revenue Code Section 1031.

Due to the sustained weakness of the housing market nationwide, the Companies continue to monitor the progress of residential home sales within the Northeast region.  No new residential development projects will be started until the market stabilizes.

The Companies continue to research income producing investment properties for potential acquisition.

Critical Accounting Policies and Significant Judgments and Estimates

The Companies have identified the most critical accounting policies upon which the Companies’ financial status depends.  The critical policies and estimates were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies identified relate to deferred tax assets and liabilities, net investment in direct financing leases, the valuation of land development costs and long-lived assets, and revenue recognition.

Revenues are derived from a wide variety of sources, including sales of real estate, management of investment properties, home construction, property management services, golf activities, timbering and leasing activities.  Revenues are recognized as services are performed, except as noted below.

Timbering revenues from stumpage contracts are recognized at the time a stumpage contract is signed. At the time a stumpage contract is signed, the risk of ownership is passed to the buyer at a fixed, determinable cost.  There is no transfer of title in connection with these contracts.  Reasonable assurance of collectibility is determined by the date of signing and, at that time, the obligations of the Companies’ are satisfied.  Therefore, full accrual recognition at the time of contract execution is appropriate.

The Companies recognize income on the disposition of real estate using the full accrual method.  The full accrual method is appropriate at closing when the sales contract has been signed, the buyer has arranged permanent financing and the risks and rewards associated with ownership have been transferred to the buyer.  In the few instances that the Companies finance the sale, more than a 20% down payment is required from the buyers.  The remaining financed purchase price is not subject to subordination.  Down payments of less than 20% are accounted for as deposits.

The costs of developing land for resale as resort homes and the costs of constructing certain related amenities are allocated to the specific parcels to which the costs relate. Such costs, as well as the costs of construction of the resort homes, are charged to operations as sales occur. Land held for resale and resort homes under construction are stated at lower of cost or market.

The Companies recognize revenue and costs on custom home construction using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed and may only require a refund in the event of non-delivery, if the sales proceeds are collectible and if the aggregate sales proceeds and the total cost of the project can be reasonably estimated.  Total estimated revenues and construction costs are reviewed periodically, and any change is applied prospectively.

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

The Companies have capitalized as the net investment in direct financing leases that portion of the leased premises pertaining to Jack Frost Mountain and Big Boulder Ski Areas, which met the criteria for accounting for these transactions as direct financing leases.  The accounting was based on estimates and assumptions about the fair values and estimated useful lives of the leased properties, as well as the collectibility of lease payments and recoverability of the unguaranteed residual value of the leased properties.  The Companies periodically review the net investment in direct financing leases for events or changes in circumstances that may impact collectibility, and recoverability of the unguaranteed residual value of leased properties.

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

The Companies sponsor a defined benefit pension plan as detailed in footnote 8.  The accounting for pension benefits is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases.  Changes in these key assumptions can have a significant effect on the pension plan’s impact on the Companies’ financial statements.  The Companies engage the services of an independent actuary and investment consultant to assist them in determining these assumptions and in calculating pension income.  The plan is currently underfunded and, accordingly, the Companies have made contributions to the fund of $362,058 and $467,392 in Fiscal 2009, and in the fiscal year ended October 31, 2008, or Fiscal 2008, respectively.  The Companies expect to contribute $402,121 to the pension plan in Fiscal 2010.  The Companies also have in place a 401(k) pension plan available to all full time employees, which is funded entirely by employee contributions.

The Companies recognize as compensation expense an amount equal to the grant date fair value of the stock options issued over the required service period.  Compensation cost was measured using the modified prospective approach.

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

Results of Operations for the Three Months Ended January 31, 2010 and 2009

Operations for the three months ended January 31, 2010 resulted in a net loss of ($499,328), or ($0.20) per combined share, compared to a net loss of ($127,258), or ($0.05) per combined share, for the three months ended January 31, 2009.

Revenues

Combined revenue of $1,164,508 for the three months ended January 31, 2010 represents a decrease of $2,004,562, compared to the three months ended January 31, 2009.  Real Estate Management Operations / Rental Operations revenue decreased $230,009, or 22%, for the three months ended January 31, 2010, compared to the three months ended January 31, 2009. Summer Recreation Operations revenue increased $5,420, or 111%, for the three months ended January 31, 2010, compared to the three months ended January 31, 2009. Land Resource Management revenue decreased $1,779,973, or 85% for the three months ended January 31, 2010 compared to the three months ended January 31, 2009.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations had revenue of $830,231 for the three months ended January 31, 2010, compared to $1,060,240 for the three months ended January 31, 2009, which resulted in a decrease of $230,009, or 22%.  This was primarily attributed to a decrease in Moseywood Construction Company’s new home construction sales.  Revenue for the new home construction for the three months ended January 31, 2010 was $84,596.43, compared to $186,012 for the three months ended January 31, 2009, a decrease of $101,416 or 55%.   On July 3, 2008, management decided to complete all new homes under contract and not to accept any new home construction contracts due to the ongoing slowdown of the overall economy.  Additionally sales commissions revenue on residential home sales at our resort communities for the three months ended January 31, 2010 was $0 as compared to $87,434 for the three months ended January 31, 2009, a decrease of $87,314 or 100%. Management made the decision to close the Jack Frost – Big Boulder Real Estate sales office and, on April 24, 2009, the companies signed an Agreement with Pocono Resorts Realty. The Agreement provided for, among other things, the transfer of current home sale listings, the use of Company-owned signboards and the use of real estate sales offices currently located in the Jack Frost Mountain and Big Boulder Ski Area lodges. Also as part of the Agreement and upon approval by municipal and state agencies, Pocono Resorts Realty will be allowed to use a model home in either the Laurelwoods II or Boulder Lake Village developments as a sales office to sell the Companies’ newly constructed homes at Big Boulder.  Trust service fees, which are fees for water, sewer and road maintenance, for the three months ended January 31, 2010, were $167,698 as compared to $149,307 for the three months ended January 31, 2009, which resulted in an increase of $18,392 or 12%.  Rental revenue for the three months ended January 31, 2010 was $525,145 as compared to $581,689 for the three months ended January 31, 2009 resulting in a decrease of $56,544, or 10%.

Summer Recreation Operations

Summer Operations revenue relating to the Jack Frost National Golf Course for the three months ended January 31, 2010 was $10,298 as compared to $4,878 for the three months ended January 31, 2009, for an increase of $5,420.  These revenues were primarily derived from minimal course play in early November of each season prior to the course closing.

Land Resource Management

For the three months ended January 31, 2010, Land Resource Management had revenue of $323,979 compared to $2,103,952 for the three months ended January 31, 2009, which resulted in a decrease of $1,779,973.  This decrease is primarily attributable to one condominium sale ($320,000) in the Boulder Lake

Village community for the three months ended January 31, 2010, as compared to three home sales in Laurelwoods II community and one condominium sale in Boulder Lake Village for the three months ended January 31, 2009 ($1,834,956) for a decrease of $1,514,956.  For the three months ended January 31, 2010, timbering revenue was $0 as compared to $261,483 for the three months ended January 31, 2009.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the three months ended January 31, 2010 were $600,713 compared to $871,431 for the three months ended January 31, 2009, which represents a decrease of $270,718, or 31%.  For the three months ended January 31, 2010, new home construction costs were $75,148 compared to $196,974 for the three months ended January 31, 2009, for a decrease of $121,825, or 62%.  Operating expenses for the new home construction division for the three months ended January 31, 2010 were $17,947 as compared to $87,997 for the three months ended January 31, 2009 for a decrease of $70,050, or 80%. These decreases relate to management’s decision on July 3, 2008 not to accept any new home construction contracts.

Summer Recreation Operations

Operating expenses associated with Summer Operations for the three months ended January 31, 2010 were $242,501 as compared to $230,666 for the three months ended January 31, 2009, which represents an increase of $11,835, or 5%.  These increased costs are primarily attributable to an increase in course repairs and maintenance ($11,447).

Land Resource Management

Operating costs associated with Land Resource Management for the three months ended January 31, 2010 were $407,429 compared with $1,726,884 for the three months ended January 31, 2009, which represents a decrease of $1,319,455.  This is primarily attributable to a decrease in construction costs related to real estate development, which was $246,733 for the three months ended January 31, 2010 as compared to $1,254,695 for the three months ended January 31, 2009, for a decrease of $1,007,963.  This is the result of one condominium sale in Boulder Lake Village for the three months ended January 31, 2010, as compared to three home sales in the Laurelwoods II community and one condominium sale in Boulder Lake Village for the three months ended January 31, 2009.  Correspondingly, the Land Resource Management operating expenses for the three months ended January 31, 2010 were $192,889 as compared to $489,688 for the three months ended January 31, 2009, for a decrease of $296,800.

General and Administration

General and Administration costs for the three months ended January 31, 2010 were $442,982 compared to $376,705 for the three months ended January 31, 2009, which represents an increase of $66,279 or 18%.  This is primarily the result of a reallocation of salaries, related benefits and payroll taxes to better reflect actual job related duties.

Other Income (Expense)

Interest and other income was $87,855 for the three months ended January 31, 2010 compared to $87,798 for the three months ended January 31, 2009, which represents an increase of $57.

Interest expense for the three months ended January 31, 2010 was $311,133 compared to $234,909 for the three months ended January 31, 2009, which represents an increase of $76,244 or 32%.  This was primarily the result of the refinancing of two commercial retail properties in August 2009.

Tax Rate

The effective tax rate for the three months ended January 31, 2010 and 2009 was 34%.  The rate for 2010 is specific to federal taxes.  There is no benefit for state income tax in 2010 because the Companies fully reserved the future benefit.

Liquidity and Capital Resources

As reflected in the Combined Condensed Statements of Cash Flows, net cash used in operating activities was $677,836 for the three months ended January 31, 2010 versus net cash provided by operating activities of

$308,916 for the three months ended January 31, 2009.  The decrease in net cash provided by operating activities for the three months ended January 31, 2010 is primarily attributable to reduced sales in Phase II of the Laurelwoods II residential community.

For the three months ended January 31, 2010, the construction of Building J in the Boulder Lake Village condominium community at Big Boulder was our major capital expenditure.

On May 22, 2009, the Companies entered into a Deed of Trust and Security Agreement and Real Estate Lien Note (the “Barbers Hill Note”) with Barbers Hill Bank, a branch of Anahuac National Bank, in the amount of $1,050,000, which encumbers certain real property owned by Blue Ridge located in Chambers County, Texas.  This property is currently leased to Jack in the Box Eastern Division, L.P. The Barbers Hill Note has a term of five years and requires monthly payments in the amount of $7,254 beginning June 22, 2009 and ending May 22, 2014, at which time the remaining principal balance and all interest accrued shall become due and payable.  The proceeds of the Barbers Hill Note will be used toward funding the completion of Building J of the Boulder Lake Village condominium project and general operations.  The interest rate is fixed at 6.75%.

On August 28, 2009, Blue Ridge, through its wholly owned subsidiary, Blue Ridge WNJ, LLC, entered into a mortgage and security agreement and a $4,038,000 Senior Secured Note (the “Wells Fargo Note”) with Wells Fargo Bank Northwest, N.A. (“Wells Fargo”).  The Wells Fargo Note is secured by the mortgage, which encumbers certain real property known as the Walgreens Store located in Dover Township, Ocean County, New Jersey.  A portion of the proceeds of the Wells Fargo Note were used to prepay the existing note outstanding with State Farm Bank, which previously encumbered the New Jersey Walgreens property.  Beginning on September 15, 2009, interest and principal payments are due and payable monthly until August 15, 2031.  The interest rate is fixed at 6.90%.

On August 28, 2009, Blue Ridge, through its wholly owned subsidiary, Blue Ridge WMN, LLC, entered into a mortgage and security agreement and a $4,340,000 Senior Secured Note (the “Second Wells Fargo Note”) with Wells Fargo.  The Second Wells Fargo Note is secured by the mortgage, which encumbers certain real property known as the Walgreens Store located in White Bear Lake, Washington County, Minnesota.  A portion of the proceeds of the Second Wells Fargo Note were used to prepay the existing note outstanding with State Farm Bank which previously encumbered the Minnesota Walgreens property.  Beginning on September 15, 2009, interest and principal payments are due and payable monthly until August 15, 2031.  The interest rate is fixed at 6.90%.

The Companies have a line of credit with Manufacturers and Traders Trust (“M&T”) Company to fund real estate development in the aggregate amount of $17,900,000 with an interest rate of the greater of overnight LIBOR plus 3.5% or the daily 30-day LIBOR plus 3.5%, with an interest rate floor of 5.5%.  In addition, the Companies were required to establish an interest reserve account of $690,000 as security for the payment of interest, which was established in the third quarter of Fiscal 2009 with the proceeds from a sale of land.  Interest is due and payable on a monthly basis and, at January 31, 2010, the interest rate equaled 5.5% and the balance of the interest reserve escrow account was $353,055.  The remaining principal and any accrued interest is due and payable on April 19, 2010.  The Companies are currently negotiating an extension of this credit facility.  The Companies are using $7,900,000 of the $17,900,000 M & T line of credit to fund the construction of residential development projects.  The Companies have utilized a portion of the proceeds from the sale of one Boulder Lake Village condominium unit to pay $217,988 on this sublimit during first quarter of Fiscal 2010.  At January 31, 2010, $4,775,389 was outstanding on this sub-limit.  The Companies also utilized $6,000,000 of the $17,900,000 to fund site-development.    The Companies have utilized a portion of the proceeds from the sale of one Boulder Lake Village condominium unit to pay $66,655 on this sublimit during the first quarter of Fiscal 2010.  At January 31, 2010, $3,823,192 was outstanding on this sub-limit.  The Companies also utilize a total of $4,000,000 of the $17,900,000 to fund the expansion of the water and sewer systems at both Big Boulder and Jack Frost Mountain Ski Areas. This expansion is necessary to accommodate the new construction.  The Companies have utilized the proceeds of two land sales to repay the balance of $3,461,510 on this sublimit during Fiscal 2009.  At January 31, 2010, $0 was outstanding on the $4,000,000 sub-limit.  The total principal amount outstanding under the aggregate line of credit will not exceed the lesser of (a) $17,900,000, or (b) 80% of the cost or appraised value of the units.  The loan agreement requires, among other things, that the Companies comply with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies had not met the required debt service coverage ratio at October 31, 2009, but had obtained a waiver from the Bank for this covenant.

The Companies also have a $3,100,000 line of credit with M & T for general operations.  At January 31, 2010, $1,553,862 was outstanding on the $3,100,000 line at a 5.5% interest rate.

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lines of Credit	$10,152,444	$10,152,444	$0	$0	$0
Long-Term Debt	16,666,872	504,211	1,075,008	8,022,005	7,065,648
Capital Leases	97,034	52,073	44,961	0	0
Purchase Obligations	252,275	252,275	0	0	0
Pension Contribution Obligations	322,835	322,835	0	0	0
Total Contractual Cash Obligations	$27,491,460	$11,283,838	$1,119,969	$8,022,005	$7,065,648

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At January 31, 2010, we had $10,337,923 of variable rate indebtedness, representing 38% of our total debt outstanding, at an average rate of 4.38% (calculated as of January 31, 2010).  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.

Exposure to market risk may also exist in our mortgages receivable issued in connection with land sales.  Mortgages receivable are considered fully collectible by management and, accordingly, no allowance for loan losses is considered necessary.

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

Item 1A.  RISK FACTORS

No update.

Item 6.  EXHIBITS

Exhibit Number	Description
10.1*	Deed of Trust and Security Agreement, dated February 25, 2010, between Blue Ridge Real Estate Company and Public Trustee of Larimer County, Colorado, Trustee.
10.2*	$670,000 Purchase Money Promissory Note, dated February 25, 2010, between Blue Ridge Real Estate Company and The Stephen A. Grove Descendants Trust.
31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   March 17, 2010

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   March 17, 2010

/s/ Cynthia A. Van Horn

Cynthia A. Van Horn

Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Deed of Trust and Security Agreement, dated February 25, 2010, between Blue Ridge Real Estate Company and Public Trustee of Larimer County, Colorado, Trustee.
10.2*	$670,000 Purchase Money Promissory Note, dated February 25, 2010, between Blue Ridge Real Estate Company and The Stephen A. Grove Descendants Trust.
31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification

* Filed herewith