Form 10-Q
period 2010-04-30
BLUE RIDGE REAL ESTATE CO
filed 2010-06-14
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

          Address of principal executive office:   Route 940 and Moseywood Rd, Blakeslee, Pennsylvania

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

☐YES          ☒NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on June 11, 2010 was 2,450,424 shares.*

*Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (together, the "Companies") and under the by-laws of the Companies, shares of the Companies are combined in unit certificates, each certificate representing the same number of shares of each of the Companies.  Shares of each Company may be transferred only together with an equal number of shares of the other Company.  For this reason, a combined Blue Ridge/Big Boulder Form 10-Q is being filed.  Except as otherwise indicated in this Quarterly Report on Form 10-Q, all information applies to both Companies.

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Condensed Balance Sheets –

April 30, 2010 (Unaudited) and October 31, 2009

1

Combined Condensed Statements of Operations (Unaudited) –

Three and Six Months ended April 30, 2010 and 2009

2

Combined Condensed Statement of Changes in Shareholders’ Equity (Unaudited) –

Six months ended April 30, 2010

3

Combined Condensed Statements of Cash Flows (Unaudited) –

Six Months Ended April 30, 2010 and 2009

4

Notes to Combined Condensed Financial Statements (Unaudited)

5

Item 2.  Management's Discussion and Analysis of Financial Condition

and Results of Operations

11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

19

Item 4T.  Controls and Procedures

19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

19

Item 1A.  Risk Factors

19

Item 6.  Exhibits

19

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS

	(UNAUDITED)
ASSETS	4/30/10	10/31/09
Land and land development costs (3,334 and 5,174, respectively, acres per land ledger)	$23,234,662	$24,621,763
Land improvements, buildings and equipment, net	25,908,949	25,936,464
Land held for investment (10,547 and 8,737, respectively, acres per land ledger)	8,825,932	7,774,879
Land held for recreation (311 acres per land ledger)	37,706	37,706
Long-lived assets held for sale	4,682,848	3,441,944
Net investment in direct financing leases	8,304,417	8,310,073
Cash and cash equivalents	227,627	161,772
Cash held in escrow	331,704	1,041,677
Prepaid expenses and other assets	1,065,340	1,281,775
Accounts receivable and mortgages receivable	373,896	351,328
	$72,993,081	$72,959,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$28,077,117	$26,294,719
Accounts payable	315,452	641,504
Accrued liabilities	304,530	591,265
Deferred income	1,092,868	723,608
Amounts due to related parties	16,042	7,292
Deferred income taxes	5,141,000	5,677,000
Accrued pension expense	3,252,900	3,192,663
Total liabilities	38,199,909	37,128,051

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442	819,731	819,731
Capital in excess of stated value	19,829,475	19,823,586
Earnings retained in the business	18,302,257	19,346,304
Accumulated other comprehensive loss	(2,072,884)	(2,072,884)
	36,878,579	37,916,737
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	34,793,172	35,831,330
	$72,993,081	$72,959,381

See accompanying notes to unaudited combined condensed financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 and 2009
(UNAUDITED)	Three Months Ended		Six Months Ended
	4/30/10	4/30/09	4/30/10	4/30/09
Revenues:
Real estate management	$233,431	$433,938	$538,517	$912,489
Land resource management	232,335	51,782	566,612	2,160,612
Rental income	589,590	616,563	1,114,735	1,198,252
	1,055,356	1,102,283	2,219,864	4,271,353
Costs and expenses:
Real estate management	237,932	584,142	567,357	1,173,248
Land resource management	517,941	343,884	1,172,802	2,299,922
Rental income	278,534	298,944	549,822	581,269
General and administration	597,720	341,804	1,040,704	718,509
Loss on sale of assets	0	0	0	10,643
	1,632,127	1,568,774	3,330,685	4,783,591
Operating loss	(576,771)	(466,491)	(1,110,821)	(512,238)

Other income (expense):
Interest and other income	86,504	81,682	174,359	169,480
Interest expense (net of capitalized interest for the three and six months ended April 30, 2010 and 2009 of $81,429, $118,256, $175,806 and $225,178, respectively.)	(332,452)	(266,444)	(643,585)	(501,353)
	(245,948)	(184,762)	(469,226)	(331,873)

Loss from continuing operations before income taxes	(822,719)	(651,253)	(1,580,047)	(844,111)

Credit for income taxes	(278,000)	(221,400)	(536,000)	(287,000)

Net loss	($544,719)	($429,853)	($1,044,047)	($557,111)

Basic loss per weighted average combined share	($0.22)	($0.18)	($0.42)	($0.23)

Diluted loss per weighted average combined share	($0.22)	($0.18)	($0.42)	($0.23)

See accompanying notes to unaudited combined condensed financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED APRIL 30, 2010

(UNAUDITED)

	Capital Stock (a)		Capital in Excess of	Earnings Retained in	Accumulated Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (b)	Total
Balance, October 31, 2009	2,732,442	$819,731	$19,823,586	$19,346,304	($2,072,884)	($2,085,407)	$35,831,330

Comprehensive loss:
Net loss				(1,044,047)			(1,044,047)

Compensation recognized under employee stock plans			5,889				5,889

Balance, April 30, 2010	2,732,442	$819,731	$19,829,475	$18,302,257	($2,072,884)	($2,085,407)	$34,793,172

(a) Capital stock, at stated value of $0.30 per combined share

(b) 282,018 shares held in treasury, at cost

See accompanying notes to unaudited combined condensed financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED
APRIL 30, 2010 and 2009
(UNAUDITED)	Six Months Ended
	4/30/10	4/30/09
Cash Flows Used In Operating Activities:
Net loss	($1,044,047)	($557,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	667,395	701,281
Deferred income taxes	(536,000)	(287,000)
Loss on sale of assets	0	10,643
Compensation cost under employee stock plans	5,889	26,544
Changes in operating assets and liabilities:
Cash held in escrow	709,973	134,030
Accounts receivable and mortgages receivable	(22,568)	(25,918)
Prepaid expenses and other current assets	216,435	228,028
Land and land development costs	(361,195)	(809,215)
Long-lived assets held for sale	188,033	786,691
Accounts payable and accrued liabilities	(543,800)	(867,257)
Deferred revenue	369,260	213,730
Net cash used in operating activities	(350,625)	(445,554)

Cash Flows Used In Investing Activities:
Proceeds from disposition of assets	0	0
Additions to properties	(1,371,574)	(90,536)
Payments received under direct financing lease arrangements	5,656	7,078
Net cash used in investing activities	(1,365,918)	(83,458)

Cash Flows Provided By Financing Activities:
Proceeds from debt	3,245,869	4,570,410
Payment of debt	(1,463,471)	(4,087,828)
Deferred financing costs	0	(17,807)
Net cash provided by financing activities	1,782,398	464,775
Net increase (decrease) in cash & cash equivalents	65,855	(64,237)
Cash & cash equivalents, beginning of period	161,772	225,083
Cash & cash equivalents, end of period	$227,627	$160,846

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$819,390	$733,731
Income taxes	$203,292	$34,400

Supplemental disclosures of non cash investing and financing activities:
Reclassification of assets from land and land development costs to land improvements, buildings and equipment, net and from land held for investment to land and land development costs	$319,359

Reclassification of assets from land and land development costs to long-lived assets held for sale	$1,428,937

Reclassification of assets from land and land development costs to land held for investment and land improvements, buildings and equipment, net		$215,971

See accompanying notes to unaudited combined condensed financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Combination

     The accompanying unaudited combined condensed financial  statements  include the accounts of Blue Ridge Real Estate Company and its wholly-owned  subsidiaries  (Northeast Land Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, Jack Frost National Golf Course, Inc., Blue Ridge Acquisition Company, BRRE Holdings, Inc., Coursey Commons Shopping Center, LLC, Coursey Creek, LLC, Cobble Creek, LLC, Flower Fields Motel, LLC, Blue Ridge WNJ, LLC and Blue Ridge WMN, LLC) (collectively “Blue Ridge”) and Big Boulder Corporation and its  wholly-owned  subsidiaries  (Lake  Mountain  Company and BBC  Holdings, Inc.) (collectively “Big Boulder” and, together with Blue Ridge, the “Companies”).

     The combined condensed balance sheet as of October 31, 2009, which has been derived from audited financial statements, and the combined condensed financial statements as of and for the three and six month periods ended April 30, 2010 and 2009, which are unaudited, are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined condensed financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2009 Annual Report on Form 10-K. In the opinion of management, the accompanying combined condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

     Management believes that its accounting policies regarding revenue recognition, land development costs, long lived assets, net investment in direct financing leases, deferred income and income taxes among others, affect its more significant judgments and estimates used in the preparation of its combined condensed financial statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There were no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2009 (“Fiscal 2009”).  Material subsequent events are evaluated and disclosed through the report issuance date, June 14, 2010.

     Cash held in escrow represents deposits held by the Companies for real estate transactions or other funds placed into escrow with a third party intermediary for the purpose of a tax deferred exchange under section 1031 of the Internal Revenue Code of 1986, as amended (the “IRC”).

Reclassification:

     Results of operations for the golf course have been reclassified to the Land Resource Management segment from Summer Recreation Operations.  The reclassification was done based on management’s current determination to market the golf course and the planned residential development surrounding the golf course together as a parcel to a national developer.  The Summer Recreation Operations segment no longer exists as a result of the reclassification.

     Certain amounts in Fiscal 2009 combined financial statements have been reclassified to conform to the Fiscal 2010 presentation.

New Accounting Pronouncements

   In September 2006, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards “SFAS” No. 157, “Fair Value Measurements” as codified in FASB Accounting Standards Codification “ASC” 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides guidance for using fair value to measure assets and liabilities. ASC 820 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Company adopted ASC 820 with respect to financial instruments effective for its fiscal year beginning November 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) (codified in ASC 820) which delays the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 applies to, but is not limited to, long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e., inventory impairment assessments). FSP 157-2 defers the effective date for non-financial assets and non-financial liabilities of ASC 820 for the Companies to November 1, 2009. The Companies adoption of ASC 820 related to non-financial assets and non-financial liabilities did not have a material impact on the Companies’ combined condensed balance sheet, results of operations and cash flows.

   In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” The disclosure requirements of this FSP are included in ASC Topic 715 — “Compensation-Retirement Benefit” (“Topic 715”) as pending transition guidance that require the disclosure of more information about investment allocation decisions, major categories of plan assets, including concentrations of risk and fair value measurements, and the fair value techniques and inputs used to measure plan assets. The disclosures about plan assets required by Topic 715 must be provided for fiscal years ending after December 15, 2009. With the adoption of Topic 715 there has been no material impact on the Companies’ combined condensed financial statements.

   In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 has not yet been codified. SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. SFAS 166 will be effective for the Company’s financial statements for fiscal years beginning November 1, 2010. The Company is currently assessing the impact, if any, of SFAS 166 on its combined condensed financial statements.

   In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the ASC.  This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity.  In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity.  This standard is effective for the fiscal years that begin after November 15, 2009.  This standard will be effective for the Company’s fiscal year beginning November 1, 2010.  The Company is currently assessing the impact, if any, of SFAS No. 167 on its combined condensed financial statements.

   In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” (“ASU 2009-5”), which amends ASC 820 to provide additional guidance to clarify the measurement of liabilities at fair value in the absence of observable market information. ASU 2009-5 was effective for the Company beginning November 1, 2009. The adoption of ASU 2009-5 did not have a material impact on the Companies’ combined condensed financial statements.

     In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures:  Improving Disclosures About Fair Value Measurement”.  This FASB requires additional disclosures about the fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments.  For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately.  ASU 2010-06 is effective for the interim and annual financial periods beginning after December 15, 2009.  The adoption of ASU 2010-06 did not have a material impact on the Companies’ combined condensed financial statements.

3. Segment Reporting

     The Companies currently operate in two business segments, which consist of Real Estate Management/Rental Operations and Land Resource Management.

4. Income Taxes

     The benefit for income taxes for the three and six months ended April 30, 2010 and 2009 is estimated using the estimated annual effective tax rate for the fiscal years ending October 31, 2010 and 2009.  The effective income tax rate for the first six months of the fiscal year ending October 31, 2010 (“Fiscal 2010”) and Fiscal 2009 was estimated at 34%.

   The Companies’ practice is to recognize interest and/or penalties related to income tax matters as income tax expense in its combined financial statements. As of and for the six months ended April 30, 2010, no interest and penalties have been accrued in the combined balance sheet and no expense is reflected in the combined statement of operations.    At April 30, 2010, federal and state tax returns for years ending October 31, 2006 and later are subject to future examination by the respective tax authorities.

5.  Stock Based Compensation

     There were no stock options issued or exercised during the six months ended April 30, 2010 and April 30, 2009.  Stock options to purchase an aggregate of 21,600 shares expired during the six months ended April 30, 2010.

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

     Option activity during the six month period ended April 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2009	64,600	$36.93	$2,385,600	1.4
Granted	0	0	0
Exercised	0	0	0
Expired	21,600	$34.00	$734,400	0
Outstanding at April 30, 2010	43,000	$38.40	$1,651,200	1.3

Options exercisable at April 30, 2010	43,000	38.40

Option price range	$37.80-$39.00

       Activity related to non-vested options for the six month period ended April 30, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value Price
Non-vested at October 31, 2009	2,986	$9.86
Granted	0	0
Vested	(2,986)	$9.86
Non-vested at April 30, 2010	0	0

     The Companies’ policy regarding the exercise of options is that optionees utilize an independent broker to manage the transaction, whereby, the broker sells the exercised shares on the open market.

6.  Land and Land Development Costs

     Land and improvements in progress held for development consists of the following:

	4/30/2010	10/31/2009
Land unimproved designated for development	$9,204,335	$9,118,560
Residential development	5,646,398	6,668,267
Infrastructure development	8,383,929	8,834,936
	$23,234,662	$24,621,763

   The increase in land unimproved designated for development was result of a reclassification of land costs from land held for investment. Residential development costs were decreased primarily due to four completed units at Boulder Lake Village being reclassed to assets held for sale.

   Infrastructure development decreased as these projects progressed to the residential development phase ($451,007).

7.  Land

	4/30/2010	10/31/2009
Land held for investment
Land – Unimproved	$2,642,407	$2,776,120
Land – Commercial rental properties	6,183,525	4,998,759
	$8,825,932	$7,774,879

Land held for recreation
Land – Ski areas	$37,706	$37,706

8.  Pension Benefits

     Components of Net Periodic Benefit Cost:

	Three Months Ended		Six Months Ended
	4/30/10	4/30/09	4/30/10	4/30/09

Service Cost	$50,000	$34,500	$100,000	$69,000
Interest Cost	103,000	89,750	206,000	179,500
Expected return on plan assets	(80,000)	(68,750)	(160,000)	(137,500)

Net amortization and deferral:
Amortization of transition obligation	717	717	1,434	1,434
Amortization of prior service cost	69	69	138	138
Amortization of accumulated gain	64,500	16,500	129,000	33,000
Net amortization and deferral	65,286	17,286	130,572	34,572
Total net periodic pension cost	$138,286	$72,786	$276,572	$145,572

     The Companies expect to contribute $402,126 to their pension plan in Fiscal 2010.  As of April 30, 2010, the Companies made contributions totaling $167,386.  The Companies anticipate contributing an additional $234,740 to fund their pension plan in Fiscal 2010.

9.  Investment in Direct Financing Leases

     The Companies lease the Jack Frost and Big Boulder ski areas under direct financing leases through 2034.  The leases provide for minimum rental payments plus scheduled increases based upon the U.S. Consumer Price Index, which increases shall not exceed 4% in any given year.  Minimum annual future lease payments due under these leases at April 30, 2010 is as follows:

2011	$259,286
2012	265,768
2013	272,412
2014	279,222
2015	286,203
Thereafter	14,990,305
TOTAL	$16,353,196

     The Companies net investment in direct financing leases consists of the following as of April 30, 2010:

Minimum future lease payments	$7,922,317
Unguaranteed residual value of lease properties	8,430,879
Gross investment in lease	16,353,196
Unearned income	(8,048,779)
Net investment in direct financing leases	$8,304,417

     Unearned interest income is amortized to income using the interest method.  The scheduled lease increases over the terms of the leases have been accounted for on a straight line basis in accordance with generally accepted accounting principles.  The unguaranteed residual is evaluated on an ongoing basis.

10.  Per Share Data

     Earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during the period.  Diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the three and six months ended April 30, 2010 and 2009, net of assumed repurchases using the treasury stock method. Certain unexercised stock options to purchase shares of the Companies’ common stock were excluded from the dilutive calculation for the three and six months ended April 30, 2010 and 2009 due to the exercise price of the options being greater than the market price of the Companies’ common stock.

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods are presented  as follows:

	Three Months Ended		Six Months Ended
	4/30/10	4/30/09	4/30/10	4/30/09
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424	2,450,424	2,450,424
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	0	0	0	0
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424	2,450,424	2,450,424

     Basic loss per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended		Six Months Ended
	4/30/10	4/30/09	4/30/10	4/30/09
Net loss	($544,719)	($429,853)	($1,044,047)	($557,111)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.22)	($0.18)	($0.42)	($0.23)

     Diluted loss per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended		Six Months Ended
	4/30/10	4/30/09	4/30/10	4/30/09
Net loss	($544,719)	($429,853)	($1,044,047)	($557,111)
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.22)	($0.18)	($0.42)	($0.23)

11. Subsequent Events

     The Companies have evaluated subsequent events which have occurred after April 30, 2010 through June 14, 2010.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made based upon, among other things, current assumptions by management, expectations and beliefs concerning future developments and their potential effect on the Companies.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  All statements, other than statements of historical fact, regarding the Companies’ strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements,” including but not limited to statements regarding the conducting of future construction in phases and the use of profits of such construction; the renewal of the Companies’ line of credit the effect of accounting policies on significant judgments; the materiality of current legal proceedings with which the Company is involved; the current and future real estate market in the Pocono Mountains; the timing and outcome of the Companies’ planned land development; compensation expense related to non-vested awards; contributions to the Companies’ pension plan; the Companies’ land development and infrastructure plans in and around Jack Frost Mountain and Big Boulder Lake and Ski Resort; and the Companies’ anticipated cash needs.

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

The Companies own 14,177 acres of land in Northeastern Pennsylvania, along with 15 acres in various other states.  Of these land holdings, the Companies’ have designated 3,334 acres as held for development.  It is expected that all of the Companies’ planned developments will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.

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

Due to the sustained weakness of the housing market nationwide, the Companies continue to monitor the progress of residential home sales within the Northeast region.  Although the Companies are continuing construction of Phase I and II of the Laurelwoods II community of single family and multi-family homes and a condominium project known as Boulder Lake Village, no new residential development projects will be started until the market stabilizes.

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

For the fiscal year ended October 31, 2010, or Fiscal 2010, management intends to continue selective sales of land, some of which may be treated as section 1031 tax deferred exchanges under the IRC.  The Companies continue to research income producing investment properties for potential acquisition.

The Companies also generate revenue by the selective timbering of their land.  Management relies on the advice of their forester, who is engaged on a consulting basis and who receives a commission on each stumpage contract, for the timing and selection of certain parcels for timbering.  The forester gives significant attention to protecting the environment and retaining the value of these parcels for future timber harvests.  During the three months ended April 30, 2010, the forester completed an inventory of the Companies’ timber resources to aid management in considering valuations before entering into future timber agreements.

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

The purchase price of the acquired asset was $1,364,000.  The purchase price was funded by cash held in escrow from the sale of the Laurens, South Carolina Wal-Mart property via a third party intermediary, a Deed of Trust and Security Agreement and Purchase Money Promissory Note with The Stephen A. Grove Descendants Trust and funds from the Companies’ general operating line of credit.  The acquisition is a replacement property for the tax deferred like-kind exchange of the Wal-Mart property in accordance with Section 1031 of the IRC.

On April 6, 2010, the Companies entered into an Allonge to the Amended and Restated Construction and Site Development Line of Credit Mortgage Note with Manufacturers and Traders Trust Company (the “Bank”). The Allonge is an integral part of the Amended and Restated Construction and Site Development Line of Credit Mortgage Note, entered into by the Companies and the Bank on April 20, 2006, as amended and modified from time to time (the “Original Loan Agreement”).  Under the terms of the Original Loan Agreement, the Bank extended to the Borrowers an available line of credit in an aggregate principal amount of $17,900,000.  Under the terms of the Allonge, the Bank and the Borrowers agreed to extend the maturity date of the Original Loan Agreement from April 19, 2010 to June 30, 2010.  Interest on the Original Loan Agreement continues to be due and payable on a monthly basis.  The Bank has ordered a real estate appraisal of the Companies’ properties that are cross collateralized under the line of credit.  We expect that the line of credit with the Bank will be renewed.

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

The Companies recognize income on the disposition of real estate using the full accrual method.  The full accrual method is appropriate at closing when the sales contract has been signed, the buyer has arranged permanent financing and the risks and rewards associated with ownership have been transferred to the buyer.  In the few instances that the Companies finance the sale, a minimum 20% down payment is required from the buyers.  The remaining financed purchase price is not subject to subordination.  Down payments of less than 20% are accounted for as deposits.

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

The Companies capitalize as land and land development costs, the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use.  The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method.  Revenue is recognized upon signing of the closing documents, at which time a binding contract is in effect, the buyer has arranged for permanent financing and the Companies are assured of payment in full.  In addition, at the time of closing, the risks and rewards associated with ownership have been transferred to the buyer.  Selling expenses are recorded when incurred.

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

Deferred income consists of dues, rents and deposits on land or home sales. Rents that are not yet earned are related to the Companies’ commercial properties that have been paid in advance, and dues are related to memberships in their hunting and fishing clubs and golf course memberships paid in advance. The Companies recognize revenue related to the hunting and fishing clubs and golf course memberships over the one-year period that the dues cover.  The Companies recognize revenue related to the fishing club over a five month period from May through September, and the golf course over a seven month period, from April through October.  Deposits are required on land and home sales.

The Companies sponsor a defined benefit pension plan as detailed in footnote 8 to the accompanying combined condensed financial statements.  The accounting for pension benefits is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases.  Changes in these key assumptions can have a significant effect on the pension plan’s impact on the Companies’ financial statements.  The Companies engage the services of an independent actuary and investment consultant to assist them in determining these assumptions and in calculating pension income.  The plan is currently underfunded and, accordingly, the Companies have made contributions to the fund of $362,058 and $467,392 in Fiscal 2009, and in the fiscal year ended October 31, 2008, or Fiscal 2008, respectively.  The Companies expect to contribute $402,126 to the pension plan in Fiscal 2010.  The Companies also have in place a 401(k) pension plan available to all full time employees, which is funded entirely by employee contributions.

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

Results of Operations for the Three and Six Months Ended April 30, 2010 and 2009

Operations for the three and six months ended April 30, 2010 resulted in a net loss of $544,719 and $1,044,047, or $0.22 and $0.42 per combined share respectively, compared to a net loss of $429,853 and $557,111, or $0.18 and $0.23 per combined share, for the three and six month periods ended April 30, 2009, respectively.

Revenues

Combined revenue of $1,055,356 and $2,219,864 for the three and six months ended April 30, 2010 represents a decrease of $46,927 and $2,051,489, respectively, compared to the three and six months ended April 30, 2009.  Real Estate Management Operations / Rental Operations revenue decreased $227,480 and $457,489, or 22% and 22%, respectively, for the three and six months ended April 30, 2010, compared to the three and six months ended April 30, 2009. Land Resource Management revenue increased $180,553 and decreased $1,594.000, or greater than 100% and 74% for the three and six months ended April 30, 2010 compared to the three and six months ended April 30, 2009, respectively.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations had revenue of $1,653,252 for the six months ended April 30, 2010, compared to $2,110,741 for the six months ended April 30, 2009, which resulted in a decrease of $457,489, or 22%.  This decrease was primarily attributed to a decrease in Moseywood Construction Company’s new home construction sales.  Revenue for new home construction sales for the six months ended April 30, 2010 was $89,129, compared to $385,395 for the six months ended April 30, 2009, a decrease of $296,266, or 74%.  As of July 3, 2008, we have completed all new homes under existing contracts and have not accepted any new home construction contracts due to the ongoing slowdown of the overall economy.  Additionally there were no sales commissions revenue on residential home sales at our resort communities for the six months ended April 30, 2010 as compared to sales commission revenue of $87,434 for the six months ended April 30, 2009.  Management made the decision to close the Jack Frost – Big Boulder Real Estate sales office and, on April 24, 2009, the companies signed an Agreement with Pocono Resorts Realty. The Agreement provided for, among other things, the transfer of current home sale listings, the use of Company-owned signboards and the use of real estate sales offices currently located in the Jack Frost Mountain and Big Boulder Ski Area lodges. Also as part of the Agreement and upon approval by municipal and state agencies, Pocono Resorts Realty will be allowed to use a model home in either the Laurelwoods II or Boulder Lake Village developments as a sales office to sell the Companies’ newly constructed homes at Big Boulder.  Trust service fees, which are fees for water, sewer and road maintenance, for the six months ended April 30, 2010, increased to $329,219 as compared to $312,832 for the six months ended April 30, 2009, an increase of $16,387, or 5%.  Rental revenue for the six months ended April 30, 2010 decreased to $1,114,735 as compared to $1,198,252 for the six months ended April 30, 2009, a decrease of $83,517, or 7%.  This decrease was primarily attributable to the sale of the Wal-Mart retail center located in Laurens South Carolina, resulting in the loss of monthly rental revenue.

Land Resource Management

For the six months ended April 30, 2010, Land Resource Management revenues decreased to $566,612 compared to $2,160,612 for the six months ended April 30, 2009, a decrease of $1,594,000 or 74%.  This decrease is primarily attributable to one condominium sale for $320,000 in the Boulder Lake Village community for the six months ended April 30, 2010, as compared to three home sales in Laurelwoods II community and one condominium sale in Boulder Lake Village totaling $1,834,956 for the six months ended April 30, 2009 for a decrease of $1,514,956 or 83%.  For the six months ended April 30, 2010, timbering revenue was $0 as compared to $261,483 for the six months ended April 30, 2009. Land Sale revenue for the six months ended April 30, 2010 increased to $178,022 as compared to $13,460 for the six months ended April 30, 2009, an increase of $164,562. The Jack Frost National Golf Courses revenue for the six months ended April 30, 2010 increased to $68,590 as compared to $50,713 for the six months ended April 30, 2009, an increase of $17,877, or 35%, which was primarily due to increased membership revenue.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the six months ended April 30, 2010 decreased to $1,117,179 compared to $1,754,517 for the six months ended April 30, 2009, a decrease of $637,338, or 36%.  For the six months ended April 30, 2010, new home construction costs decreased to $75,717 compared to $416,863 for the six months ended April 30, 2009, a decrease of $341,146, or 82%.  Operating expenses for the new home construction division for the six months ended April 30, 2010 decreased to $23,989 as compared to $171,403 for the six months ended April 30, 2009, a decrease of $147,414, or 86%. These decreases are primarily attributable to our decision not to accept any new home construction contracts, as well as the closure of the Jack Frost – Big Boulder Real Estate sales office on April 24, 2009, which eliminated all operating expenses for the six months ended April 30, 2010 as compared to $137,100 in operating expenses for the six months ended April 30, 2009.

Land Resource Management

Operating costs associated with Land Resource Management for the six months ended April 30, 2010 decreased to $1,172,802 compared with $2,299,922 for the six months ended April 30, 2009, a decrease of $1,127,120 or 49%.  This decrease is primarily attributable to a decrease in construction costs related to real estate development, which was $203,663 for the six months ended April 30, 2010 as compared to $1,259,400 for the six months ended April 30, 2009, a decrease of $1,055,737 or 84%.  This decrease is the result of one condominium sale in Boulder Lake Village for the six months ended April 30, 2010, as compared to three home sales in the Laurelwoods II community and one condominium sale in Boulder Lake Village for the six months ended April 30, 2009.  Correspondingly, the real estate development operating expenses for the six months ended April 30, 2010 decreased to $297,410 as compared to $494,459 for the six months ended April 30, 2009, a decrease of $197,049 or 40%. Jack Frost National Golf Courses operating expenses increased by $44,816 for the six months ended April 30, 2010 as compared to the six moths ended April 30, 2009 primarily due to course repairs and maintenance.

General and Administration

General and Administration costs for the six months ended April 30, 2010 increased to $1,040,704 compared to $718,509 for the six months ended April 30, 2009, an increase of $322,195, or 45%.  This increase is the result of a reallocation of salaries, related benefits and payroll taxes to better reflect actual job related duties ($158,212), pension expense ($111,223) and consultant fees ($84,940).

Other Income (Expense)

Interest and other income increased to $174,359 for the six months ended April 30, 2010 compared to $169,480 for the six months ended April 30, 2009, an increase of $4,879 or 3%.

Interest expense for the six months ended April 30, 2010 increased to $643,585 compared to $501,353 for the six months ended April 30, 2010, an increase of $142,232, or 28%.  This increase was the result of the refinancing of two commercial retail properties in Fiscal 2009, resulting in interest expense of $286,664 for the six months ended April 30, 2010 as compared to $37,250 for the six months ended April 30, 2009, an increase of $249,414. This increase was offset by a reduction in interest expense paid on a line of credit, which for the six months ended April 30, 2010 decreased to $38,826 as compared to $151,375 for the six months ended April 30, 2009, a decrease of $112,549.

Tax Rate

The effective tax rate for the six months ended April 30, 2010 and 2009 was 34%.  The rate for Fiscal 2010 is specific to federal taxes.  There is no benefit for state income tax in Fiscal 2010 because the Companies fully reserved the future benefit.

Liquidity and Capital Resources

As reflected in the Combined Condensed Statements of Cash Flows, net cash used in operating activities was $350,625 for the six months ended April 30, 2010 compared to net cash used in operating activities of $445,554 for the six months ended April 30, 2009.  The decrease in net cash used in operating activities for the six months ended April 30, 2010 is primarily attributable to utilization of the interest reserve cash held in escrow.

On February 25, 2010, the Companies entered into a Deed of Trust and Security Agreement and Purchase Money Promissory Note (the “Grove Note”) with The Stephen A. Grove Descendants Trust in the amount of $670,000, which encumbers certain real property owned by Blue Ridge located in Fort Collins, Colorado.  This property is currently leased to AmRest, LLC d/b/a Applebee’s. The Grove Note has a term of five years and requires monthly payments in the amount of $3,908 beginning March 1, 2010 and ending February 28, 2015, at which time the remaining principal balance and all interest accrued shall become due and payable. The interest rate is fixed at 7.00%.

For the six months ended April 30, 2010, the acquisition of the Applebee’s restaurant, located in Fort Collins, Colorado was our most significant expenditure.  The acquisition was a replacement property for the tax deferred like-kind exchange of the Wal-Mart property in accordance with section 1031 of the IRC.

On May 22, 2009, the Companies entered into a Deed of Trust and Security Agreement and Real Estate Lien Note with Barbers Hill Bank, a branch of Anahuac National Bank, in the amount of $1,050,000, which encumbers certain real property owned by Blue Ridge located in Chambers County, Texas.  This property is currently leased to Jack in the Box Eastern Division, L.P. The loan has a term of five years and requires monthly payments in the amount of $7,254 beginning June 22, 2009 and ending May 22, 2014, at which time the remaining principal balance and all interest accrued shall become due and payable.  The proceeds of the loan are being used toward funding the completion of Building J of the Boulder Lake Village condominium project and general operations.  The interest rate is fixed at 6.75%.

On August 28, 2009, Blue Ridge, through its wholly owned subsidiary, Blue Ridge WNJ, LLC, entered into a mortgage and security agreement and a $4,038,000 Senior Secured Note (the “Wells Fargo Note”) with Wells Fargo Bank Northwest, N.A.  The Wells Fargo Note is secured by the mortgage, which encumbers certain real property known as the Walgreens Store located in Dover Township, Ocean County, New Jersey.  A portion of the proceeds of the Loan were used to payoff an existing note outstanding with State Farm Bank, which previously encumbered the New Jersey Walgreens property.  Beginning on September 15, 2009, interest and principal payments on the Wells Fargo Note are due and payable monthly until August 15, 2031.  The interest rate is fixed at 6.90%.

On August 28, 2009, Blue Ridge, through its wholly owned subsidiary, Blue Ridge WMN, LLC, entered into a mortgage and security agreement and a $4,340,000 Senior Secured Note (the “Second Wells Fargo Note”) with Wells Fargo Bank Northwest, N.A.  The Second Wells Fargo Note is secured by the mortgage, which encumbers certain real property known as the Walgreens Store located in White Bear Lake, Washington County, Minnesota.  A portion of the proceeds of the Loan were used to payoff an existing note outstanding with State Farm Bank which previously encumbered the Minnesota Walgreens property.  Beginning on September 15, 2009, interest and principal payments on the Second Wells Fargo Note are due and payable monthly until August 15, 2031.  The interest rate is fixed at 6.90%.

The Companies are party to a Loan Agreement, dated as of April 20, 2006 (the “Loan Agreement”), as amended and supplemented from time to time, with the Bank, under which the Bank has provided the Companies with a line of credit to fund real estate development.  The Loan Agreement requires, among other things, that the Companies comply with certain consolidated debt to worth, debt service coverage and tangible net worth ratios annually.  The Companies have not met the required debt service coverage ratio at October 31, 2009 and have obtained a waiver from the Bank for this covenant.  Interest on amounts outstanding under the line of credit is due and payable on a monthly basis.

 The total aggregate outstanding under the line of credit may not exceed the lesser of (a) the maximum amount specified in the Loan Agreement, as modified from time to time by various loan modification agreements (the “Maximum Line of Credit Limit”) or (b) 80% of the cost or appraised value of the Units (as defined in the Loan Agreement).

 On February 27, 2009, the Companies entered into a loan modification agreement (the “February Modification Agreement”) that, among other things, (i) decreased the Maximum Line of Credit Limit from $25,000,000 to $20,000,000; (ii) amended the interest rate from LIBOR plus 2.5% to the greater of overnight LIBOR plus 3.5% or the daily 30-day LIBOR plus 3.5%, with an interest rate floor of 5.5%; and (iii) required the Company establish an interest reserve account of $690,000 as security for the payment of interest.  The Company established such reserve in the third quarter of Fiscal 2009 with the proceeds from a sale of land.  On October 19, 2009, the Companies entered into an additional loan modification agreement (the “October Modification Agreement”) that, among other things, decreased the Maximum Line of Credit Limit to $17,900,000.

At April 30, 2010, (i) the total aggregate principal outstanding under the line of credit may not exceed the lesser of (a) $17,900,000, or (b) 80% of the cost or appraised value of the Units, (ii) the interest rate on the line of credit was 5.5% and (iii) the balance of the interest reserve escrow account was $235,025.  On April 6, 2010 the Companies entered into an Allonge to the line of credit, which extended the maturity date of the principal and any accrued interest from April 19, 2010 to June 30, 2010.

The Companies are subject to certain sub-limits under the line of credit with the Bank.  Of the $17,900,000 aggregate amount of the line of credit, the Companies may allocate $7,900,000 to the construction of residential development projects.  During first quarter of Fiscal 2010, the Companies utilized a portion of the proceeds from the sale of one Boulder Lake Village condominium unit to repay $217,988 on the residential development construction sub-limit, and at April 30, 2010, $4,775,389 was outstanding under such sub-limit.

Under the February Modification Agreement, the Companies’ sub-limit with respect to the funding of site-development decreased from $11,000,000 to $6,000,000 as of February 27, 2009.  The Companies utilized a portion of the proceeds from the sale of one Boulder Lake Village condominium unit to repay $66,655 on the site-development funding sub-limit during the first quarter of Fiscal 2010, and at April 30, 2010, $3,823,192 was outstanding on such sub-limit

Under the October Modification Agreement, the Companies’ sub-limit with respect to water and sewer systems expansions decreased from $6,100,000 to $4,000,000 as of October 19, 2009.   The Companies utilized the proceeds from two land sales to repay the balance of $3,461,510 under this water and sewer systems sub-limit during Fiscal 2009, and at April 30, 2010, there was no outstanding balance under such sub-limit.  The Companies utilize funds available under this sub-limit to expand the water and sewer systems at both Big Boulder and Jack Frost Mountain Ski Areas, an expansion that is necessary to accommodate new construction.

The Companies also have a $3,100,000 line of credit with the Bank for general operations.  At April 30, 2010, $2,147,522 was outstanding on the $3,100,000 line at a 5.5% interest rate.

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lines of Credit	$10,746,103	$10,746,103	$0	$0	$0
Long-Term Debt	17,247,878	499,714	1,104,145	8,642,160	7,001,859
Capital Leases	83,136	52,921	30,215	0	0
Purchase Obligations	184,618	184,618	0	0	0
Pension Contribution Obligations	234,740	234,740	0	0	0
Total Contractual Cash Obligations	$28,496,475	$11,718,096	$1,134,360	$8,642,160	$7,001,859

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At April 30, 2010, we had $10,921,989 of variable rate indebtedness, representing 39% of our total debt outstanding, at an average interest rate of 4.38% (calculated as of April 30, 2010).  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.

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

Dated:   June 14, 2010

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   June 14, 2010

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