Form 10-Q
period 2010-07-31
BLUE RIDGE REAL ESTATE CO
filed 2010-09-14
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

☐YES          ☒NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on September 13, 2010 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Balance Sheets –

July 31, 2010 (Unaudited) and October 31, 2009

1

Combined Statements of Operations (Unaudited) –

Three and Nine Months ended July 31, 2010 and 2009

2

Combined Statement of Changes in Shareholders’ Equity (Unaudited) –

Nine months ended July 31, 2010

3

Combined Statements of Cash Flows (Unaudited) –

Nine Months Ended July 31, 2010 and 2009

4

Notes to Combined Financial Statements (Unaudited)

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

20

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED BALANCE SHEETS

	(UNAUDITED)
ASSETS	7/31/10	10/31/09
Land and land development costs (3,323 and 5,174, respectively, acres per land ledger)	$22,897,183	$24,621,763
Land improvements, buildings and equipment, net	25,672,997	25,936,464
Land held for investment (10,547 and 8,737, respectively, acres per land ledger)	8,825,932	7,774,879
Land held for recreation (311 acres per land ledger)	37,706	37,706
Long-lived assets held for sale	4,260,131	3,441,944
Net investment in direct financing leases	8,301,620	8,310,073
Cash and cash equivalents	254,835	161,772
Cash held in escrow	714,904	1,041,677
Prepaid expenses and other assets	1,059,366	1,281,775
Accounts receivable and mortgages receivable	355,555	351,328
	$72,380,229	$72,959,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$28,513,461	$26,294,719
Accounts payable	286,552	641,504
Accrued liabilities	374,086	591,265
Deferred income	963,345	723,608
Amounts due to related parties	2,916	7,292
Deferred income taxes	4,812,000	5,677,000
Accrued pension expense	3,269,997	3,192,663
Total liabilities	38,222,357	37,128,051

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442	819,731	819,731
Capital in excess of stated value	19,829,475	19,823,586
Earnings retained in the business	17,666,957	19,346,304
Accumulated other comprehensive loss	(2,072,884)	(2,072,884)
	36,243,279	37,916,737
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	34,157,872	35,831,330
	$72,380,229	$72,959,381

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2010 and 2009
(UNAUDITED)	Three Months Ended		Nine Months Ended
		(ADJUSTED)		(ADJUSTED)
	7/31/10	7/31/09	7/31/10	7/31/09
Revenues:
Real estate management	$290,002	$363,084	$828,519	$1,275,573
Land resource management	1,370,503	2,457,573	1,937,115	4,618,185
Rental income	572,190	586,401	1,686,925	1,784,653
	2,232,695	3,407,058	4,452,559	7,678,411
Costs and expenses:
Real estate management	328,080	449,628	895,437	1,622,876
Land resource management	1,531,744	2,889,062	2,704,546	5,188,984
Rental income	259,571	305,909	809,393	887,178
General and administration	806,280	333,349	1,846,984	1,051,858
Loss on sale of assets	0	0	0	10,643
	2,925,675	3,977,948	6,256,360	8,761,539
Operating loss	(692,980)	(570,890)	(1,803,801)	(1,083,128)

Other income (expense):
Interest and other income	80,919	79,661	255,278	249,141
Interest expense (net of capitalized interest for the three and nine months ended July 31, 2010 and 2009 of $72,658, $152,274, $248,464 and $377,452, respectively.)	(352,239)	(283,963)	(995,824)	(785,316)
	(271,320)	(204,302)	(740,546)	(536,175)

Loss from continuing operations before income taxes	(964,300)	(775,192)	(2,544,347)	(1,619,303)

Credit for income taxes	(329,000)	(264,000)	(865,000)	(551,000)

Net loss	($635,300)	($511,192)	($1,679,347)	($1,068,303)

Basic loss per weighted average combined share	($0.26)	($0.21)	($0.68)	($0.44)

Diluted loss per weighted average combined share	($0.26)	($0.21)	($0.68)	($0.44)

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED JULY 31, 2010

(UNAUDITED)

	Capital Stock (a)		Capital in Excess of	Earnings Retained in	Accumulated Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (b)	Total
Balance, October 31, 2009	2,732,442	$819,731	$19,823,586	$19,346,304	($2,072,884)	($2,085,407)	$35,831,330

Comprehensive loss:
Net loss				(1,679,347)			(1,679,347)

Compensation recognized under employee stock plans			5,889				5,889

Balance, July 31, 2010	2,732,442	$819,731	$19,829,475	$17,666,957	($2,072,884)	($2,085,407)	$34,157,872

(a) Capital stock, at stated value of $0.30 per combined share

(b) 282,018 shares held in treasury, at cost

See accompanying notes to unaudited combined financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED	Nine Months Ended
JULY 31, 2010 and 2009		(ADJUSTED)
(UNAUDITED)	7/31/10	7/31/09
Cash Flows (Used In) Provided By Operating Activities:
Net loss	($1,679,347)	($1,068,303)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,001,970	1,059,600
Impairment	73,000	2,254,500
Deferred income taxes	(865,000)	(551,013)
Loss on sale of assets	0	10,643
Compensation cost under employee stock plans	5,889	32,432
Changes in operating assets and liabilities:
Cash held in escrow	326,773	(491,890)
Accounts receivable and mortgages receivable	(4,227)	(97,135)
Prepaid expenses and other current assets	222,409	225,863
Land and land development costs	(96,716)	(1,073,235)
Long-lived assets held for sale	610,750	708,292
Accounts payable and accrued liabilities	(499,173)	(1,022,936)
Deferred revenue	239,737	21,936
Net cash (used in) provided by operating activities	(663,935)	8,754

Cash Flows Used In Investing Activities:
Additions to properties	(1,470,197)	(56,071)
Payments received under direct financing lease arrangements	8,453	10,616
Net cash used in investing activities	(1,461,744)	(45,455)

Cash Flows Provided By Financing Activities:
Proceeds from debt	7,008,871	6,993,598
Payment of debt	(4,790,129)	(6,919,115)
Deferred financing costs	0	(64,768)
Net cash provided by financing activities	2,218,742	9,715
Net increase (decrease) in cash and cash equivalents	93,063	(26,986)
Cash and cash equivalents, beginning of period	161,772	225,083
Cash and cash equivalents, end of period	$254,835	$198,097

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,244,288	$1,174,579
Income taxes	$205,212	$34,413

Supplemental disclosures of non cash investing and financing activities:
Reclassification of assets from land and land development costs to land improvements, buildings and equipment, net and from land held for investment to land and land development costs	$319,359

Reclassification of assets from land and land development costs to long-lived assets held for sale	$1,428,937

Reclassification of assets from land and land development costs to land held for investment and land improvements, buildings and equipment, net		$215,971

See accompanying notes to unaudited combined financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Combination

     The accompanying unaudited combined financial  statements  include the accounts of Blue Ridge Real Estate Company and its wholly-owned  subsidiaries  (Northeast Land Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, Jack Frost National Golf Course, Inc., Blue Ridge Acquisition Company, BRRE Holdings, Inc., Coursey Commons Shopping Center, LLC, Coursey Creek, LLC, Cobble Creek, LLC, Flower Fields Motel, LLC, Blue Ridge WNJ, LLC and Blue Ridge WMN, LLC) (collectively “Blue Ridge”) and Big Boulder Corporation and its  wholly-owned  subsidiaries  (Lake  Mountain  Company and BBC  Holdings, Inc.) (collectively “Big Boulder” and, together with Blue Ridge, the “Companies”).

     The combined balance sheet as of October 31, 2009, which has been derived from audited financial statements, and the combined financial statements as of and for the three and nine month periods ended July 31, 2010 and 2009, which are unaudited, are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2009 Annual Report on Form 10-K. In the opinion of management, the accompanying combined financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

     Management believes that its accounting policies regarding revenue recognition, land development costs, long lived assets, net investment in direct financing leases, deferred income and income taxes among others, affect its more significant judgments and estimates used in the preparation of its combined financial statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There were no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2009 (“Fiscal 2009”).  Material subsequent events are evaluated and disclosed through the issuance date of the Form 10Q.

     Cash held in escrow represents deposits held by the Companies for real estate transactions or other funds placed into escrow with a third party intermediary for the purpose of a tax deferred exchange under section 1031 of the Internal Revenue Code of 1986, as amended (the “IRC”).

Reclassification

     Effective as of April 30, 2010, results of operations for the golf course were reclassified to the Land Resource Management segment from the Summer Recreation Operations segment.  The reclassification was done based on management’s current determination to market the golf course and the planned residential development surrounding the golf course together as a parcel to a national developer.  The Summer Recreation Operations segment no longer exists as a result of the reclassification.

     Certain amounts in Fiscal 2009 combined financial statements have been reclassified to conform to the presentation for the fiscal year ended October 31, 2020 (“Fiscal 2010”).

New Accounting Pronouncements

   In September 2006, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards “SFAS” No. 157, “Fair Value Measurements” as codified in FASB Accounting Standards Codification “ASC” 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides guidance for using fair value to measure assets and liabilities. ASC 820 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Company adopted ASC 820 with respect to financial instruments effective for its fiscal year beginning November 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) (codified in ASC 820) which delays the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 applies to, but is not limited to, long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e., inventory impairment assessments). FSP 157-2 defers the effective date for non-financial assets and non-financial liabilities of ASC 820 for the Companies to November 1, 2009. The Companies adoption of ASC 820 related to non-financial assets and non-financial liabilities did not have a material impact on the Companies’ combined financial statements.

   In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” The disclosure requirements of this FSP are included in ASC Topic 715 — “Compensation-Retirement Benefit” (“Topic 715”) as pending transition guidance that require the disclosure of more information about investment allocation decisions, major categories of plan assets, including concentrations of risk and fair value measurements, and the fair value techniques and inputs used to measure plan assets. The disclosures about plan assets required by Topic 715 must be provided for fiscal years ending after December 15, 2009. The adoption of Topic 715 did not have a material impact on the Companies’ combined financial statements.

   In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”) as codified in FASB Accounting Standards Codification “ASC” 860, “Transfers and Servicing” (“ASC 860”).  ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. ASC 860 will be effective for the Company’s financial statements for fiscal years beginning November 1, 2010. The Company is currently assessing the impact, if any, of this standard on its combined financial statements.

   In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the ASC.  This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity.  In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity.  This standard is effective for the fiscal years that begin after November 15, 2009.  This standard will be effective for the Company’s fiscal year beginning November 1, 2010.  The Company is currently assessing the impact, if any, of this standard on its combined financial statements.

   In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” (“ASU 2009-5”), which amends ASC 820 to provide additional guidance to clarify the measurement of liabilities at fair value in the absence of observable market information. ASU 2009-5 was effective for the Company beginning November 1, 2009. The adoption of ASU 2009-5 did not have a material impact on the Companies’ combined financial statements.

     In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures:  Improving Disclosures About Fair Value Measurement”.  This FASB requires additional disclosures about the fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments.  For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately.  ASU 2010-06 is effective for the interim and annual financial periods beginning after December 15, 2009.  The adoption of ASU 2010-06 did not have a material impact on the Companies’ combined financial statements.

3. Segment Reporting

     The Companies currently operate in two business segments, which consist of Real Estate Management/Rental Operations and Land Resource Management.

4. Income Taxes

     The benefit for income taxes for the three and nine months ended July 31, 2010 and 2009 is estimated using the estimated annual effective tax rate for the fiscal years ending October 31, 2010 and 2009.  The effective income tax rate for the first nine months of Fiscal 2010 and Fiscal 2009 was estimated at 34%.

   The Companies’ practice is to recognize interest and/or penalties related to income tax matters as income tax expense in its combined financial statements. As of and for the nine months ended July 31, 2010, no interest and penalties have been accrued in the combined balance sheet and no expense is reflected in the combined statement of operations.    At July 31, 2010, federal and state tax returns for years ending October 31, 2007 and later are subject to future examination by the respective tax authorities.

5.  Stock Based Compensation

     There were no stock options issued or exercised during the nine months ended July 31, 2010 and July 31, 2009. Stock options to purchase an aggregate of 21,600 shares expired during the nine months ended July 31, 2010.

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

     Option activity during the nine month period ended July 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2009	64,600	$36.93	$2,385,600	1.4
Granted	0	0	0
Exercised	0	0	0
Expired	21,600	$34.00	$734,400	0
Outstanding at July 31, 2010	43,000	$38.40	$1,651,200	1.1

Options exercisable at July 31, 2010	43,000	38.40

Option price range	$37.80-$39.00

       Activity related to non-vested options for the nine month period ended July 31, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value Price
Non-vested at October 31, 2009	2,986	$9.86
Granted	0	0
Vested	(2,986)	$9.86
Non-vested at July 31, 2010	0	0

     No options were exercised during the nine months ended July 31, 2010 or 2009.

     The Companies’ policy regarding the sale of shares acquired through the exercise of options is the optionees utilize an independent broker to manage the transaction, whereby, the broker sells the exercised shares on the open market.

6.  Land and Land Development Costs

     Land and improvements in progress held for development consist of the following:

	7/31/2010	10/31/2009
Land unimproved designated for development	$9,132,931	$9,118,560
Residential development	5,412,743	6,668,267
Infrastructure development	8,351,509	8,834,936
	$22,897,183	$24,621,763

   The increase in land unimproved designated for development was result of a reclassification of land costs from land held for investment. Residential development costs decreased primarily due to four completed units at Boulder Lake Village being reclassified as assets held for sale.

   The decrease in infrastructure development was primarily a result of the progression of these projects to the residential development phase.

7.  Land

	7/31/2010	10/31/2009
Land held for investment
Land – Unimproved	$2,642,407	$2,776,120
Land – Commercial rental properties	6,183,525	4,998,759
	$8,825,932	$7,774,879

Land held for recreation
Land – Ski areas	$37,706	$37,706

8.  Debt

     On July 29, 2010 the Companies entered into a Loan Agreement (the “Loan”) and Term Note (“the Note”) with Manufacturers and Traders Trust Company (“The Bank”) in the amount of $2,600,000.  The principal amount of the Loan is to be paid in full on July 29, 2011.  Interest is due and payable on a monthly basis and accrues at a variable rate equal to the greater of (a) 3.50 percentage points above one-month LIBOR or (b) 5.25%.  The Loan is secured by (a) open-end mortgages (the “Mortgages”), granted by the Companies, on all of the Borrowers’ right, title and interest in and to the land and improvements at Jack Frost Mountain Ski Area and Big Boulder Ski Area, both of which are located in Kidder Township, Carbon County, Pennsylvania; (b) a first priority perfected security interest in all non-real estate assets of each of the Borrowers; and (c) the unlimited and unconditional guaranty and suretyship of Kimco Realty Corporation, the Companies’ majority shareholder.  The Companies were also required to place $500,000 in the existing interest reserve account as security for the payment of interest.  The proceeds of the Loan will be used to complete construction of certain residential units and for other working capital purposes.

9.  Pension Benefits

     Components of Net Periodic Benefit Cost:

	Three Months Ended		Nine Months Ended
	7/31/10	7/31/09	7/31/10	7/31/09

Service Cost	$43,214	$32,019	$143,214	$101,019
Interest Cost	104,721	86,346	310,721	265,846
Expected return on plan assets	(78,398)	(64,192)	(238,398)	(201,692)

Net amortization and deferral:
Amortization of transition obligation	717	717	2,151	2,151
Amortization of prior service cost	68	67	206	207
Amortization of accumulated gain	69,960	13,828	198,960	46,828
Net amortization and deferral	70,745	14,612	201,317	49,186
Total net periodic pension cost	$140,282	$68,785	$416,854	$214,359

     The Companies expect to contribute $402,126 to their pension plan in Fiscal 2010.  As of July 31, 2010, the Companies made contributions totaling $314,026.  The Companies anticipate contributing an additional $88,100     to fund their pension plan in Fiscal 2010.

     Effective July 15, 2010, the Companies’ pension plan was amended such that future benefit accruals ceased as of August 31, 2010.

10.  Investment in Direct Financing Leases

     The Companies lease the Jack Frost and Big Boulder ski areas under direct financing leases through 2034.  The leases provide for minimum rental payments plus scheduled increases based upon the U.S. Consumer Price Index, which increases shall not exceed 4% in any given year.  Minimum annual future lease payments due under these leases at July 31, 2010 are as follows:

2011	$260,886
2012	267,408
2013	274,094
2014	280,946
2015	287,970
Thereafter	14,899,355
TOTAL	$16,270,659

     The Companies net investment in direct financing leases consists of the following as of July 31, 2010:

Minimum future lease payments	$7,839,780
Unguaranteed residual value of lease properties	8,430,879
Gross investment in lease	16,270,659
Unearned income	(7,969,039)
Net investment in direct financing leases	$8,301,620

     Unearned interest income is amortized to income using the interest method.  The scheduled increases in minimum future annual lease payments have been accounted for on a straight line basis in accordance with generally accepted accounting principles.  The unguaranteed residual is evaluated on an ongoing basis.

11.  Per Share Data

     Earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during the period.  Diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the three and nine months ended July 31, 2010 and 2009, net of assumed repurchases using the treasury stock method. Certain unexercised stock options to purchase shares of the Companies’ common stock were excluded from the dilutive calculation for the three and nine months ended July 31, 2010 and 2009 due to the exercise price of the options being greater than the market price of the Companies’ common stock.

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods are presented  as follows:

	Three Months Ended		Nine Months Ended
	7/31/10	7/31/09	7/31/10	7/31/09
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424	2,450,424	2,450,424
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	0	0	0	0
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424	2,450,424	2,450,424

     Basic loss per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended		Nine Months Ended
		Adjusted		Adjusted
	7/31/10	7/31/09	7/31/10	7/31/09
Net loss	($635,300)	($511,192)	($1,679,347)	($1,068,303)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.26)	($0.21)	($0.68)	($0.44)

     Diluted loss per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended		Nine Months Ended
		Adjusted		Adjusted
	7/31/10	7/31/09	7/31/10	7/31/09
Net loss	($635,300)	($511,192)	($1,679,347)	($1,068,303)
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.26)	($0.21)	($0.68)	($0.44)

12. Adjusted Quarterly Financial Information

     During the fourth quarter of Fiscal 2009, the Companies recorded an impairment charge of $2,571,000 on the Companies’ assets whose carrying costs were determined to be in excess of fair value and are not expected to be recoverable.  It has been determined that $2,254,500 of this impairment charge is applicable to the three month period ended July 31, 2009.  This impairment charge has been recognized for the three and nine months ended July 31, 2009 and the following details the adjustment:

	Three Months Ended		Nine Months Ended
	July 31, 2009		July 31, 2009
	Originally Reported	Adjusted	Originally Reported	Adjusted

Operating profit (loss)	$1,683,610	($570,890)	$1,171,372	($1,083,128)
Provision (credit) for income taxes	503,000	(264,000)	216,000	(551,000)
Net income (loss)	976,308	(511,192)	419,197	(1,068,303)
Basic and diluted earnings (loss) per share	$0.40	($0.21)	$0.17	($0.44)

The effect on the previously reported net income for the three and nine months ended July 31, 2009 was a decrease in operating profit of $2,254,500 and a decrease in net income of $1,487,500.

13. Subsequent Events

     The Companies have evaluated and disclosed subsequent events from July 31, 2010 through the issuance date of the Form 10Q.

     On August 23, 2010 the Companies and certain of their subsidiaries (the “Borrowers”) entered into an August 2010 Allonge to the Amended and Restated Construction and Site Development Line of Credit Mortgage Note with M & T Bank (the “Bank”) entered into on April 20, 2006 (as amended and modified from time to time, the “Original Loan Agreement”).  Under the terms of the Original Loan Agreement, the Bank extended to the Borrowers an available line of credit in an aggregate principal amount of $17,900,000.  Under the terms of the August 2010 Allonge, the Bank and the Borrowers agreed to extend the maturity date of the Original Loan Agreement from August 30, 2010 to September 30, 2010.  Interest on the Original Loan Agreement continues to be due and payable on a monthly basis.

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

The Companies own 14,166 acres of land in Northeastern Pennsylvania, along with 15 acres in various other states.  Of these land holdings, the Companies’ have designated 3,323 acres as held for development.  It is expected that all of the Companies’ planned developments will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.

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

Management is also taking various steps to attract new home and land sale customers. For example, purchasers who want to purchase newly constructed single family homes in the Companies’ Laurelwoods II community development and can make a down payment of at least 20%, have the option of financing their mortgage through Big Boulder Corporation with interest only payments for five years.  The Companies are also offering a one year membership with the Lake Mountain Club and complimentary passes to the Jack Frost National Golf Course to the purchasers of the existing Laurelwoods II single family and duplex townhomes.  The Companies are also offering to pay six months of homeowner’s association fees on behalf of any current homeowner in the Blue Heron, Midlake Condominium, Laurelwoods Community and Snow Ridge Village developments that provide a purchaser referral which results in the sale of an existing Laurelwoods II single family or duplex home.  The Companies are also offering financing opportunities for the purchase of selected tracts of land.

During the nine months ended July 31, 2010, management has pursued selective sales of land, some of which may be treated as section 1031 tax deferred exchanges under the IRC.  Management intends to continue such sales through Fiscal 2010, and the Companies also intend to continue researching income producing investment properties for potential acquisition during this time.

The Companies also generate revenue by the selective timbering of their land.  Management relies on the advice of their forester, who is engaged on a consulting basis and who receives a commission on each stumpage contract, for the timing and selection of certain parcels for timbering.  The forester gives significant attention to protecting the environment and retaining the value of these parcels for future timber harvests.  During the three months ended July 31, 2010, the forester completed an inventory of the Companies’ timber resources to aid management in considering valuations before entering into future timber agreements.

The Companies also intend to advertise certain subdivisions for sale to recognized land developers in order to facilitate the market for housing and to reduce the inherent risk associated with land development.

Recent Developments

On July 29, 2010, the Companies entered into a Loan Agreement (the “Agreement”) and a $2,600,000 Term Note (the “Note”) with Manufacturers and Traders Trust Company (the “Bank”) whereby the Bank agreed to lend the Companies an aggregate of $2,600,000 (the “Loan”).  The Loan is secured by (a) open-end mortgages (the “Mortgages”), granted by the Companies, on all of the Borrowers’ (as defined in the Agreement) right, title and interest in and to the land and improvements at Jack Frost Mountain Ski Area and Big Boulder Ski Area, both of which are located in Kidder Township, Carbon County, Pennsylvania; (b) a first priority perfected security interest in all non-real estate assets of each of the Borrowers; and (c) the unlimited and unconditional guaranty and suretyship of Kimco Realty Corporation, the Companies’ majority shareholder.  The Companies intend to use the Loan to complete construction of certain residential units and for other working capital purposes.  Interest on the Note is due and payable on a monthly basis.  The principal amount of the Loan is to be paid in full on July 29, 2011.

Critical Accounting Policies and Significant Judgments and Estimates

The Companies have identified the most critical accounting policies upon which the Companies’ financial reporting depends.  The critical policies and estimates were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies identified relate to deferred tax assets and liabilities, net investment in direct financing leases, the valuation of land development costs and long-lived assets, and revenue recognition.

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

The Companies sponsor a defined benefit pension plan as detailed in footnote 8 to the accompanying unaudited combined financial statements.  The accounting for pension benefits is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases.  Changes in these key assumptions can have a significant effect on the pension plan’s impact on the Companies’ financial statements.  The Companies engage the services of an independent actuary and investment consultant to assist them in determining these assumptions and in calculating pension income.  The pension plan is currently underfunded and, accordingly, the Companies have made contributions to the fund of $362,058 in Fiscal 2009.  The Companies expect to contribute $402,126 to the pension plan in Fiscal 2010.  Effective July 15, 2010, the Companies’ pension plan was amended such that future benefit accruals ceased as of August 31, 2010.  The Companies also have in place a 401(k) pension plan available to all full time employees, which is funded entirely by employee contributions.

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

Results of Operations for the Three and Nine Months Ended July 31, 2010 and 2009

Operations for the three and nine months ended July 31, 2010 resulted in a net loss of $635,300 and $1,679,347, or $(0.26) and $(0.68) per combined share respectively, compared to a net loss of $511,192 and $1,068,303, or $(0.21) and $(0.44) per combined share, for the three and nine month periods ended July 31, 2009, respectively.

Revenues

Combined revenue of $2,232,695 and $4,452,559 for the three and nine months ended July 31, 2010 represents a decrease of $1,174,363 and $3,225,852, respectively, compared to the three and nine months ended July 31, 2009.  Real Estate Management Operations / Rental Operations revenue decreased $87,293 and $544,782, or 9% and 18%, respectively, for the three and nine months ended July 31, 2010, compared to the three and nine months ended July 31, 2009.  Land Resource Management revenue decreased $1,087,070 and $2,681,070, or 44% and 58% for the three and nine months ended July 31, 2010 compared to the three and nine months ended July 31, 2009, respectively.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations had revenue of $2,515,444 for the nine months ended July 31, 2010, compared to $3,060,226 for the nine months ended July 31, 2009, which resulted in a decrease of $544,782, or 18%.  This decrease was primarily attributed to a decrease in Moseywood Construction Company’s new home construction sales.  Revenue for new home construction sales for the nine months ended July 31, 2010 was $93,629, compared to $487,653 for the nine months ended July 31, 2009, a decrease of $394,024, or 81%.  As of July 3, 2008, we have not accepted any new home construction contracts due to the ongoing slowdown of the overall economy.  All new homes under the existing contracts have been completed.  Additionally there were no sales commissions revenue on residential home sales at our resort communities for the nine months ended July 31, 2010 as compared to sales commission revenue of $87,434 for the nine months ended July 31, 2009.  Management decided to close the Jack Frost – Big Boulder Real Estate sales office and, on April 24, 2009, the Companies signed an Agreement with Pocono Resorts Realty. The Agreement provided for, among other things, the transfer of current home sale listings, the use of Company-owned signboards and the use of real estate sales offices currently located in the Jack Frost Mountain and Big Boulder Ski Area lodges.  Trust service fees, which are fees for water, sewer and road maintenance, for the nine months ended July 31, 2010, increased to $503,883 as compared to $473,305 for the nine months ended July 31, 2009, an increase of $30,578, or 6%.  Rental revenue for the nine months ended July 31, 2010 decreased to $1,686,925 as compared to $1,784,653 for the nine months ended July 31, 2009, a decrease of $97,728, or 5%.  This decrease was primarily attributable to $145,816 in rental revenue forgone due to the sale of the Wal-Mart retail center in Laurens South Carolina in September 2009, offset by $49,714 in rental revenue from the Applebee restaurant located in Fort Collins, Colorado, which was acquired in February 2010.

Land Resource Management

For the nine months ended July 31, 2010, Land Resource Management revenues decreased to $1,937,115 compared to $4,618,185 for the nine months ended July 31, 2009, a decrease of $2,681,070 or 58%.  Land Sale revenue for the nine months ended July 31, 2010 decreased to $259,347 as compared to $2,117,855 for the nine months ended July 31, 2009, a decrease of $1,858,508 or 88%. Land sales occur sporadically and do not follow any set schedule. There were three single family home sales in the Laurelwoods II community and one condominium sale in the Boulder Lake Village community totaling $1,193,575 for the nine months ended July 31, 2010, as compared to three duplex sales in Laurelwoods II community and one condominium sale in Boulder Lake Village community totaling $1,834,956 for the nine months ended July 31, 2009 for a decrease of $641,381 or 35%.  For the nine months ended July 31, 2010, timbering revenue was $0 as compared to $261,483 for the nine months ended July 31, 2009. The Jack Frost National Golf Course revenue for the nine months ended July 31, 2010 increased to $484,193 as compared to $403,891 for the nine months ended July 31, 2009, an increase of $80,302, or 20%, which was primarily due to $31,888 in increased green fees and $24,199 in increased food and beverage sales.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the nine months ended July 31, 2010 decreased to $1,704,830 compared to $2,510,054 for the nine months ended July 31, 2009, a decrease of $805,224, or 32%.  For the nine months ended July 31, 2010, new home construction costs decreased to $75,728 compared to $564,879 for the nine months ended July 31, 2009, a decrease of $489,151, or  87%.  Operating expenses for the new home construction division for the nine months ended July 31, 2010 decreased to $107,281 as compared to $241,720 for the nine months ended July 31, 2009, a decrease of $134,439, or 56%.  These decreases are primarily attributable to our decision not to accept any new home construction contracts, as well as the closure of the Jack Frost – Big Boulder Real Estate sales office on April 24, 2009, which eliminated all operating expenses for the nine months ended July 31, 2010 as compared to $148,285 in operating expenses for the nine months ended July 31, 2009.

Land Resource Management

Operating costs associated with Land Resource Management for the nine months ended July 31, 2010 decreased to $2,704,546 compared with $5,188,984 for the nine months ended July 31, 2009, a decrease of $2,484,438 or 48%.  This decrease is primarily attributable to a decrease in construction costs related to real estate development, which was $837,531 for the nine months ended July 31, 2010 as compared to $1,255,224 for the nine months ended July 31, 2009, a decrease of $417,693 or 33%.  This decrease is the result of construction costs on the single family homes being less than the construction costs on the duplexes. Correspondingly, the real estate development operating expenses for the nine months ended July 31, 2010 decreased to $658,721 as compared to $2,793,156 for the nine months ended July 31, 2009, a decrease of $2,134,435 or 76%.  This decrease was primarily related to an asset impairment charge of $2,254,500 ($2,111,000 related to the Boulder Lake Condominium project and $143,500 related to the Laurelwoods Longview Drive singles project) being recognized for the period ended July 31, 2009.   Jack Frost National Golf Courses operating expenses increased by $50,882 for the nine months ended July 31, 2010 as compared to the nine months ended July 31, 2009, primarily due to course repairs and maintenance.

General and Administration

General and Administration costs for the nine months ended July 31, 2010 increased to $1,846,984 compared to $1,051,858 for the nine months ended July 31, 2009, an increase of $795,126, or 76%.  This increase is the result of a reallocation of salaries, related benefits and payroll taxes to better reflect actual job related duties ($298,366), pension expense ($216,760), consultant fees ($126,832), supplies and outside services ($71,641) and interest expense ($59,948), which is no longer being capitalized.

Other Income (Expense)

Interest and other income increased to $255,278 for the nine months ended July 31, 2010 compared to $249,141 for the nine months ended July 31, 2009, an increase of $6,137, or 2%.

Interest expense for the nine months ended July 31, 2010 increased to $995,824 compared to $785,316 for the nine months ended July 31, 2009, an increase of $210,508, or 27%.  This increase was primarily the result of the refinancing of two commercial retail properties in Fiscal 2009, resulting in interest expense of $428,901 for the nine months ended July 31, 2010 as compared to $236,250 for the nine months ended July 31, 2009, an increase of $192,651. In addition, the Companies acquired an Applebee’s restaurant in Fort Collins Colorado in February 2010 which resulted in an interest expense of $20,056 for the nine months ended July 31, 2010.

Tax Rate

The effective tax rate for the nine months ended July 31, 2010 and 2009 was 34%.  The rate for Fiscal 2010 is specific to federal taxes.  There is no benefit for state income tax in Fiscal 2010 because the Companies fully reserved the future benefit.

Liquidity and Capital Resources

As reflected in the Combined Statements of Cash Flows, net cash used in operating activities was $663,935 for the nine months ended July 31, 2010 versus net cash provided by operating activities of $8,754 for the nine months ended July 31, 2009.  The increase in net cash used in operating activities for the nine months ended July 31, 2010 is primarily attributable to minimal land sales in Fiscal 2010.

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

For the nine months ended July 31, 2010, the acquisition of the Applebee’s restaurant, located in Fort Collins, Colorado was our most significant expenditure.  The acquisition was a replacement property for the tax deferred like-kind exchange of the Wal-Mart property in accordance with IRC section 1031.

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

On July 29, 2010 the Companies entered into a Loan Agreement (the “Loan”) and Term Note (“the Note”) with Manufacturers and Traders Trust Company (“The Bank”) in the amount of $2,600,000.  The principal amount of the Loan is to be paid in full on July 29, 2011.  Interest is due and payable on a monthly basis and accrues at a variable rate equal to the greater of (a) 3.50 percentage points above one-month LIBOR or (b) 5.25%.  The Loan is secured by (a) open-end mortgages (the “Mortgages”), granted by the Companies, on all of the Borrowers’ right, title and interest in and to the land and improvements at Jack Frost Mountain Ski Area and Big Boulder Ski Area, both of which are located in Kidder Township, Carbon County, Pennsylvania; (b) a first priority perfected security interest in all non-real estate assets of each of the Borrowers; and (c) the unlimited and unconditional guaranty and suretyship of Kimco Realty Corporation, the Companies’ majority shareholder.  The Companies were also required to place $500,000 in the existing interest reserve account as security for the payment of interest.  The proceeds of the Loan will be used to complete construction of certain residential units and for other working capital purposes.

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

At July 31, 2010, (i) the total aggregate principal outstanding under the line of credit may not exceed the lesser of (a) $17,900,000, or (b) 80% of the cost or appraised value of the Units, (ii) the interest rate on the line of credit was 5.5% and (iii) the balance of the interest reserve escrow account was $617,954.  On June 30, 2010 the Companies entered into an Allonge to the line of credit, which extended the maturity date of the principal and any accrued interest from June 30, 2010 to August 30, 2010.   On August 23, 2010 the Companies entered into an additional Allonge to the line of credit, which extended the maturity date of the principal and any accrued interest from August 30, 2010 to September 30, 2010.

The Companies are subject to certain sub-limits under the line of credit with the Bank.  Of the $17,900,000 aggregate amount of the line of credit, the Companies may allocate $7,900,000 to the construction of residential development projects.  During the nine months ended July 31, 2010, the Companies utilized a portion of the proceeds from the sale of one Boulder Lake Village condominium unit and three Laurelwoods Longview Drive single units to repay $587,988 on the residential development construction sub-limit, and at July 31, 2010, $4,405,389 was outstanding under such sub-limit.

Under the February Modification Agreement, the Companies’ sub-limit with respect to the funding of site-development decreased from $11,000,000 to $6,000,000 as of February 27, 2009.  During the nine months ended July 31, 2010 the Companies utilized a portion of the proceeds from the sale of one Boulder Lake Village condominium unit and three Laurelwoods Longview Drive single units to repay $499,814 on the site-development funding sub-limit and at July 31, 2010, $3,390,033 was outstanding on such sub-limit

Under the October Modification Agreement, the Companies’ sub-limit with respect to water and sewer systems expansions decreased from $6,100,000 to $4,000,000 as of October 19, 2009.   The Companies utilized the proceeds from two land sales to repay the balance of $3,461,510 under this water and sewer systems sub-limit during Fiscal 2009, and at July 31, 2010, there was no outstanding balance under such sub-limit.  The Companies utilize funds available under this sub-limit to expand the water and sewer systems at both Big Boulder and Jack Frost Mountain Ski Areas, an expansion that is necessary to accommodate new construction

The Companies also have a $3,100,000 line of credit with the Bank for general operations.  At July 31, 2010, $890,108 was outstanding on the $3,100,000 line at a 5.5% interest rate.

The table below summarizes the Companies’ significant contractual cash obligations as of July 31, 2010 for the items indicated:

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lines of Credit	$8,685,531	$8,685,531	$0	$0	$0
Long-Term Debt	19,758,917	3,095,323	1,121,905	8,604,726	6,936,963
Capital Leases	69,013	53,783	15,230	0	0
Purchase Obligations	145,039	145,039	0	0	0
Pension Contribution Obligations	88,100	88,100	0	0	0
Total Contractual Cash Obligations	$28,746,600	$12,067,776	$1,137,135	$8,604,726	$6,936,963

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At July 31, 2010, we had $11,451,823 of variable rate indebtedness, representing 40% of our total debt outstanding, at an average rate of 4.38% (calculated as of July 31, 2010).  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.

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
10.1

June 2010 Allonge to the Amended and Restated Construction and Site Development Line of Credit Mortgage Note, dated June 30, 2010, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, individually and doing business as Stoney Run Realty Company and Stoney Run Builders Company, and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company. (Filed as Exhibit 10.1 to the Companies’ Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2010 and incorporated herein by reference.)

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

Dated:   September 14, 2010

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   September 14, 2010

/s/ Cynthia A. Van Horn

Cynthia A. Van Horn

Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1

June 2010 Allonge to the Amended and Restated Construction and Site Development Line of Credit Mortgage Note, dated June 30, 2010, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, individually and doing business as Stoney Run Realty Company and Stoney Run Builders Company, and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company. (Filed as Exhibit 10.1 to the Companies’ Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2010 and incorporated herein by reference.)

31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification

* Filed herewith