Form 10-Q/A
period 2009-07-31
BLUE RIDGE REAL ESTATE CO
filed 2010-11-12
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Blue Ridge Real Estate Company and Big Boulder Corporation (together, the “Companies”) are filing this Amendment No. 1 on Form 10-Q/A to amend and restate their Quarterly Report on Form 10-Q for the quarter ended July 31, 2009, initially filed with the Securities and Exchange Commission, (the “SEC”), on September 14, 2009 (the “Original Quarterly Report”).

As previously disclosed in the Companies’ Form 8-K filed with the SEC on February 16, 2010, as amended by the Companies’ Form 8-K/A filed with the SEC on February 24, 2010, the Boards of Directors of each of the Companies determined that the carrying costs of certain of the Companies’ residential development assets were in excess of fair value and may not be recoverable and approved an impairment charge of $2,254,500 on the Companies’ assets for the fiscal quarter ended July 31, 2009.

As a result of the accounting for impairment of assets, the Companies are amending and restating in their entirety the following sections of the Original Quarterly Report to reflect the recording of a $2,254,500 impairment on the Companies’ assets for the fiscal quarter ended July 31, 2009; (i) Item 1 of Part I, “Financial Statements”; (ii) Footnote 6 to such Financial Statements, “Land and Land Development Costs”; (iii) Footnote 10 to such Financial Statements “Per Share Data”; and (iv) the comparison of the Companies’ Results of Operations for the Three and Nine months ended July 31, 2009 and 2008 provided for in Item 2 of Part I “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

For the convenience of the reader, this Form 10-Q/A, sets forth the Original Quarterly Report in its entirety, as amended by this Form 10-Q/A.  In addition, pursuant to the rules of the SEC, Item 6 of Part II of this Form 10-Q/A has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

See Note 16 to the Financial Statements included in Item 1 of Part I of the Companies’ Annual Report on Form 10-K filed with the SEC on February 22, 2010 to additional information regarding the effect of the recorded impairment for the fiscal quarter ended July 31, 2010.

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

20

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED BALANCE SHEETS

	(UNAUDITED)
ASSETS	7/31/09	10/31/08
Land and land development costs (4,971 acres per land ledger)	$ 21,847,189	$23,952,717
Land improvements, buildings & equipment, net	26,764,471	27,448,577
Land held for investment, (10,273 and 11,448 acres per land ledger)	8,145,500	8,194,827
Land held for recreation (514 acres per land ledger)	8,693,860	8,693,860
Net investment in direct financing leases	8,313,642	8,324,258
Cash and cash equivalents	198,097	225,083
Cash held in escrow	723,949	232,059
Prepaid expenses and other assets	1,204,204	1,430,068
Accounts receivable and mortgages receivable	629,302	532,167
	$76,520,214	$79,033,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$31,347,777	$31,273,294
Accounts payable	425,542	1,264,556
Accrued liabilities	472,945	628,325
Deferred income	888,595	866,660
Amounts due to related parties	20,416	48,959
Deferred income taxes	6,198,987	6,750,000
Accrued pension expense	1,179,643	1,179,643
Total liabilities	40,533,905	42,011,437

Commitments and contingencies

COMBINED SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442	819,731	819,731
Capital in excess of stated value	19,817,697	19,785,264
Earnings retained in the business	18,128,755	19,197,058
Accumulated other comprehensive loss	(694,467)	(694,467)
	38,071,716	39,107,586
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	35,986,309	37,022,179
	$76,520,214	$79,033,616

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 and 2008
(UNAUDITED)	Three Months Ended		Nine Months Ended
	7/31/09	7/31/08	7/31/09	7/31/08
Revenues:
Real estate management	$363,084	$932,889	$1,275,573	$3,835,162
Summer recreation operations	353,178	280,843	403,891	320,678
Land resource management	2,104,395	849,886	4,214,294	1,412,128
Rental income	586,401	603,214	1,784,653	1,804,712
	3,407,058	2,666,832	7,678,411	7,372,680
Costs and expenses:
Real estate management	449,628	1,086,795	1,622,876	4,148,003
Summer recreation operations	452,740	573,188	931,454	1,117,861
Land resource management	2,436,322	633,012	4,257,530	1,166,144
Rental income	305,909	350,784	887,178	1,008,200
General and administration	333,349	286,512	1,051,858	900,313
Loss on sale of assets	0	15,640	10,643	38,673
	3,977,948	2,945,931	8,761,539	8,379,194
Operating loss	(570,890)	(279,099)	(1,083,128)	(1,006,514)

Other income (expense):
Interest and other income	79,661	79,102	249,141	238,248
Interest expense (net of capitalized interest for the three and nine months ended July 31, 2009 and 2008 of $152,274, $111,713, $377,452 and $424,329, respectively.)	(283,963)	(245,243)	(785,316)	(749,170)
	(204,302)	(166,141)	(536,175)	(510,922)

Loss from continuing operations before income taxes	(775,192)	(445,240)	1,619,303)	(1,517,436)

Credit for income taxes	(264,000)	(151,500)	(551,000)	(515,900)

Net loss	($511,192)	($293,740)	($1,068,303)	($1,001,536)

Basic loss per weighted average combined share	($0.21)	($0.12)	($0.44)	($0.41)

Diluted loss per weighted average combined share	($0.21)	($0.12)	($0.44)	($0.41)

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED JULY 31, 2009

(UNAUDITED)

					Accumulated
	Capital Stock (a)		Capital in Excess of	Earnings Retained in	Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (b)	Total

Balances, October 31, 2008	2,732,442	$819,731	$19,785,264	$19,197,058	($694,467)	($2,085,407)	$37,022,179

Net loss				($1,068,303)			(1,068,303)

Compensation recognized under employee stock plan			32,433				32,433

Balances, July 31, 2009	2,732,442	$819,731	$19,817,697	$18,128,755	($694,467)	($2,085,407)	$35,986,309

(a) Capital stock, at stated value of $.30 per combined share

(b) 282,018 shares held in treasury, at cost

See accompanying notes to unaudited financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED
JULY 31, 2009 and 2008
(UNAUDITED)
	2009	2008
Cash Flows Provided By (Used In) Operating Activities:
Net income (loss)	($1,068,303)	($1,001,536)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,059,600	1,049,598
Impairment	2,254,500	0
Net book value of rental properties sold	0	483,121
Deferred income taxes	(551,013)	(515,900)
Loss on sale/disposition of assets	10,643	38,673
Compensation cost under employee stock plans	32,432	105,179
Changes in operating assets and liabilities:
Cash held in escrow	(491,890)	(231,722)
Accounts receivable and mortgages receivable	(97,135)	110,423
Prepaid expenses and other assets	225,863	543,255
Land and land development costs	(364,943)	(3,356,025)
Accounts payable and accrued liabilities	(1,022,936)	(1,032,680)
Deferred income	21,936	255,750
Net cash provided by (used in) operating activities	8,754	(3,551,864)
Cash Flows Used In Investing Activities:
Proceeds from disposition of assets	0	22,475
Additions to properties	(56,071)	(436,979)
Payments received under direct financing lease arrangements, net	10,616	12,840
Net cash used in investing activities	(45,455)	(401,664)
Cash Flows Provided By Financing Activities:
Proceeds from debt	6,993,598	11,149,991
Payment of debt	(6,919,115)	(7,151,379)
Deferred financing costs	(64,768)	0
Net cash provided by financing activities	9,715	3,998,612
Net (decrease) increase in cash and cash equivalents	(26,986)	45,084
Cash and cash equivalents, beginning	225,083	189,702
Cash and cash equivalents, ending	$198,097	$234,786

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,174,579	$1,187,543
Income taxes	$34,413	$747

Supplemental disclosures of non cash investing and financing activities:
Reclassification of assets from land and land development costs to land held for investment and land improvements, buildings and equipment	$215,971	$358,620

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

6.  Land and Land Development Costs

     Land and improvements in progress held for development consists of the following:

	7/31/2009	10/31/2008
Land unimproved designated for development	$461,686	$461,186
Residential development	10,743,016	10,027,041
Infrastructure development	10,325,987	13,464,490
	$21,847,189	$23,952,717

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

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods are presented  as follows:

	Three Months Ended		Nine Months Ended
	7/31/09	7/31/08	7/31/09	7/31/08
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424	2,450,424	2,450,424
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	0	0	0	0
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424	2,450,424	2,450,424

     Basic loss per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended		Nine Months Ended
	7/31/09	7/31/08	7/31/09	7/31/08
Net loss	($511,192)	($293,740)	($1,068,303)	($1,001,536)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.21)	($0.12)	($0.44)	($0.41)

     Diluted (loss per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended		Nine Months Ended
	7/31/09	7/31/08	7/31/09	7/31/08
Net loss	($511,192)	($293,740)	($1,068,303)	($1,001,536)
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424	2,450,424	2,450,424
Dilutive loss per weighted average combined share	($0.21)	($0.12)	($0.44)	($0.41)

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

Results of Operations for the Three and Nine Months Ended July 31, 2009 and 2008

Operations for the three and nine months ended July 31, 2009 resulted in, respectively, a net loss of ($511,192) and ($1,068,303), or ($0.21) and ($0.44) per combined share, compared to a net loss of ($293,740) and ($1,001,536), or ($0.12) and ($0.41) per combined share, for the three and nine month periods ended July 31, 2008.

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

Land Resource Management

Operating costs associated with Land Resource Management for the nine months ended July 31, 2009 were $4,257,530 compared with $1,166,144 for the nine months ended July 31, 2008, which represents an increase of $3,091,386.  This is primarily attributable to asset impairments of $2,254,500 for the nine months ended July 31, 2009 as compared to $0 for the nine months ended July 31, 2008.  The impairment expense is the result of various asset carrying values in excess of fair market value that may not be recoverable.  The fair market value is determined using numerous estimates, including discount rates, sales prices and sale dates.  Changes in these key assumptions can have a significant effect on the fair market value of these assets and the impact on the Companies’ financial statements.  We engaged the services of an independent specialist to assist us in determining these assumptions and the calculation of fair values.  Additionally, there was an increase in construction and operating costs related to real estate development, which was $1,793,880 for the nine months ended July 31, 2009 as compared to $571,758 for the nine months ended July 31, 2008, an increase of $1,222,122.  This is primarily the result of three duplex sales in the Laurelwoods II community and one condominium sale in the Boulder Lake Village community for the nine months ended July 31, 2009 as compared to one single family home in the Laurelwoods II community for the nine months ended July 31, 2008.  Operating expenses associated with land sales decreased $14,826 for the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008 and was primarily related to decreased salaries and wages ($17,037) offset by increased research and development costs ($10,573) associated with natural gas exploration.  Timbering operating expenses increased $18,507 for the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008.  This was primarily the result of cruise report services performed by the Companies’ forester, who is engaged on a consulting basis, to determine the current volume of merchantable timber in conjunction with the Companies’ forestry management plan.

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

Item 1A.  RISK FACTORS

There have been no material changes in the risk factors from those disclosed in the Companies’ Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

Item 6.   EXHIBITS

Exhibit Number	Description
10.1	Deed of Trust and Security Agreement, dated May 22, 2009, between Blue Ridge Real Estate Company and Kenneth D. Moore, Trustee.
10.2	$1,050,000 Real Estate Lien Note, dated May 22, 2009, between Blue Ridge Real Estate Company and Barbers Hill Banking Center, a branch of Anahuac National Bank.
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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:    November 12, 2010

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   November 12, 2010

/s/ Cynthia A. Van Horn

Cynthia A. Van Horn

Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Deed of Trust and Security Agreement, dated May 22, 2009, between Blue Ridge Real Estate Company and Kenneth D. Moore, Trustee.
10.2	$1,050,000 Real Estate Lien Note, dated May 22, 2009, between Blue Ridge Real Estate Company and Barbers Hill Banking Center, a branch of Anahuac National Bank.
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