Form 10-Q/A
period 2009-07-31
BLUE RIDGE REAL ESTATE CO
filed 2010-12-02
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

Blue Ridge Real Estate Company and Big Boulder Corporation (together, the “Companies”) are filing this Amendment No. 2 on Form 10-Q/A to their Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009 (the “Form 10-Q”) to include additional disclosures in connection with the restatement of their combined financial statements as of, and for the three and nine-month periods ended July 31, 2009.

As previously disclosed in the Companies’ Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2010, as amended by the Companies’ Form 8-K/A filed with the SEC on February 24, 2010, the Boards of Directors of each of the Companies determined that the carrying costs of certain of the Companies’ residential development assets were in excess of fair value and may not be recoverable.  Therefore, the Boards of Directors approved an impairment charge of $2,254,500 as of July 31, 2009 for the fiscal quarter ended July 31, 2009.  Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Form 10-Q included financial statements reflecting the restated amounts resulting from the impairment charge.  However, Amendment No. 1 did not include certain related disclosures required under applicable accounting pronouncements.  Those disclosures appear in the following sections of this Amendment No. 2 on Form 10-Q/A (i) Item 1 of Part I, “Financial Statements,” (ii) Footnote 3 to such Financial Statements, “Restatement” (which is a new footnote added in this filing: therefore subsequent footnotes have been renumbered), (iii) Footnotes 7 and 11 to such Financial Statements and (iv) Item 2 of Part I “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (which now includes a new section relating to the restatement immediately prior to the “Overview” section).

This Amendment No. 2 on Form 10-Q/A also reflects the deletion of references to our Financial Statements as “condensed.”

In addition, pursuant to the rules of the SEC, Item 6 of Part II of this Amendment No. 2 on Form 10-Q/A includes the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Balance Sheets – July 31, 2009 (Restated) and October 31, 2008

1

Combined Statements of Operations - Three and Nine Months ended

July 31, 2009 (Restated) and 2008

2

Combined Statement of Changes in Shareholders’ Equity –

Nine months ended July 31, 2009 (Restated)

3

Combined Statements of Cash Flows - Nine Months Ended

July 31, 2009 (Restated) and 2008

4

Notes to Financial Statements

5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations

12

Item 4T.  Controls and Procedures

20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

20

Item 1A.  Risk Factors

20

Item 6.  Exhibits

21

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED BALANCE SHEETS

	(UNAUDITED)
ASSETS	7/31/09 (RESTATED)	10/31/08
Land and land development costs (4,971 acres per land ledger)	$ 21,847,189	$23,952,717
Land improvements, buildings & equipment, net	26,764,471	27,448,577
Land held for investment, (10,273 and 11,448 acres per land ledger)	8,145,500	8,194,827
Land held for recreation (514 acres per land ledger)	8,693,860	8,693,860
Net investment in direct financing leases	8,313,642	8,324,258
Cash and cash equivalents	198,097	225,083
Cash held in escrow	723,949	232,059
Prepaid expenses and other assets	1,204,204	1,430,068
Accounts receivable and mortgages receivable	629,302	532,167
	$76,520,214	$79,033,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$31,347,777	$31,273,294
Accounts payable	425,542	1,264,556
Accrued liabilities	472,945	628,325
Deferred income	888,595	866,660
Amounts due to related parties	20,416	48,959
Deferred income taxes	6,198,987	6,750,000
Accrued pension expense	1,179,643	1,179,643
Total liabilities	40,533,905	42,011,437

Commitments and contingencies

COMBINED SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442	819,731	819,731
Capital in excess of stated value	19,817,697	19,785,264
Earnings retained in the business	18,128,755	19,197,058
Accumulated other comprehensive loss	(694,467)	(694,467)
	38,071,716	39,107,586
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	35,986,309	37,022,179
	$76,520,214	$79,033,616

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 and 2008
(UNAUDITED)	Three Months Ended		Nine Months Ended
	7/31/09 (RESTATED)	7/31/08	7/31/09 (RESTATED)	7/31/08
Revenues:
Real estate management	$363,084	$932,889	$1,275,573	$3,835,162
Summer recreation operations	353,178	280,843	403,891	320,678
Land resource management	2,104,395	849,886	4,214,294	1,412,128
Rental income	586,401	603,214	1,784,653	1,804,712
	3,407,058	2,666,832	7,678,411	7,372,680
Costs and expenses:
Real estate management	449,628	1,086,795	1,622,876	4,148,003
Summer recreation operations	452,740	573,188	931,454	1,117,861
Land resource management	2,436,322	633,012	4,257,530	1,166,144
Rental income	305,909	350,784	887,178	1,008,200
General and administration	333,349	286,512	1,051,858	900,313
Loss on sale of assets	0	15,640	10,643	38,673
	3,977,948	2,945,931	8,761,539	8,379,194
Operating loss	(570,890)	(279,099)	(1,083,128)	(1,006,514)

Other income (expense):
Interest and other income	79,661	79,102	249,141	238,248
Interest expense (net of capitalized interest for the three and nine months ended July 31, 2009 and 2008 of $152,274, $111,713, $377,452 and $424,329, respectively.)	(283,963)	(245,243)	(785,316)	(749,170)
	(204,302)	(166,141)	(536,175)	(510,922)

Loss from continuing operations before income taxes	(775,192)	(445,240)	(1,619,303)	(1,517,436)

Credit for income taxes	(264,000)	(151,500)	(551,000)	(515,900)

Net loss	($511,192)	($293,740)	($1,068,303)	($1,001,536)

Basic loss per weighted average combined share	($0.21)	($0.12)	($0.44)	($0.41)

Diluted loss per weighted average combined share	($0.21)	($0.12)	($0.44)	($0.41)

See accompanying notes to unaudited financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED JULY 31, 2009

(UNAUDITED)

					Accumulated
	Capital Stock (a)		Capital in Excess of	Earnings Retained in	Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (b)	Total

Balances, October 31, 2008	2,732,442	$819,731	$19,785,264	$19,197,058	($694,467)	($2,085,407)	$37,022,179

Net loss (Restated)				($1,068,303)			(1,068,303)

Compensation recognized under employee stock plan			32,433				32,433

Balances, July 31, 2009 (Restated)	2,732,442	$819,731	$19,817,697	$18,128,755	($694,467)	($2,085,407)	$35,986,309

(a) Capital stock, at stated value of $0.30 per combined share

(b) 282,018 shares held in treasury, at cost

See accompanying notes to unaudited financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED
JULY 31, 2009 and 2008
(UNAUDITED)
	2009 (RESTATED)	2008
Cash Flows Provided By (Used In) Operating Activities:
Net income (loss)	($1,068,303)	($1,001,536)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,059,600	1,049,598
Impairment	2,254,500	0
Net book value of rental properties sold	0	483,121
Deferred income taxes	(551,013)	(515,900)
Loss on sale/disposition of assets	10,643	38,673
Compensation cost under employee stock plans	32,432	105,179
Changes in operating assets and liabilities:
Cash held in escrow	(491,890)	(231,722)
Accounts receivable and mortgages receivable	(97,135)	110,423
Prepaid expenses and other assets	225,863	543,255
Land and land development costs	(364,943)	(3,356,025)
Accounts payable and accrued liabilities	(1,022,936)	(1,032,680)
Deferred income	21,936	255,750
Net cash provided by (used in) operating activities	8,754	(3,551,864)
Cash Flows Used In Investing Activities:
Proceeds from disposition of assets	0	22,475
Additions to properties	(56,071)	(436,979)
Payments received under direct financing lease arrangements, net	10,616	12,840
Net cash used in investing activities	(45,455)	(401,664)
Cash Flows Provided By Financing Activities:
Proceeds from debt	6,993,598	11,149,991
Payment of debt	(6,919,115)	(7,151,379)
Deferred financing costs	(64,768)	0
Net cash provided by financing activities	9,715	3,998,612
Net (decrease) increase in cash and cash equivalents	(26,986)	45,084
Cash and cash equivalents, beginning	225,083	189,702
Cash and cash equivalents, ending	$198,097	$234,786

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,174,579	$1,187,543
Income taxes	$34,413	$747

Supplemental disclosures of non cash investing and financing activities:
Reclassification of assets from land and land development costs to land held for investment and land improvements, buildings and equipment	$215,971	$358,620

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

     The balance sheet as of October 31, 2008, which has been derived from audited financial statements, and the combined financial statements as of and for the nine month periods ended July 31, 2009 and 2008, which are unaudited, are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2008 Annual Report on Form 10-K. In the opinion of management, the accompanying combined financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

3.  Restatement

     As previously disclosed in the Companies’ Form 8-K filed with the SEC on February 16, 2010, as amended by the Companies’ Form 8-K/A filed with the SEC on February 24, 2010, the Boards of Directors of each of the Companies determined that the carrying costs of certain of the Companies’ residential development assets as of July 31, 2009 were in excess of fair value and may not be recoverable.  Therefore, the Boards of Directors approved an impairment charge of $2,254,500.  The amount of the impairment was erroneously not reflected in the Companies’ financial statements as of and for the three and nine-month periods ended July 31, 2009.  As a result of this error, the Boards of Directors determined that the financial statements included in the Companies’ Quarterly Report on Form 10-Q for the period ended July 31, 2009 should no longer be relied upon.  Accordingly, the Companies’ have restated their unaudited combined financial statements as of and for the three and nine-month periods ended July 31, 2009 to record adjustments for correction of the error.  As a result of the restatement, certain financial statement line items were adjusted as set forth in more detail below.

     The following information shows affected line items of the unaudited combined financial statements as of and for the three and nine-month periods ended July 31, 2009:

Combined Balance Sheet

	(UNAUDITED)
	7/31/09
	As Reported	Adjustment	As Restated
Land and land development costs (4,971 acres per land ledger)	$24,101,689	($2,254,500)	$21,847,189
Total assets	78,774,714	(2,254,500)	76,520,214

Deferred income taxes	6,965,987	(767,000)	6,198,987
Total liabilities	41,300,905	(767,000)	40,533,905

Earnings retained in the business	19,616,255	(1,487,500)	18,128,755
Total shareholders’ equity	37,473,809	(1,487,500)	35,986,309
Total liabilities and shareholders’ equity	$78,774,714	($2,254,500)	$76,520,214

Combined Statement of Operations

	Three Months Ended 7/31/09			Nine Months Ended 7/31/09
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Land resource management expense	$181,822	$2,254,500	$2,436,322	$2,003,030	$2,254,500	$4,257,530
Total costs and expenses	1,723,448	2,254,500	3,977,948	6,507,039	2,254.500	8,761,539
Operating profit (loss)	1,683,610	(2,254,500)	(570,890)	1,171,372	(2,254,500)	(1,083,128)

Income (loss) from continuing operations before income taxes	1,479,308	(2,254,500)	(775,192)	635,197	(2,254,500)	(1,619,303)

Provision (credit) for income taxes	503,000	(767,000)	(264,000)	216,000	(767,000)	(551,000)

Net income (loss)	$976,308	(1,487,500)	($511,192)	$419,197	(1,487,500)	($1,068,303)

Basic earnings (loss) per weighted average combined share	$0.40	($0.61)	($0.21)	$0.17	($0.61)	($0.44)

Diluted earnings (loss) per weighted average combined share	$0.40	($0.61)	($0.21)	$0.17	($0.61)	($0.44)

Combined Statement of Cash Flows

	For the Nine Months Ended 7/31/2009
	As Reported	Adjustment	As Restated
Cash Flows Provided By (Used In) Operating Activities:
Net income (loss)	$419,197	($1,487,500)	($1,068,303)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment	0	2,254,500	2,254,500
Deferred income taxes	$215,987	($767,000)	($551,013)

See Note 11.

4. Segment Reporting

     The Companies currently operate in three business segments, which consist of Real Estate Management/Rental Operations, Summer Recreation Operations and Land Resource Management segments.

5. Income Taxes

     The benefit for income taxes for the three and nine months ended July 31, 2009 and 2008 is estimated using the estimated annual effective tax rate for the years ending October 31, 2009 and 2008.  The effective income tax rate for the first nine months of the fiscal year ending October 31, 2009 (“Fiscal 2009”) and Fiscal 2008 was estimated at 34%.

     Effective November 1, 2007, the Companies adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires the Companies to clarify their accounting for uncertainty in income taxes recognized in its financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 had no impact on the combined financial statements of the Companies.

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

6.  Stock Based Compensation

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

7.  Land and Land Development Costs

     Land and improvements in progress held for development consists of the following:

	7/31/2009 (Restated)	10/31/2008
Land unimproved designated for development	$461,686	$461,186
Residential development	11,006,516	10,027,041
Infrastructure development	10,378,987	13,464,490
	$21,847,189	$23,952,717

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

     The carrying value of the residential development assets reflects an impairment charge of $2,254,500 recorded for the fiscal quarter ended July 31, 2009.  See Note 3.

8.  Land

	7/31/2009	10/31/2008
Land held for investment
Land – Principally unimproved	$1,969,360	$2,018,687
Land – Commercial rental properties	6,176,140	6,176,140
	$8,145,500	$8,194,827

Land held for recreation
Land – Golf course	$8,656,154	$8,656,154
Land – Ski areas	37,706	37,706
	$8,693,860	$8,693,860

9.  Pension Benefits

     Components of Net Periodic Benefit Cost:

	Three Months Ended		Nine Months Ended
	7/31/09	7/31/08	7/31/09	7/31/08
Service Cost	$32,019	$45,185	$101,019	$135,185
Interest Cost	86,346	86,040	265,846	244,540
Expected return on plan assets	(64,192)	(101,960)	(201,692)	(291,960)

	Three Months Ended		Three Months Ended
	7/31/09	7/31/08	7/31/09	7/31/08
Net amortization and deferral:
Amortization of transition obligation	717	717	2,151	2,151
Amortization of prior service cost	67	67	207	207
Amortization of accumulated gain	13,828	7,744	46,828	7,744
Net amortization and deferral	14,612	8,528	49,186	10,102
Total net periodic pension cost	$68,785	$37,793	$214,359	$97,867

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

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods are presented  as follows:

	Three Months Ended		Nine Months Ended
	7/31/09	7/31/08	7/31/09	7/31/08
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424	2,450,424	2,450,424
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	0	0	0	0
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424	2,450,424	2,450,424

     Basic loss per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended		Nine Months Ended
	7/31/09	7/31/08	7/31/09	7/31/08
Net loss (Restated)	($511,192)	($293,740)	($1,068,303)	($1,001,536)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share (Restated)	($0.21)	($0.12)	($0.44)	($0.41)

     Diluted loss per weighted average combined share from continuing operations is computed as follows:

	Three Months Ended		Nine Months Ended
	7/31/09	7/31/08	7/31/09	7/31/08
Net loss (Restated)	($511,192)	($293,740)	($1,068,303)	($1,001,536)
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424	2,450,424	2,450,424
Dilutive loss per weighted average combined share (Restated)	($0.21)	($0.12)	($0.44)	($0.41)

12. Subsequent Events

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

•

The Companies’ ability to continue to generate sufficient working capital to meet the Companies’ operating requirements;

•

The Companies’ ability to obtain and maintain approvals from local, state and federal authorities on regulatory issues;

•

The Companies’ ability to provide competitive pricing to sell homes;

•

The Companies’ ability to achieve gross profit margins to meet operating expenses;

•

Fluctuations in the price of building materials;

•

The Companies’ ability to effectively manage the Companies’ business;

•

The Companies’ ability to attract and retain qualified personnel in the Companies’ business;

•

The Companies’ ability to negotiate leases for the future operations of our facilities;

•

The Companies’ relations with the Companies’ controlling shareholder, including its continuing willingness to provide financing and other resources;

•

Actions by the Companies’ competitors;

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

Restatement

The combined financial statements included in this Amendment No. 2 to Form 10-Q/A have been restated to correct an error in such financial statements as initially filed.  See Note 3 to the combined financial statements included in this Amendment No. 2 to Form 10-Q/A for further information.

The following discussion and analysis of financial condition and results of operations reflects the restated amounts.

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

Land Resource Management

Operating costs associated with Land Resource Management for the nine months ended July 31, 2009 were $4,257,530 compared with $1,166,144 for the nine months ended July 31, 2008, which represents an increase of $3,091,386.  This is primarily attributable to asset impairments of $2,254,500 for the nine months ended July 31, 2009.  The impairment expense is the result of various asset carrying values in excess of fair market value that may not be recoverable.  The fair market value is determined using numerous estimates, including discount rates, sales prices and sale dates.  Changes in these key assumptions can have a significant effect on the fair market value of these assets and the impact on the Companies’ financial statements.  We engaged the services of an independent specialist to assist us in determining these assumptions and the calculation of fair values.  Additionally, there was an increase in construction and operating costs related to real estate development, which was $1,793,880 for the nine months ended July 31, 2009 as compared to $571,758 for the nine months ended July 31, 2008, an increase of $1,222,122.  This is primarily the result of three duplex sales in the Laurelwoods II community and one condominium sale in the Boulder Lake Village community for the nine months ended July 31, 2009 as compared to one single family home in the Laurelwoods II community for the nine months ended July 31, 2008.  Operating expenses associated with land sales decreased $14,826 for the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008 and was primarily related to decreased salaries and wages ($17,037) offset by increased research and development costs ($10,573) associated with natural gas exploration.  Timbering operating expenses increased $18,507 for the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008.  This was primarily the result of cruise report services performed by the Companies’ forester, who is engaged on a consulting basis, to determine the current volume of merchantable timber in conjunction with the Companies’ forestry management plan.

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

Liquidity and Capital Resources

As reflected in the Combined Statements of Cash Flows, net cash provided by operating activities was $8,754 for the nine months ended July 31, 2009 versus net cash used in operating activities of $3,551,864 for the nine months ended July 31, 2008.  The increase in net cash provided by operating activities for the nine months ended July 31, 2009 is primarily attributable to a land sale consisting of 1,175 acres and significantly reduced land development costs.

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
10.1

Deed of Trust and Security Agreement, dated May 22, 2009, between Blue Ridge Real Estate Company and Kenneth D. Moore, Trustee. (filed on September 14, 2009 as exhibit 10.1 to the Quarterly Report on Form 10-Q and incorporated herein by reference.)

10.2

$1,050,000 Real Estate Lien Note, dated May 22, 2009, between Blue Ridge Real Estate Company and Barbers Hill Banking Center, a branch of Anahuac National Bank. (filed on September 14, 2009 as exhibit 10.2 to the Quarterly Report on Form 10-Q and incorporated herein by reference.)

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

31.1*	Principal Executive Officer’s Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Principal Financial Officer’s Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Principal Executive Officer’s Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*	Principal Financial Officer’s Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:    December 2, 2010

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   December 2, 2010

/s/ Cynthia A. Van Horn

Cynthia A. Van Horn

Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1

Deed of Trust and Security Agreement, dated May 22, 2009, between Blue Ridge Real Estate Company and Kenneth D. Moore, Trustee. (filed on September 14, 2009 as exhibit 10.1 to the Quarterly Report on Form 10-Q and incorporated herein by reference.)

10.2

$1,050,000 Real Estate Lien Note, dated May 22, 2009, between Blue Ridge Real Estate Company and Barbers Hill Banking Center, a branch of Anahuac National Bank. (filed on September 14, 2009 as exhibit 10.2 to the Quarterly Report on Form 10-Q and incorporated herein by reference.)

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

31.1*	Principal Executive Officer’s Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Principal Financial Officer’s Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Principal Executive Officer’s Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*	Principal Financial Officer’s Certification pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

* Filed herewith