Form 10-K
period 2010-10-31
BLUE RIDGE REAL ESTATE CO
filed 2011-01-31
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934
For the fiscal year ended October 31, 2010

OR

(  )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File No. 0-2844 (Blue Ridge)

Commission File No. 0-2843 (Big Boulder)

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Exact name of Registrants as Specified in their Charters)

Pennsylvania	24-0854342 (Blue Ridge) 24-0822326 (Big Boulder)
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number:

P O Box 707 Route 940 and Moseywood Road Blakeslee, Pennsylvania	18610
(Address of Principal Executive Office)	(Zip Code)

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

Large Accelerated filer ☐                                                                            Accelerated Filer                   ☐

Non-Accelerated filer   ☑ (Do not check if smaller reporting company)                Smaller reporting company   ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of Act).  Yes  ☐ No  ☑

The aggregate market value of common stock, without par value, stated value $0.30 per combined share, held by non-affiliates at April 30, 2010 (the last business day of the registrants’ most recently completed second fiscal quarter), was $7,216,782.  Such aggregate market value was computed by reference to the closing price of the common stock of the registrants on the over-the-counter bulletin board on April 30, 2010.  There is no established public trading market for the registrants’ stock.

The number of shares of common stock of the registrants’ classes of common stock outstanding as of January 28, 2011 was 2,450,424.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrants’ 2010 Annual Report to Shareholders for the fiscal year ended October 31, 2010 are incorporated by reference into Parts II and IV hereof.

Specified portions of the registrants’ definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

__________________

*Under a Security Combination Agreement between Blue Ridge Real Estate Company, Blue Ridge, and Big Boulder Corporation, Big Boulder (each referred to herein as a “Company” and together, the “Companies”) and under the bylaws of the Companies, shares of the Companies are combined into unit certificates, each certificate representing the same number of shares of each of the Companies.  Shares of each Company may be transferred only together with an equal number of shares of the other Company.  For this reason, a combined Blue Ridge/Big Boulder Form 10-K is being filed. Except as otherwise indicated, all information applies to both Companies.

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended October 31, 2010

TABLE OF CONTENTS

Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

1

PART I

Item 1  Business

2

Item 1A  Risk Factors

7

Item 2  Properties

12

Item 3  Legal Proceedings

13

Item 4  Removed and Reserved

13

PART II

Item 5  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

14

Item 6  Selected Financial Data

14

Item 7  Management’s Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 7A  Quantitative and Qualitative Disclosures about Market Risk

14

Item 8  Financial Statements and Supplementary Data

14

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

14

Item 9A  Controls and Procedures

14

Item 9B  Other Information

15

PART III

Item 10  Directors, Executive Officers and Corporate Governance

15

Item 11  Executive Compensation

15

Item 12  Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

16

Item 13  Certain Relationships and Related Transactions, and Director Independence

16

Item 14  Principal Accounting Fees and Services

16

PART IV

Item 15  Exhibits, Financial Statement Schedules

16

For convenience, references in this Annual Report on Form 10-K to “we,” “us,” “our,” and the “Companies” mean or relate to Blue Ridge Real Estate Company, Big Boulder Corporation and their subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements,” including but not limited to statements regarding the conducting of future construction in phases and the use of profits of such construction; the effect of accounting policies on significant judgments; the materiality of current legal proceedings with which we are involved, the adequacy of our current insurance policies; retention of future earnings; our compliance with debt covenants; our timing in commencing new residential development projects; current and future real estate market in the Pocono Mountains; the timing and outcome of our planned land development; contributions to our pension plan; our issuance of options and recognition of compensation expense; our land development and infrastructure plans in and around Jack Frost Mountain and Big Boulder Lake and Ski Resort; payment of dividends to our shareholders; and our anticipated cash needs.

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

•

Our ability to obtain and maintain approvals from local, state and federal authorities for on regulatory issues;

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

•

Actions by our competitors; and

•

Effects of changes in accounting policies, standards, guidelines or principles.

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

PART I

ITEM 1.  BUSINESS

Blue Ridge Real Estate Company

Blue Ridge Real Estate Company, or Blue Ridge, was incorporated in Pennsylvania in 1911 and is believed to be one of the largest owners of investment property in Northeastern Pennsylvania.  It owns 13,276 acres of land that are predominately located in the Pocono Mountains, along with 15 acres of land in various other states.  Of this acreage, 9,962 acres are held for investment, 3,128 acres are held for development and 201 acres are held for recreation.  Income is derived from these lands through leases, selective timbering by third parties, sales and other dispositions. Included in the properties owned by Blue Ridge are 7 acres of land held for investment and 86 acres of land held for development in Northeast Land Company; a commercial property comprised of 2.9 acres of vacant land; a shopping center with 9.4 acres of land; four residential investment properties; the Jack Frost National Golf Course; and the Jack Frost Mountain Ski Area, which is currently leased to JFBB Ski Areas, Inc., an affiliate of Peak Resorts.  Blue Ridge also owns four retail stores, two of which are leased to affiliates of Walgreen Company on 3.4 acres, one of which is leased to Jack in the Box on 1.2 acres and one of which is leased to AmRest, LLC for the operation of an Applebee’s restaurant on 0.8 acres of land.  All of these investment properties are more fully described under Item 2 below.

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

Northeast Land Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1967. The primary asset of this subsidiary is 93 acres of land in Northeast Pennsylvania of which 7 acres are held for investment and 86 acres are held for development.  Revenue for Northeast Land Company is derived from property leases.  Effective October 1, 2006, Mountain Resort Villas, an unrelated party and an affiliate of Appletree Management Group, Inc. purchased certain property management and rental management contracts from Northeast Land Company.  Mountain Resort Villas currently leases certain buildings from the Companies for use in the operation and maintenance of Northeast Land Company’s former rental program. In April 2009, management closed the real estate sales office known as Jack Frost Big Boulder Real Estate located in our Blue Heron Community in Lake Harmony, Pennsylvania.  Effective April 24, 2009, the Companies signed an agreement with Pocono Resorts Realty, a well-known local real estate agency, pursuant to which Pocono Resorts Realty markets the Companies’ current home sale listings and the newly constructed homes at Big Boulder.  Northeast Land Company has no employees.

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

Coursey Commons Shopping Center, LLC, a wholly-owned subsidiary of Blue Ridge organized in Louisiana in May 2004, owns and leases the Coursey Commons Shopping Center, which is located on 9.4 acres of land in Baton Rouge, Louisiana.  Coursey Commons Shopping Center, LLC has no employees and is managed by Kimco Realty Corporation.

Boulder Creek Resort Company was incorporated in Pennsylvania in December 2004.  It was created with the ultimate goal of consolidating our branding and marketing our properties in the Pocono Mountains as a single resort destination.

Jack Frost National Golf Course, Inc., a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in February 2005.  It operates the Jack Frost National Golf Course, which opened in the spring of 2007 and is managed by Billy Casper Golf, LLC, an unaffiliated third party.

Blue Ridge Acquisition Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in March 2006.  It was created to facilitate the acquisition of investment properties.

Flower Fields Motel, LLC, a wholly-owned subsidiary of Blue Ridge organized in Pennsylvania in September 2006, owns certain commercial property, which consists of 2.9 acres of vacant land.  It has no employees and is managed by Blue Ridge Real Estate Company.

Blue Ridge WNJ, LLC, a wholly-owned subsidiary of Blue Ridge, was organized in New Jersey in May 2009 to own and lease a Walgreens Store in Toms River, New Jersey, which consists of 1.9 acres of land.  It has no employees and is managed by Blue Ridge Real Estate Company.

Blue Ridge WMN, LLC, a wholly-owned subsidiary of Blue Ridge, was organized in Minnesota in May 2009 to own and lease a Walgreens Store in White Bear Lake, Minnesota, which consists of 1.5 acres of land.  It has no employees and is managed by Blue Ridge Real Estate Company.

As of October 31, 2010, Blue Ridge employed 11 full-time employees, Moseywood Construction Company employed one full-time employee and Jack Frost National Golf Course, Inc. employed one full time employee in the food and beverage department of Jack Frost National Golf Course.

Big Boulder Corporation

Big Boulder Corporation, or Big Boulder, was incorporated in Pennsylvania in 1949. Big Boulder’s primary asset is 865 acres of land, which includes a 175 acre lake, the Big Boulder Ski Area and the Boulder View Tavern (formerly known as the Mountain’s Edge Restaurant). Of the 865 acres, 450 acres are held for investment, 305 acres are held for development and 110 acres which constitute the Big Boulder Ski Area are held for recreation. The principal source of revenue for Big Boulder is the sale of residential homes and real estate in close proximity to the Big Boulder Ski Area.  The Big Boulder Ski Area is currently leased to JFBB Ski Areas, Inc.  Revenue generated by this lease is included in the Real Estate Management/Rental Operations business segment.

Lake Mountain Company, a wholly-owned subsidiary of Big Boulder, was incorporated in Pennsylvania in 1983 and commenced operations on June 1, 1983.  Lake Mountain Company currently leases the Lake Mountain Club which includes the recreational facility at Big Boulder Lake.  Effective March 30, 2007, we entered into a long-term lease for the operation of this facility with Appletree Management Group.  Revenue generated by this operation is now included in the Real Estate Management/Rental Operations business segment.

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

We own 14,141 acres of land in Northeast Pennsylvania along with 15 acres in various other states.  Of these land holdings, we have designated 10,412 as held for investment, 3,433 acres as held for development and 311 for recreation.  It is expected that all of our planned developments will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.

The real estate industry is cyclical and is subject to numerous economic factors including general business conditions, changes in interest rates, inflation and oversupply of properties.  Any sustained period of weakness or weakening business or economic condition in the markets in which we currently operate or intend to do business or in related markets, such as those we have experienced, will impact the demand for the type of properties we intend to develop.

We maximize the value of our land holdings through recreational land leases for hunting and fishing.  We are entertaining negotiations on the sale of bulk land tracts.

Business Segments

We currently operate in two business segments, which consist of Real Estate Management/Rental Operations and Land Resource Management.  Our business segments were determined from our internal organization and management reporting, which are based primarily on differences in services.  Financial information about our segments can be found in Note 15 to our audited financial statements.  We previously operated in three business segments, the third being Summer Recreation Operations.  Effective April 30, 2010, results of operations for the golf course were reclassified to the Land Resource Management segment from the Summer Recreation Operations segment.  The Summer Recreation Operations segment no longer exists as a result of the reclassification.  Certain amounts in the Fiscal 2009 combined financial statements have been reclassified to conform to the Fiscal 2010 presentation.

Real Estate Management/Rental Operations

Real Estate Management/Rental Operations consists of: investment properties leased to others located in Northeastern Pennsylvania, Colorado, South Carolina, New Jersey, Minnesota, Louisiana and Texas; recreational club activities; services to the trusts that operate resort residential communities; sales of investment properties; and rental of land and land improvements, which includes the leasing of our Jack Frost Mountain and Big Boulder Ski Areas.

Land Resource Management

Land Resource Management consists of: land sales; land purchases; timbering operations; the Jack Frost National Golf Course, which is managed by Billy Casper Golf, LLC, an unaffiliated third party; and a real estate development division.  Timbering operations consist of selective timbering on our land holdings.  Contracts are entered into for parcels that have had the timber selectively marked.  We rely on the advice of our forester, who is engaged on a consulting basis and who receives a commission on each stumpage contract, for the timing and selection of certain parcels of land for timbering.  Our forester gives significant attention to protecting the environment and retaining the value of these parcels for future timber harvests.  The real estate development division is responsible for the residential land development activities which include overseeing the construction of single and multi-family homes and development of infrastructure.

Funds expended to date for real estate development have been primarily for infrastructure improvements and home construction in the Laurelwoods II and Boulder Lake Village communities.  Construction of four duplex homes in Laurelwoods II has been completed, and several condominium units within Building J at Boulder Lake Village on Big Boulder Lake, an 18-unit condominium, have been completed as well.  Other expenditures for our development projects in the planning phases include fees for architects, engineers, consultants, studies and permits.

Competition

Our Real Estate Management/Rental Operations segment faces competition from similar retail centers that are near our retail properties with respect to the renewal of leases and re-letting of space as leases expire.  Any new competitive properties that are developed close to our existing properties may impact our ability to lease space to creditworthy tenants.  Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make or may also have a downward impact on rental prices, which could adversely affect our results of operations.

Planned Real Estate Development

We have constructed 22 of 23 planned single family homes and eight of 44 duplex units in Phase I and Phase II of the Laurelwoods II community. In addition, we have constructed 18 of 144 planned condominium units at the Boulder Lake Village on Big Boulder Lake condominium community.  Of these projects, all of the single family homes, four of the duplex units and three of the condominium units have been sold.

Due to the sustained weakness of the housing market nationwide, we continue to monitor the progress of residential home sales within the Northeast region.  We do not intend to start any new residential development projects until the market stabilizes.

For the fiscal year ended October 31, 2011, or Fiscal 2011, we intend to continue selective sales of land, some of which may be treated as 1031 tax deferred exchanges under the Internal Revenue Code of 1986, as amended.

We are also taking various steps to attract new home and land sale customers.  For example, purchasers who want to purchase newly constructed duplex homes in our Laurelwoods II community development and can make a down payment of at least 20%, have the option of financing their mortgage through Big Boulder Corporation with interest only payments for five years.  We are also offering to the purchasers of the Laurelwoods II duplex townhomes and Boulder Lake Village condominiums prepaid dues for a one year membership with the Lake Mountain Club and complimentary passes to the Jack Frost National Golf Course.  We are also offering to pay six months of homeowner’s association fees on behalf of any current homeowner in the Blue Heron, Midlake Condominium, Laurelwoods Community and Snow Ridge Village developments that provide a purchaser referral which results in the sale of an existing Laurelwoods II duplex home.  We are also offering financing opportunities for the purchase of selected tracts of land.

We also continue to generate revenue through the selective timbering of our land.  We rely on the advice of our forester, who is engaged on a consulting basis and who receives a commission on each stumpage contract, for the timing and selection of certain parcels of land for timbering.  Our forester gives significant attention to protecting the environment and retaining the value of these parcels for future timber harvests.  Our forester has completed an inventory of our timber resources to aid us in considering valuations before entering into future timber agreements.

Executive Officers of the Registrant

Name and Title	Age	Office Held Since
Patrick M. Flynn Chief Executive Officer and President	34	2001
Eldon D. Dietterick Chief Financial Officer and Executive Vice President/Treasurer	65	2001
Richard T. Frey Vice President	60	2001

Patrick M. Flynn has served as President and Chief Executive Officer of Blue Ridge and Big Boulder since October 2001.  He has served as a Managing Director of Real Estate at Kimco Realty Corporation since May 2001.  Prior to joining us, from June 1995 to May 2001, Mr. Flynn was a consultant at MIT Consulting.

Eldon D. Dietterick has served as Executive Vice-President and Treasurer of Blue Ridge and Big Boulder since October 2001.   He has served as our Chief Financial Officer since 2001.  He has been employed by Blue Ridge and Big Boulder on a full-time basis since January 1985 in various other capacities.  Prior to his appointment as Executive Vice-President and Treasurer, Mr. Dietterick served as Secretary and Treasurer of Blue Ridge and Big Boulder from October 1998 until October 2001.

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

During 2010, we recorded total asset impairment costs of $2,376,000 which primarily related to the write-down of capitalized costs of certain projects and the impairment of three parcels of land, all of which were acquired in Fiscal 2006, due to current market conditions.  If market conditions were to continue to deteriorate, and the market values of our home sites, remaining homes held in inventory and other land developments were to fall below the book value of these assets, we could be required to take additional write-downs of the book value of those assets.

If we are not able to obtain suitable financing, our business and results of operations may decline.

Our business and earnings depend substantially on our ability to obtain financing for the development of our residential communities, whether from bank borrowings, public offerings or private placements of debt or equity.  Our revolving credit facilities mature in September 2012 and approximately $19,725,000 of our long term debt becomes due and payable at various times from July 2011 through August 2031.

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

We have two revolving credit facilities available to provide a source of funds for operations, capital expenditures and other general corporate purposes.  The credit facilities contain financial covenants that we must meet on an annual basis.  These restrictive covenants require, among other things, that the Companies comply with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies did not meet the required debt service coverage ratio at October 31, 2010 and 2009 and have obtained waivers from the Bank for this covenant.  Future compliance with this covenant will be challenging if we continue to experience significant operating losses, asset impairments, abandonments, pension plan losses and other reductions in our net worth.

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

We face competition from similar retail centers that are near our retail properties with respect to the renewal of leases and re-letting of space as leases expire. Any new competitive properties that are developed close to our existing properties also may impact our ability to lease space to creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make or may also have a downward impact on rental prices. Any unbudgeted capital improvements could adversely affect our results of operations. Also, to the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and could adversely affect our results of operations.

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

As of January 31, 2011, options to acquire 43,000 shares of our common stock were outstanding; substantially all of which are exercisable at per share prices ranging from $37.80 to $39.00, with a weighted average exercise price of $38.40.

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

As of January 28, 2011, Kimco Realty Services, Inc., a wholly-owned subsidiary of Kimco Realty Corporation, owned at least 1,425,154 shares, or approximately 58% of our outstanding voting stock. Kimco Realty Services is able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate actions, such as mergers and other business combination transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control over us unless it is supported by Kimco Realty Services.  Accordingly, your ability to influence us through voting your shares is very limited.

Mr. Michael J. Flynn, the Chairman of our board of directors, was also President, Chief Operating Officer and Vice Chairman of the board of directors of Kimco Realty Corporation until his retirement on December 31, 2008.  In addition, Mr. Patrick M. Flynn, who serves as one of our directors and is our President and Chief Executive Officer, is a Managing Director of Real Estate at Kimco Realty Corporation.  Finally, Mr. Milton Cooper, who serves as one of our directors, also serves as Chief Executive Officer and Chairman of the board of directors of Kimco Realty Corporation.

Our common stock is thinly traded. Our stock price may fluctuate more than the stock market as a whole.

As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies.  Of the 2,450,424 shares of our common stock outstanding as of January 28, 2011, approximately 42% of such shares are beneficially owned by persons other than Kimco Realty Services, our controlling shareholder.  Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Our shareholders may perceive a conflict of interest because we do not currently maintain a fully independent audit committee.

Our audit committee is made up of three individuals: Bruce F. Beaty, Patrick M. Flynn and Michael J. Flynn.  Mr. Beaty is the only independent member of the audit committee.  Mr. Patrick Flynn is our President and serves as a member of our board of directors and is also employed by Kimco Realty Corporation, the parent company of Kimco Realty Services, Inc.  Although we are exempt from regulations mandating an independent audit committee, our shareholders may perceive a conflict of interest because of the nature of the relationships of certain members of the audit committee.

ITEM 2.  PROPERTIES

Blue Ridge Real Estate Company

The properties of Blue Ridge and its subsidiaries consists of 13,276 acres owned by Blue Ridge, Northeast Land Company, Coursey Commons Shopping Center, LLC, Flower Fields Motel, LLC, Blue Ridge WNJ, LLC and Blue Ridge WMN, LLC.  These properties include the Jack Frost Mountain Ski Area, which is leased to JFBB Ski Areas, Inc., an affiliate of Peak Resorts, Jack Frost National Golf Course, a commercial property comprised of 2.9 acres of vacant land, one shopping center, four residential investment properties, a sewage treatment facility, a corporate headquarters building and other miscellaneous facilities.  Blue Ridge also owns four retail stores, two of which are leased to affiliates of Walgreen Company, one of which is leased to Jack in the Box and one of which is leased to AmRest, LLC for the operation of an Applebee’s restaurant.

The Jack Frost Mountain Ski Area’s properties were leased under a direct financing lease to JFBB Ski Areas, Inc., an affiliate of Peak Resorts, for a 28 year period beginning December 1, 2005.  These facilities are situated on 201 acres owned by Blue Ridge.

Blue Ridge owns and leases to Jack Frost National Golf Course, Inc. an 18 hole golf facility known as Jack Frost National Golf Club, which is located on 203 acres near White Haven, Carbon County, Pennsylvania.  It commenced operations on April 20, 2007 and is managed by Billy Casper Golf, LLC, an unaffiliated third party operator.

Coursey Commons Shopping Center, located in East Baton Rouge Parrish, Louisiana, is owned by Coursey Commons Shopping Center, LLC, a wholly-owned subsidiary of Blue Ridge.  The center consists of 9.4 acres, which includes approximately 67,750 square feet of retail space.  As of October 31, 2010, there were 15 tenants leasing 59,810 square feet, which represents 88% of the total square footage.

Blue Ridge WNJ, LLC owns and leases to Walgreen Eastern Co., Inc., a retail store in Toms River, New Jersey.  The property consists of a free standing Walgreens store, including 2 acres of land, with approximately 14,820 square feet of leasable space.

Blue Ridge WMN, LLC owns and leases to Walgreen Co., Inc., a retail store located in White Bear Lake, Minnesota. The property consists of a free standing Walgreens store, including 2 acres of land, with approximately 14,820 square feet of leasable space.

Blue Ridge owns and leases to Jack in the Box Eastern Division, L.P., a retail store located in Anahuac, Texas. The property consists of a free standing Jack in the Box restaurant, including 1 acre of land, with approximately 4,981 square feet of leasable space.

Blue Ridge owns and leases to AmRest, LLC., a retail facility located in Fort Collins, Colorado. The property consists of a free standing Applebee’s restaurant, including 1 acre of land, with approximately 4,593 square feet of leasable space.

Blue Ridge owns 13,182 acres of land in the Pocono Mountain region of Northeast Pennsylvania.  The majority of this property is leased to various hunting clubs.  Blue Ridge owns four residential investment properties of which two are located in our resort communities.

Blue Ridge owns a sewage treatment facility that serves the resort housing at the Jack Frost Mountain Ski Area. The facility has the capacity of treating up to 400,000 gallons of wastewater per day.

Blue Ridge also owns The Stretch, an exclusive members-only fishing club located along a two mile stretch of the Tunkhannock Creek in Blakeslee, Pennsylvania.

Blue Ridge’s corporate office building is located at the intersection of Route 940 and Mosey Wood Road in Blakeslee, Pennsylvania.

Northeast Land Company owns 93 acres of land located in the Pocono Mountains.

Flower Fields Motel, LLC owns approximately 3 acres of vacant commercial property located along Route 611 in Tannersville, Pennsylvania.  The property was the former location of a motel and two cottage buildings which were demolished during the summer of 2008.

Big Boulder Corporation

The properties owned by Big Boulder consist of 865 acres located in the Pocono Mountains.  The properties include the Big Boulder Ski Area, a sewage treatment facility, Boulder View Tavern (formerly known as the Mountain’s Edge Restaurant) and the Big Boulder Lake Club.

Big Boulder Ski Area commenced operations in 1947, and as of December 1, 2005, the Big Boulder Ski Area was leased under a direct financing lease to JFBB Ski Areas Inc., an affiliate of Peak Resorts, for a 28 year period.  These facilities are situated on approximately 110 acres owned by Big Boulder.

A sewage treatment facility was constructed by Big Boulder to serve the resort housing within the Big Boulder Ski Area tract.  The facility has the capacity of treating 225,000 gallons of wastewater per day.  Big Boulder also constructed Boulder View Tavern (formerly known as the Mountain’s Edge Restaurant), which consists of 8,800 square feet and is located on the eastern shore of Big Boulder Lake, Kidder Township, Carbon County, Pennsylvania.  The restaurant initially commenced operations in May 1986.  Effective December 1, 2008, Management entered into a lease agreement with Boulder View Tavern, Inc. an affiliate of Peak Resorts, to lease the facility for a 5 year period with two 5-year renewal options.  The restaurant has dining capacity for 100 patrons.

Big Boulder also owns the Big Boulder Lake Mountain Club, which includes a 175 acre lake, swimming pool, tennis courts, boat docks and accompanying buildings. Effective March 30, 2007, Big Boulder entered into a lease agreement with Appletree Management Group, Inc. to operate the Lake Mountain Club for a period of 10 years.

ITEM 3.   LEGAL PROCEEDINGS

We are presently a party to certain lawsuits arising in the ordinary course of our business.  We believe that none of our current legal proceedings will be material to our business, financial condition or results of operations.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market price of and dividends on our common stock is incorporated by reference to the section entitled “Stock and Dividend Information” in our 2010 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

Information regarding a comparison of the five year cumulative total shareholder return on our shares of common stock to the cumulative total return on relevant stock indexes is incorporated by reference to the section entitled “Stock Performance Graph” in our 2010 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 6. SELECTED FINANCIAL DATA

This information is incorporated by reference to the section entitled “Combined Summary of Selected Financial Data” in our 2010 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K). This information should be read together with our Combined Financial Statements and related footnotes (included in Exhibit 13.1 to this Annual Report on Form 10-K) and the discussion of risk factors above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

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

b)

Management’s Annual Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting for the Companies.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We assessed the effectiveness of our internal control over financial reporting as of October 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, we concluded that our internal control over financial reporting was effective as of October 31, 2010.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud.  The Companies’ disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our chief executive officer and chief financial officer are made at the “reasonable assurance” level.

The Companies’ independent auditors have not issued an attestation report on management’s assessment of the Companies’ internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will be set forth under the caption “Principal Accounting Fees and Services” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, or an amendment to this Annual Report on Form 10-K/A, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) The following financial statements of ours, supplementary data and related documents are incorporated by reference to our 2010 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K):

•

Report of Independent Registered Public Accounting Firm on Combined Financial Statements, dated January 28, 2011.

•

Combined Statements of Operations for each of the years ended October 31, 2010, 2009 and 2008.

•

Combined Balance Sheets as of October 31, 2010 and 2009.

•

Combined Statements of Changes in Shareholders’ Equity for each of the years ended October 31, 2010, 2009 and 2008.

•

Combined Statements of Cash Flows for each of the years ended October 31, 2010, 2009 and 2008.

•

Notes to Combined Financial Statements.

•

Quarterly Financial Information (unaudited).

(a)(2) Financial Statement Schedules

The following is a list of financial statement schedules filed as part of this Annual Report on Form 10-K.  The report of Independent Registered Public Accounting Firm for the financial statement schedule appears on Page 24 of this Annual Report on Form 10-K.  All other schedules omitted herein are so omitted because either (1) they are not applicable, (2) the required information is shown in the financial statements or (3) conditions are present which permit their omission, as set forth in the instructions pertaining to the content of financial statements:

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

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Blue Ridge Real Estate Company (filed February 11, 2005 as Exhibit 3.1 to Form 10-K and incorporated herein by reference)
3.2	Restated Articles of Incorporation of Big Boulder Corporation (filed February 11, 2005 as Exhibit 3.2 to Form 10-K and incorporated herein by reference)
3.3	Bylaws of Blue Ridge Real Estate Company, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.3 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
3.4	Bylaws of Big Boulder Corporation, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.4 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
4.1	Revised Specimen Unit Certificate Evidencing Shares of Registrants’ Common Stock (filed August 28, 1990 as an Exhibit to Form 10-K and incorporated herein by reference)
4.2	Security Combination Agreement between Blue Ridge Real Estate Company and Big Boulder Corporation (filed September 23, 1967 as Exhibit b-3 to Form 10 and incorporated herein by reference)
10.1	Mortgage, JP Morgan Chase Bank, Coursey Commons Shopping Center, Baton Rouge, Louisiana (filed February 11, 2005 as Exhibit 10.17 to Form 10-K and incorporated herein by reference)
10.2	Lease Agreement with Wal-Mart Real Estate Business Trust, dated May 30, 2003 (filed January 5, 2005as Exhibit 10.12 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
10.3**	Form of Stock Option Agreement dated as of February 10, 2006 (filed June 19, 2006 as Exhibit 10.1 to Form 10-Q and incorporated herein by reference)
10.4	Schedule of Optionees and Material Terms of Stock Option Agreements dated as of February 10, 2006 (filed June 19, 2006 as Exhibit 10.2 to Form 10-Q and incorporated herein by reference)
10.5**	Form of Stock Option Agreement dated March 20, 2007 (filed June 14, 2007 as Exhibit 10.1 to Form 10-Q and incorporated herein by reference)
10.6	Schedule of Optionees and Material Terms of Stock Option Agreements dated March 20, 2007 (filed June 14, 2007 as Exhibit 10.2 to Form 10-Q and incorporated herein by reference)

Exhibit Number	Description
10.7

Lease Agreement, dated as of December 1, 2005, between Big Boulder Corporation and JFBB Ski Areas, Inc. for the lease of the Big Boulder Ski Area (filed December 7, 2005 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.8

Agreement, dated January 27, 2006, by and between Big Boulder Corporation and Popple Construction, Inc. for infrastructure improvements to the Boulder Lake Village residential development. (filed February 2, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.9

Credit Agreement, dated March 1, 2006, between Blue Ridge Real Estate Company, Big Boulder Corporation, Northeast Land Co., Lake Mountain Company and Jack Frost Mountain Company and Manufacturers and Traders Trust Company. (filed March 7, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.10

$3,000,000 Line of Credit Grid Note, dated March 1, 2006, between Blue Ridge Real Estate Company, Big Boulder Corporation, Northeast Land Co., Lake Mountain Company and Jack Frost Mountain Company and Manufacturers and Traders Trust Company. (filed March 7, 2006 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.11

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

10.12

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

10.13

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

10.14

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

Exhibit Number	Description
10.15

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

10.16

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

10.17

Agreement of Sale, Phase 1, dated March 11, 2009 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 1,175 acres located in Monroe and Lackawanna Counties, Pennsylvania. (filed on March 13, 2009 as exhibit 10.1 to Form 10-Q and incorporated herein by reference.)

10.18

Agreement of Sale, Phase 2, dated March 11, 2009 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 2,797 acres located in Lackawanna, Luzerne and Monroe Counties, Pennsylvania. (filed on March 13, 2009 as exhibit 10.2 to Form 10-Q and incorporated herein by reference.)

10.19

Deed of Trust and Security Agreement, dated May 22, 2009, between Blue Ridge Real Estate Company and Kenneth D. Moore, Trustee. (filed on September 14, 2009 as exhibit 10.1 to Form 10-Q and incorporated herein by reference.)

10.20

$1,050,000 Real Estate Lien Note, dated May 22, 2009, between Blue Ridge Real Estate Company and Barbers Hill Banking Center, a branch of Anahuac National Bank. (filed on September 14, 2009 as exhibit 10.2 to Form 10-Q and incorporated herein by reference.)

10.21

First Amendment to Agreement of Sale, Phase 2, dated July 17, 2009 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 2,797 acres located in Lackawanna, Luzerne and Monroe Counties, Pennsylvania. (filed on July 20, 2009 as exhibit 10.2 to Form 8-K and incorporated herein by reference.)

10.22

Mortgage and Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

10.23

$4,340,000 6.90% Senior Secured Note, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.2 to Form 8-K and incorporated by reference herein.)

10.24

Note Purchase Agreement, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.3 to Form 8-K and incorporated by reference herein.)

Exhibit Number	Description
10.25

Mortgage and Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

10.26

$4,038,000 6.90% Senior Secured Note, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.2 to Form 8-K and incorporated by reference herein.)

10.27

Note Purchase Agreement, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.3 to Form 8-K and incorporated by reference herein.)

10.28

Fifth Loan Modification Agreement, dated October 19, 2009, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company (filed on October 22, 2009 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

10.29

Deed of Trust and Security Agreement, dated February 25, 2010, between Blue Ridge Real Estate Company and Public Trustee of Larimer County, Colorado, Trustee (filed on March 17, 2010 as exhibit 10.1 to Form 10-Q and incorporated by reference herein.)

10.30

$670,000 Purchase Money Promissory Note, dated February 25, 2010, between Blue Ridge Real Estate Company and The Stephen A. Grove Descendants Trust (filed on March 17, 2010 as exhibit 10.2 to Form 10-Q and incorporated by reference herein.)

10.31

April 2010 Allonge to the Amended and Restated Construction and Site Development Line of Credit Mortgage Note, dated April 6, 2010, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, individually and doing business as Stoney Run Realty Company and Stoney Run Builders Company, and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company (filed on April 9, 2010 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

10.32

June 2010 Allonge to the Amended and Restated Construction and Site Development Line of Credit Mortgage Note, dated June 30, 2010, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, individually and doing business as Stoney Run Realty Company and Stoney Run Builders Company, and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company (filed on June 6, 2010 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

Exhibit Number	Description
10.33

Loan Agreement, dated July 29, 2010, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Company, Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company (filed on August 3, 2010 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

10.34

$2,600,000 Term Note, dated July 29, 2010, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Company, Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company (filed on August 3, 2010 as exhibit 10.2 to Form 8-K and incorporated by reference herein.)

10.35

$2,600,000 Open-end Mortgage, dated July 29, 2010, between Blue Ridge Real Estate Company and Manufacturers and Traders Trust Company (filed on August 3, 2010 as exhibit 10.3 to Form 8-K and incorporated by reference herein.)

10.36

$2,600,000 Open-end Mortgage, dated July 29, 2010, between Big Boulder Corporation and Manufacturers and Traders Trust Company (filed on August 3, 2010 as exhibit 10.4 to Form 8-K and incorporated by reference herein.)

10.37

August 2010 Allonge to the Amended and Restated Construction and Site Development Line of Credit Mortgage Note, dated August 23, 2010, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, individually and doing business as Stoney Run Realty Company and Stoney Run Builders Company, and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company (filed on August 26, 2010 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

10.38

September 2010 Allonge to the Amended and Restated Construction and Site Development Line of Credit Mortgage Note, dated September 29, 2010, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, individually and doing business as Stoney Run Realty Company and Stoney Run Builders Company, and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company (filed on October 1, 2010 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

10.39

Sixth Loan Modification Agreement, to the Amended and Restated Construction and Site Development Line of Credit Mortgage Note, dated October 22, 2010, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, individually and doing business as Stoney Run Realty Company and Stoney Run Builders Company, and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company (filed on October 27, 2010 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

Exhibit Number	Description
10.40

October 2010 Allonge to the Amended and Restated Construction and Site Development Line of Credit Mortgage Note, dated October 22, 2010, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, individually and doing business as Stoney Run Realty Company and Stoney Run Builders Company, and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company (filed on October 27, 2010 as exhibit 10.2 to Form 8-K and incorporated by reference herein.)

13.1*	Portions of the Companies’ Fiscal 2010 Annual Report to Shareholders incorporated herein by reference
14.1	Code of Ethics (filed February 11, 2005 as Exhibit 14.1 to Form 10-K and incorporated herein by reference)
16.1	Letter dated May 22, 2009 from Parente Randolph, LLC (filed May 28, 2009 as Exhibit 16 to Form 8-K and incorporated herein by reference)
21.1*	List of all subsidiaries of the Registrants
23.1*	Consent of Kronick, Kalada, Berdy & Co. P.C.
23.2*	Consent of ParenteBeard, LLC
31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification

*Filed herewith.

**Management or compensatory contract required to be filed pursuant to Item 15(b) of the requirements for Form 10-K reports.

Copies of Exhibits are available to Shareholders by contacting the Corporate Secretary, Blue Ridge Real Estate Company, Blakeslee, PA 18610. A charge of $0.25 per page to cover the Registrants’ expenses will be made.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

By: /s/ Patrick M. Flynn

   Patrick M. Flynn

   President and Chief Executive Officer

   Dated:  January 28, 2011

By: /s/ Eldon D. Dietterick

   Eldon D. Dietterick

   Executive Vice-President and

   Chief Financial Officer

   Dated:  January 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Flynn		January 28, 2011
Michael J. Flynn	Chairman of the Board
/s/ Patrick M. Flynn		January 28, 2011
Patrick M. Flynn	President, Chief Executive
Officer and Director
(principal chief executive officer)
/s/ Eldon D. Dietterick		January 28, 2011
Eldon D. Dietterick	Executive Vice-President and Treasurer
(principal chief financial and accounting officer)
/s/ Bruce Beaty		January 28, 2011
Bruce Beaty	Director
/s/ Milton Cooper		January 28, 2011
Milton Cooper	Director
/s/ Wolfgang Traber		January 28, 2011
Wolfgang Traber	Director

Report of Independent Registered Public Accounting Firm
on Financial Statement Schedules

To the Shareholders of

Blue Ridge Real Estate Company

and Big Boulder Corporation

We have audited the combined financial statements of Blue Ridge Real Estate Company and Subsidiaries and Big Boulder Corporation and Subsidiaries (the “Companies”) as of October 31, 2010, and for the year ended October 31, 2010, and have issued our report thereon dated January 28, 2011; such financial statements and report are included in your October 31, 2010 Annual Report to Shareholders and are incorporated herein by reference.  Our audits also included the combined financial statement schedules of the Companies listed in Item 15.  These financial statement schedules are the responsibility of the Companies’ management.  Our responsibility is to express an opinion based on our audit.  In our opinion, such combined financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/Kronick Kalada Berdy & Co., P.C.

January 28, 2011

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

/s/ Parente Randolph, LLC

Wilkes-Barre, Pennsylvania

January 28, 2009

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OCTOBER 31, 2010

	Initial Cost							Total Cost Net
		Buildings &	Subsequent		Building and		Accumulated	of Accumulated		Date of
Description	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition

Land located in Northeast. PA	$3,276,233		$1,502,456	$4,778,689		$4,778,689		$4,778,689		Various
Various improvements
Sewage Plants, wells and access roads at Jack Frost & Big Boulder Ski Areas		6,093,877	566,350		6,660,227	6,660,227	4,080,495	2,579,732		Various / 1982 on
Jack Frost National Golf Course	8,656,154	3,048,817	8,684	8,656,154	3,057,501	11,713,655	805,710	10,907,945		2007

Corporate Building		282,918	296,257		579,175	579,175	487,807	91,368		1982

Building Leased to Others
Asset-Shopping Center-Baton Rouge Louisiana	2,208,165	8,894,908	81,528	2,208,165	8,976,436	11,184,601	1,492,006	9,692,595	7,700,000	2004
Asset-Walgreens-Toms River New Jersey	948,181	4,877,731	483,028	948,181	5,360,759	6,308,940	590,958	5,717,982	4,038,000	2006
Asset-Walgreens-White Bear Lake-Minnesota	1,446,831	4,615,442	380,783	1,446,831	4,996,225	6,443,056	552,162	5,890,894	4,340,000	2006
Asset-Jack in the Box-Texas	395,583	1,582,331	31,966	395,583	1,614,297	2,009,879	187,602	1,822,277	1,050,000	2006
Asset – Applebees – Colorado	1,184,766	181,559	0	1,184,766	181,559	1,366,325	2,269	1,364,056	670,000	2010
Asset-Boulder View Tavern-Eastern PA		1,072,000	556,152		1,628,152	1,628,152	1,375,106	253,046		1986
Asset-Company owned rental properties-Eastern PA		1,112,062	3,135		1,115,197	1,115,197	365,689	749,508	372,000	2004 thru 2005
Asset-Leased Lake Club Program-Eastern PA		1,005,166			1,005,166	1,005,166	984,816	20,350		Various / 1980 on
Asset-Leased Rental Program -Eastern PA		188,872			188,872	188,872	188,872	0		Various / 1982 on

Total	$18,115,913	$32,955,683	$3,910,339	$19,618,369	$35,363,566	$54,981,935	$11,113,492	$43,868,442	$17,500,000

Depreciation and Amortization are provided on a straight-line half year method over the estimated useful lives of the assets as follows:

Land improvements

10 to 30 years

Corporate building

10 to 30 years

Properties leased to others

10 to 30 years

The aggregate cost for federal income tax purposes is approximately $33,350,000 at October 31, 2010.

The changes in total real estate assets for the years ended October 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Balance at beginning of period	$51,343,167	$53,254,313	$51,587,579
Additions to Land	781,766	6,623	341,726
Additions to Land Improvements	560,455	8,684	2,104,129
Additions to Leased Buildings	181,559	603,331	59,012
Additions to Corporate Building	0	0	0
Sale of Real Property	(50,557)	(2,529,784)	(1,150,849)
Transfers	2,165,545	0	312,716
Balance at end of year	$54,981,935	$51,343,167	$53,254,313

The changes in accumulated depreciation for the years ended October 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Balance at beginning of year	$9,966,619	$10,145,495	$9,084,808
Addition during year: reclass	0	0	0
Current year depreciation	1,146,872	1,175,717	1,181,781
Less retirements	0	(1,354,593)	(121,094)
Balance at end of year	$11,113,491	$9,966,619	$10,145,495

32