Form 10-Q
period 2011-01-31
BLUE RIDGE REAL ESTATE CO
filed 2011-03-16
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

☐YES          ☒NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on March 16, 2011 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Balance Sheets –

January 31, 2011 (Unaudited) and October 31, 2010

1

Combined Statements of Operations (Unaudited) –

Three Months ended January 31, 2011 and 2010

2

Combined Statement of Changes in Shareholders’ Equity (Unaudited) –

Three months ended January 31, 2011

3

Combined Statements of Cash Flows (Unaudited) –

Three Months Ended January 31, 2011 and 2010

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

19

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED BALANCE SHEETS

	(UNAUDITED)
ASSETS	1/31/11	10/31/10
Land and land development costs (3,433 acres per land ledger)	$21,382,766	$21,410,737
Land improvements, buildings and equipment, net	25,240,718	25,401,708
Land held for investment, principally unimproved (10,412 acres per land ledger)	8,486,017	8,486,017
Land held for recreation (311 acres per land ledger)	37,706	37,706
Long-lived assets held for sale	3,659,642	3,943,479
Net investment in direct financing leases	8,296,644	8,298,793
Cash and cash equivalents	198,783	389,962
Cash held in escrow	496,095	605,159
Prepaid expenses and other assets	1,180,380	1,273,842
Accounts receivable and mortgages receivable	585,105	409,987
	$69,563,856	$70,257,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$29,448,398	$28,947,454
Accounts payable	210,868	646,961
Accrued liabilities	223,387	385,606
Deferred income	915,563	794,244
Amounts due to related parties	11,666	7,292
Deferred income taxes	3,726,378	3,964,378
Accrued pension expense	2,690,665	2,713,872
Total liabilities	37,226,925	37,459,807

SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442 shares	819,731	819,731
Capital in excess of stated value	19,829,475	19,829,475
Earnings retained in the business	15,476,572	15,937,224
Accumulated other comprehensive loss	(1,703,440)	(1,703,440)
	34,422,338	34,882,990
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	32,336,931	32,797,583
	$69,563,856	$70,257,390

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

JANUARY 31, 2011 and 2010

(UNAUDITED)

	2011	2010
Revenues:
Real estate management	$221,167	$305,086
Land resource management	671,302	334,277
Rental income	575,195	525,145
	1,467,664	1,164,508
Costs and expenses:
Real estate management	255,792	329,425
Land resource management	904,631	654,861
Rental income	261,230	271,288
General and administration	447,246	442,984
	1,868,899	1,698,558
Operating loss	(401,235)	(534,050)

Other (expense) income:
Interest and other income	89,862	87,855
Interest expense (net of capitalized interest for the three months ended January 31, 2011 and 2010 of $58,294 and $94,377, respectively)	(387,279)	(311,133)
	(297,417)	(223,278)

Loss from operations before income taxes	(698,652)	(757,328)

Credit for income taxes	(238,000)	(258,000)

Net loss	($460,652)	($499,328)

Basic loss per weighted average combined share	($0.19)	($0.20)

Diluted loss per weighted average combined share	($0.19)	($0.20)

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2011

(UNAUDITED)

	Capital Stock (a)		Capital in Excess of	Earnings Retained in	Accumulated Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (b)	Total
Balance, October 31, 2010	2,732,442	$819,731	$19,829,475	$15,937,224	($1,703,440)	($2,085,407)	$32,797,583

Comprehensive loss:
Net loss				(460,652)			(460,652)

Balance, January 31, 2011	2,732,442	$819,731	$19,829,475	$15,476,572	($1,703,440)	($2,085,407)	$32,336,931

(a) Capital stock, at stated value of $0.30 per combined share

(b) 282,018 shares held in treasury, at cost

See accompanying notes to unaudited combined financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

JANUARY 31, 2011 and 2010

(UNAUDITED)

	2011	2010
Cash Flows Used In Operating Activities:
Net loss	($460,652)	($499,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	351,306	331,893
Deferred income taxes	(238,000)	(272,393)
Compensation cost under employee stock plans	0	5,889
Changes in operating assets and liabilities:
Cash held in escrow	109,064	124,956
Accounts receivable and mortgages receivable	(175,118)	(40,772)
Prepaid expenses and other current assets	93,462	117,543
Land and land development costs	27,971	(238,480)
Long-lived assets held for sale	283,837	192,593
Accounts payable and accrued liabilities	(617,145)	(519,005)
Deferred income	121,319	119,268
Net cash used in operating activities	(503,956)	(677,836)

Cash Flows Used In Investing Activities:
Additions to properties	(190,316)	(3,918)
Payments received under direct financing lease arrangements	2,149	2,827
Net cash used in investing activities	(188,167)	(1,091)

Cash Flows Provided By Financing Activities:
Proceeds from debt	1,511,288	1,436,156
Payment of debt	(1,010,344)	(814,525)
Net cash provided by financing activities	500,944	621,631
Net decrease in cash and cash equivalents	(191,179)	(57,296)
Cash and cash equivalents, beginning of period	389,962	161,772
Cash and cash equivalents, end of period	$198,783	$104,476

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$443,121	$405,510
Income taxes	$3,282	$10,300

Supplemental disclosures of non cash investing and financing activities:

Reclassification of assets from land and land development costs to land improvements, buildings and equipment, net and from land held for investment to land and land development costs	$0	$319,359

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

     The combined balance sheet as of October 31, 2010, which has been derived from audited financial statements, and the combined financial statements as of and for the three month periods ended January 31, 2011 and 2010, which are unaudited, are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2010 Annual Report on Form 10-K. In the opinion of management, the accompanying combined financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

     Due to intermittent revenues from land resource management, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2. Significant Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  For example, unexpected changes in market conditions or a continued or further downturn in the economy could adversely affect actual results.  Estimates are used in accounting for, among other things, land development costs, accounts and mortgages receivables, the unguaranteed residual value of assets under direct financing leasing arrangements, legal liability, insurance liability, depreciation, employee benefits, taxes, and contingencies.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the combined financial statements in the period they are determined to be necessary.

     Management believes that its accounting policies regarding revenue recognition, land development costs, long lived assets, net investment in direct financing leases, deferred income and income taxes among others, affect its more significant judgments and estimates used in the preparation of its combined financial statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There were no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2010 (“Fiscal 2010”).  Material subsequent events are evaluated and disclosed through the issuance date of this Quarterly Report on Form 10Q.

     Cash held in escrow consists of deposits held by the Companies for interest payments on lines of credit, golf course memberships and real estate transactions, and other funds placed into escrow with a third party intermediary for the purpose of a tax deferred exchange under section 1031 of the Internal Revenue Code of 1986, as amended (the “IRC”).

Reclassification

     In 2010, results of operations for the golf course were reclassified to the Land Resource Management segment from the Summer Recreation Operations segment.  The reclassification was based on management’s determination to market the golf course and the planned residential development surrounding the golf course together as a parcel to a national developer.  The Summer Recreation Operations segment no longer exists as a result of the reclassification.

     Certain amounts in the Fiscal 2010 combined financial statements have been reclassified to conform to the presentation for the fiscal year ended October 31, 2011 (“Fiscal 2011”).

New Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” as codified in FASB Accounting Standards Codification “ASC” 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides guidance for using fair value to measure assets and liabilities. ASC 820 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Companies adopted ASC 820 with respect to financial instruments effective for its fiscal year beginning November 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) (codified in ASC 820) which delays the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 applies to, but is not limited to, long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e., inventory impairment assessments). FSP 157-2 defers the effective date for non-financial assets and non-financial liabilities of ASC 820 for the Companies to November 1, 2009. The Companies’ adoption of ASC 820 related to non-financial assets and non-financial liabilities did not have a material impact on the Companies’ combined financial statements.

     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” (“ASU 2009-5”), which amends ASC 820 to provide additional guidance to clarify the measurement of liabilities at fair value in the absence of observable market information. ASU 2009-5 was effective for the Companies beginning November 1, 2009. The adoption of ASU 2009-5 did not have a material impact on the Companies’ combined financial statements.

     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements regarding fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require that (1) a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements, and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Companies’ combined financial statements.

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

     In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which is an amendment of ASC 860, “Transfers and Servicing.”  ASU 2009-16 requires more information about the transfers of financial assets.  More specifically, ASU 2009-16 eliminates the concept of a “qualified special purpose entity”, changes the requirements for derecognizing financial assets, and enhances the information reported to users of financial statements.  ASU 2009-16 is effective for fiscal years beginning on or after November 15, 2009. ASU 2009-16 is effective for the Companies’ financial statements for fiscal years beginning November 1, 2010. The adoption of ASU 2009-16 did not have a material impact on the Companies’ combined financial statements.

     In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard will require a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. The adoption of ASU 2009-17 did not have a material impact on the Companies’ combined financial statements.

3. Segment Reporting

     The Companies currently operate in two business segments, which consist of Real Estate Management/Rental Operations and Land Resource Management.

4. Income Taxes

     The benefit for income taxes for the three months ended January 31, 2011 and 2010 is estimated using the estimated annual effective tax rate for the fiscal years ending October 31, 2011 and 2010.  The effective income tax rate for the first three months of Fiscal 2011 and Fiscal 2010 was estimated at 34%.

   The Companies’ practice is to recognize interest and/or penalties related to income tax matters as income tax expense in its combined financial statements. As of and for the three months ended January 31, 2011, no interest and penalties have been accrued in the combined balance sheet and no expense is reflected in the combined statement of operations.    At January 31, 2011, federal and state tax returns for years ending October 31, 2008 and later are subject to future examination by the respective tax authorities.

5.  Stock Based Compensation

     During the three months ended January 31, 2011 and January 31, 2010 no stock options were issued or exercised.

     Option activity during the three month period ended January 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2010	43,000	$38.40	$1,651,200	0.88
Granted	0	0	0
Exercised	0	0	0
Expired	0	0	0
Outstanding at January 31, 2011	43,000	$38.40	$1,651,200	0.63

Options exercisable at January 31, 2011	43,000	38.40

Option exercise price range	$37.80-$39.00

     All options are vested and the Companies do not intend to issue additional options during Fiscal 2011, therefore the Companies do not expect to recognize any compensation expense related to non-vested awards during Fiscal 2011.

     The Companies’ policy regarding the exercise of options requires that optionees utilize an independent broker to manage the transaction, whereby following the option exercise the broker sells the exercised shares on the open market.

6.  Land and Land Development Costs

     Land and improvements in progress held for development consist of the following:

	1/31/2011	10/31/2010
Land unimproved designated for development	$11,021,611	$11,094,647
Residential development	3,886,745	4,006,189
Infrastructure development	6,474,410	6,309,901
	$21,382,766	$21,410,737

   The decrease in land unimproved designated for development and the increase in infrastructure development were primarily the result of a reclassification. Residential development costs decreased primarily due to sale of one condo unit at Boulder Lake Village.

7.  Land

	1/31/2011	10/31/2010
Land held for investment
Land – Unimproved	$2,302,492	$2,302,492
Land – Commercial rental properties	6,183,525	6,183,525
	$8,486,017	$8,486,017

Land held for recreation
Land – Ski areas	$37,706	$37,706

8.  Pension Benefits

     Components of Net Periodic Pension Cost:

	Three Months Ended
	1/31/11	1/31/10

Service Cost	$14,000	$50,000
Interest Cost	98,000	103,000
Expected return on plan assets	(95,500)	(80,000)

	Three Months Ended
	1/31/11	1/31/10
Net amortization and deferral:
Amortization of transition obligation	0	717
Amortization of prior service cost	0	69
Amortization of accumulated loss	50,250	64,500
Net amortization and deferral	50,250	65,286
Total net periodic pension cost	$66,750	$138,286

   The Companies expect to contribute $703,450 to their pension plan in Fiscal 2011.  As of January 31, 2011, the Companies made contributions totaling $88,100 and anticipate contributing an additional $615,350 to their pension plan in Fiscal 2011.

9.  Investment in Direct Financing Leases

   The Companies lease the Jack Frost and Big Boulder ski areas to a third party under direct financing leases that extend through 2034.  The leases provide for minimum rental payments, with scheduled payment increases based upon the consumer U.S. Consumer Price Index not to exceed 4% in any given year.  Minimum annual future lease payments due under these leases as of January 31, 2011 are as follows:

2012	$264,127
2013	270,730
2014	277,499
2015	284,436
2016	291,547
Thereafter	14,717,187
TOTAL	$16,105,526

   The Companies net investment in direct financing leases consists of the following as of January 31, 2011 and October 31, 2010:

	1/31/11	10/31/10
Minimum future lease payments	$7,674,647	$7,757,213
Unguaranteed residual value of lease properties	8,430,879	8,430,879
Gross investment in lease	16,105,526	16,188,092
Unearned income	(7,808,882)	(7,889,299)
Net investment in direct financing leases	$8,296,644	$8,298,793

   Unearned interest income is amortized to income using the interest method.  The scheduled increases in future annual lease payments have been accounted for on a straight line basis over the terms of the leases in accordance with generally accepted accounting principles (“GAAP”)..

10.  Per Share Data

     Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period.  Diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the three months ended January 31, 2011 and 2010, net of assumed repurchases using the treasury stock method. Certain unexercised stock options to purchase shares of the Companies’ common stock were excluded from the dilutive calculation for the three months ended January 31, 2011 and 2010 due to the exercise price of the options being greater than the market price of the Companies’ common stock.

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for the three months ended January 31, 2010 and January 31, 2011, are  as follows:

	Three Months Ended
	1/31/11	1/31/10
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	0	0
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424

     Basic loss per weighted average combined share is computed as follows:

	Three Months Ended
	1/31/11	1/31/10
Net loss	($460,652)	($499,328)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.19)	($0.20)

     Diluted loss per weighted average combined share is computed as follows:

	Three Months Ended
	1/31/11	1/31/10
Net loss	($460,652)	($499,328)
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424
Diluted loss per weighted average combined share	($0.19)	($0.20)

11. Subsequent Events

     On February 17, 2011, the Companies entered into an Agreement of Sale with The Conservation Fund (referred to as the “Phase 3 Agreement”) under which the Companies have agreed to sell to The Conservation Fund approximately 376 acres of undeveloped land located in Thornhurst Township, Lackawanna County, Pennsylvania for a purchase price of $1,600,000.  Pursuant to the terms of the Phase 3 Agreement, The Conservation Fund may perform due diligence until August 16, 2011 and, prior to this date, may determine for any reason that it is not feasible to proceed with the acquisition of the land.  Closing under the Phase 3 Agreement is to occur within 30 days following the completion of the due diligence.  As set forth in the Phase 3 Agreement, the Company will retain gas and oil rights on the Property from closing through December 31, 2031.

     The Companies have evaluated and disclosed subsequent events from January 31, 2011 through the issuance date of the Form 10Q.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made based upon, among other things, current assumptions by management, expectations and beliefs concerning future developments and their potential effect on the Companies.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  All statements, other than statements of historical fact, regarding the Companies’ strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements,” including but not limited to statements regarding the conducting of future construction in phases and the use of profits of such construction; the effect of accounting policies on significant judgments; the materiality of current legal proceedings with which the Company is involved; the current and future real estate market in the Pocono Mountains; the timing and outcome of the Companies’ planned land development; contributions to the Companies’ pension plan; the Companies’ land development and infrastructure plans in and around Jack Frost Mountain and Big Boulder Lake and Ski Resort; our issuance of options and recognition of compensation expense; commencement of new development projects; acquisitions of income producing properties; land tract sales that are to be treated as tax deferred exchanges; and the Companies’ anticipated cash needs.

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

The Companies do not intend to update these forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events except as required by law.  The Companies qualify all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the cautionary statements referenced above.

Overview

Since the early 1980s, the Companies have developed five resort communities in close proximity to their Jack Frost Mountain and Big Boulder Ski Area resorts.  The Companies’ resorts are located in the Pocono Mountains of Pennsylvania, an area which offers year-round regional tourist appeal and a quiet, relaxing vacation environment.

The Companies own 14,141 acres of land in Northeastern Pennsylvania, along with 15 acres in various other states.  Of these land holdings, the Companies’ have designated 3,433 acres as held for development.  It is expected that all of the Companies’ planned developments will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.

The real estate industry is cyclical and is subject to numerous economic factors including general business conditions, changes in interest rates, inflation and oversupply of properties.  Any sustained period of weakness or weakening business or economic condition in the markets in which the Companies currently operate or intend to do business or in related markets, such as those they have experienced, will impact the demand for the types of properties the Companies intend to develop.

Due to the sustained weakness of the housing market nationwide, the Companies continue to monitor the progress of residential home sales within the Northeast region.  Although the Companies are continuing construction of Phase I and II of the Laurelwoods II community of single family and multi-family homes and the Boulder Lake Village condominium project, the Companies do not expect to start any new residential development projects until the market stabilizes.

Management is also taking various steps to attract new home and land sale customers. For example, purchasers who want to purchase newly constructed single family homes in the Companies’ Laurelwoods II community development and can make a down payment of at least 20%, have the option of financing their mortgage through Big Boulder Corporation with interest only payments for five years.  Other steps taken by management to attract new home and land sale customers include, among other things, offering a one year membership with the Lake Mountain Club, offering complimentary passes to the Jack Frost National Golf Course to the purchasers of the existing Laurelwoods II duplex townhomes and offering a one year membership with the Lake Mountain Club on behalf of any current homeowner in the Blue Heron, Midlake Condominium, Laurelwoods Community and Snow Ridge Village developments that provide a purchaser referral which results in the sale of an existing Laurelwoods II duplex home or Boulder Lake Village condominium.  The Companies are also offering financing opportunities for the purchase of selected tracts of land.

During the three months ended January 31, 2011, management has pursued selective sales of land, some of which may be treated as section 1031 tax deferred exchanges under the IRC.  Management intends to continue such sales through Fiscal 2011, and the Companies also intend to continue researching income producing investment properties for potential acquisition during this time.

The Companies also generate revenue by the selective timbering of their land.  Management relies on the advice of their forester, who is engaged on a consulting basis and who receives a commission on each stumpage contract, for the timing and selection of certain parcels for timbering.  The forester gives significant attention to protecting the environment and retaining the value of these parcels for future timber harvests.  The forester has completed an inventory of the Companies’ timber resources to aid management in considering valuations before entering into future timber agreements.

The Companies also own the Jack Frost National Golf Course which opened in the spring of 2007.  The golf course is managed by Billy Casper Golf, LLC, a nationally-recognized golf course management company.

The Companies also have begun advertising certain subdivisions for sale to recognized land developers in order to facilitate the market for housing and to reduce the inherent risk associated with land development.

As a result of the Companies’ focus on real estate activities, we present our balance sheet in an unclassified presentation using the alternate format in order to reflect our assets and liabilities in order of their importance.

Recent Developments

On December 27, 2010, the Companies renewed the Management Contract for Jack Frost National Golf Course with Billy Casper Golf, LLC for a term of four years effective January 1, 2011.

The Companies are offering for sale homes in the Laurelwoods II community and the Boulder Lake Village Condominium development overlooking Big Boulder Lake and Ski Resort located in Lake Harmony, Pennsylvania. In Phase I of the Laurelwoods II community, construction has been completed on 22 single family homes, all of which have been sold.  Municipal approval has been received for the construction of 44 duplex and 22 single units in Phase II of the Laurelwoods II community and construction of eight of the duplex units has been completed.  Four of these completed units have been sold and the four other units are in inventory.  Municipal approval has been received for the construction of 144 condominium units in the Boulder Lake Village Condominium development.  Boulder Lake Village “Building J” is comprised of 18 condominium units, and construction has been completed on 14 of these units.  Three of these completed units have been sold, one unit has been decorated as a model, one unit accommodates a sales office and nine are held in inventory.  The remaining four condominium units are expected to be completed during Fiscal 2011.  Management has decided not to begin construction on any additional planned homes or units until the housing market stabilizes.

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

The Companies have capitalized as the net investment in direct financing leases that portion of the leased premises pertaining to Jack Frost Mountain and Big Boulder Ski Areas, which meet the criteria for accounting for these transactions as direct financing leases.  The accounting is based on estimates and assumptions about the fair values and estimated useful lives of the leased properties, as well as the collectibility of lease payments and recoverability of the unguaranteed residual value of the leased properties. The Companies periodically review the net investment in direct financing leases for events or changes in circumstances that may impact collectibility, and recoverability of the unguaranteed residual value of leased properties.

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

Deferred income consists of rents, ski area leases, dues and deposits on land or home sales.  Rents that are not yet earned are related to the Companies’ commercial properties that have been paid in advance.  Ski area leases are paid over a four month period from December to March and recognized over the year.  Dues are related to memberships in the Companies’ hunting and fishing clubs and golf course memberships paid in advance.  Revenues related to the hunting and fishing clubs and golf course memberships are recognized over the one-year period that the dues cover.  The Companies recognize revenue related to the fishing club over a five month period from May through September, and the golf course over a seven month period, from April through October.  Deposits are required on land and home sales.

The Companies sponsor a defined benefit pension plan as detailed in footnote 8 to the accompanying unaudited combined financial statements.  The accounting for pension costs is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases.  Changes in these key assumptions can have a significant effect on the pension plan’s impact on the Companies’ financial statements.  The Companies engage the services of an independent actuary and investment consultant to assist them in determining these assumptions and in calculating pension income.  The pension plan is currently underfunded and, accordingly, the Companies have made contributions to the fund of $402,126 in Fiscal 2010.  The Companies expect to contribute $703,450 to the pension plan in Fiscal 2011.  Future benefit accruals under the pension plan ceased as of August 31, 2010.

The Companies also have a 401(k) pension plan that is available to all full time employees.  Effective August 1, 2010, the Companies match 50% of employee salary deferral contributions up to 3% of their pay for each payroll period.

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

Results of Operations for the Three Ended January 31, 2011 and 2010

Operations for the three months ended January 31, 2011 resulted in a net loss of $460,652, or ($0.19) per combined share, compared to a net loss of $499,328, or ($0.20) per combined share, for the three month period ended January 31, 2010.

Revenues

Combined revenue of $1,467,664 for the three months ended January 31, 2011 represents an increase of $303,156, as compared to the three months ended January 31, 2010.  Real Estate Management Operations / Rental Operations revenue decreased $33,869, or 4%, for the three months ended January 31, 2011, compared to the three months ended January 31, 2010.  Land Resource Management revenue increased $337,025, or 101% for the three months ended January 31, 2011 compared to the three months ended January 31, 2010, respectively.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations revenue was $796,362 for the three months ended January 31, 2011, as compared to $830,231 for the three months ended January 31, 2010, a decrease of $33,869, or 4%.  This decrease was primarily attributed to a decrease in Moseywood Construction Company’s new home construction sales.  Revenue for new home construction sales for the three months ended January 31, 2011 was $0, compared to residual revenue of $84,596 for the three months ended January 31, 2010, a decrease of $84,596, or 100%.  The Companies have not accepted any new home construction contracts since July 3, 2008 due to the ongoing slowdown of the overall economy.  All new homes under the existing contracts have been completed  Trust service fees, which are fees for water, sewer and road maintenance, for the three months ended January 31, 2011, increased to $171,226 as compared to $167,698 for the three months ended January 31, 2010, an increase of $3,528, or 2%.  Rental revenue for the three months ended January 31, 2011 increased to $575,195 as compared to $525,145 for the three months ended January 31, 2010, an increase of $50,050, or 10%.  This increase was primarily attributable to the acquisition of a commercial property in Fort Collins Co. in the second quarter of Fiscal 2010 resulting in rental revenue of $29,000 for the three months ended January 31, 2011 as compared to $0 for the three months ended January 31, 2010. Rental revenue for a shopping center located in Baton Rouge LA was $224,301 for the three months ended January 31, 2011 as compared to $212,356 for the three months ended January 2010 for an increase of $11,945, or 6%.

Land Resource Management

For the three months ended January 31, 2011, Land Resource Management revenues increased to $671,302 compared to $334,277 for the three months ended January 31, 2010, an increase of $337,025, or 101%.  This increase was primarily due to the sale of one furnished duplex unit town home in the Laurelwoods II community and one condominium in the Boulder Lake Village community totaling $584,000 for the three months ended January 31, 2011, as compared to one condominium sale in Boulder Lake Village community totaling $320,000 for the three months ended January 31, 2010, an increase of $264,000, or 83%.  For the three months ended January 31, 2011, timbering revenue was $77,900 as compared to $0 for the three months ended January 31, 2010. The Jack Frost National Golf Course revenue for the three months ended January 31, 2011 decreased to $5,613 as compared to $10,298 for the three months ended January 31, 2010, a decrease of $4,685, or 45%. The course closed for the season on November 15, 2010.  There were no Land Sales for the three months ended January 31, 2011 or January 31, 2010 respectively. Land sales occur sporadically and do not follow any set schedule.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the three months ended January 31, 2011 decreased to $517,022 compared to $600,713 for the three months ended January 31, 2010, a decrease of $83,691, or 14%.  For the three months ended January 31, 2011, new home construction and operating costs decreased to $250 compared to $93,095 for the three months ended January 31, 2010, a decrease of $92,845, or 100%.  Operating expenses for the new home construction division for the three months ended January 31, 2011 decreased to $0 as compared to $17,947 for the three months ended January 31, 2010, a decrease of $17,947, or 100%. Construction costs of $250 for the three months ended January 31, 2011 compared to construction costs of $75,148 for the three months ended January 31, 2010 for a decrease of $74,898, or 100%.  These decreases are attributable to our decision not to accept any new home construction contracts. All new homes under the existing contracts have been completed.

Land Resource Management

Operating costs associated with Land Resource Management for the three months ended January 31, 2011 increased to $904,631 compared with $654,861 for the three months ended January 31, 2010, an increase of $249,770, or 38%.  This increase is primarily attributable to an increase in recognized construction costs related to real estate development, which were $275,615 for the three months ended January 31, 2011 as compared to $203,357 for the three months ended January 31, 2010, an increase of $72,258, or 36%.  This increase was the result of the sale of one condominium in Boulder Lake Village community and one furnished duplex unit sale in the Laurelwoods II community during the three months ended January 31, 2011, as compared to the sale of one condominium in Boulder Lake Village during the three months ended January 31, 2010. Correspondingly, the real estate development operating expenses for the three months ended January 31, 2011 increased to $329,090 as compared to $160,712 for the three months ended January 31, 2010, an increase of $168,378, or 105%.  This increase was primarily due to furnishings related to the sale of the Laurelwoods II duplex ($47,815), salaries and related benefits and taxes no longer being capitalized ($39,329), interest expense ($19,937), landscaping expenses ($14,393), commissions ($13,200) and architectural and engineering fees ($10,594). The Jack Frost National Golf Course expenses increased by $1,108 for the three months ended January 31, 2011 as compared to the three months ended January 31, 2010, primarily due to increased depreciation expense associated with maintenance equipment ($6,951) acquired during the period, offset by a reduction in retail cost of goods sold ($5,843).  There was one timbering contract for the three months ended January 31, 2011 resulting in consulting fees of $7,790.

General and Administration

General and Administration costs for the three months ended January 31, 2011 remained relatively flat at $447,246, as compared to $442,984 for the three months ended January 31, 2010, an increase of $4,262, or 1%.  This increase is the net result of a reduction in salaries, related benefits and payroll taxes ($39,206),  increases in professional services ($24,398), amortization expense ($5,625), supplies and services expense ($3,001) and repairs and maintenance expenses ($2,442).

Other Income (Expense)

Interest and other income increased to $89,862 for the three months ended January 31, 2011 compared to $87,855 for the three months ended January 31, 2010, an increase of $2,007, or 2%.

Interest expense for the three months ended January 31, 2011 increased to $387,279 compared to $311,133 for the three months ended January 31, 2010, an increase of $76,146, or 24%.  This increase was the result of a reduction in capitalized interest relating to the Companies' lines of credit, resulting in interest expense of $64,652 for the three months ended January 31, 2011 as compared to $11,927 for the three months ended January 31, 2010, an increase of $52,725. In addition, on July 29, 2010 the Companies entered into a loan agreement on a $2,600,000 demand note to be used for the completion of certain residential units and for other working capital purposes. Interest expense relating to the completed, unsold units at Boulder Lake Village increased to $37,440 for the three months ended January 31, 2011 as compared to $14,743 for the three months ended January 31, 2010, an increase of $22,697. In addition, the Companies acquired a commercial property in Fort Collins Colorado in February 2010 which resulted in an interest expense of $11,725 for the three months ended January 31, 2011 as compared to $0 for the three months ended January 31, 2010. These increases were offset by the pay down of other debt.

Tax Rate

The effective tax rate for the three months ended January 31, 2011 and 2010 was 34%.  The rate for Fiscal 2011 is specific to federal taxes.  There is no benefit for state income tax in Fiscal 2011 because the Companies fully reserved the future benefit.

Liquidity and Capital Resources

As reflected in the Combined Statements of Cash Flows, net cash used in operating activities was $503,956 for the three months ended January 31, 2011 versus net cash used in operating activities of $677,836 for the three months ended January 31, 2010.  The decrease in net cash used in operating activities for the three months ended January 31, 2011 is primarily attributable to reduced expenditures for construction projects.

For the three months ended January 31, 2011, maintenance equipment for our golf course was the major capital expenditure.

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

On July 29, 2010, the Companies entered into a Loan Agreement (the “Loan”) and Term Note (“the Note”) with Manufacturers and Traders Trust Company (the “Bank”) in the amount of $2,600,000.  The principal amount of the Loan is to be paid in full on July 29, 2011.  Interest is due and payable on a monthly basis and accrues at a variable rate equal to the greater of (a) 3.50 percentage points above one-month LIBOR or (b) 5.25%.  The Loan is secured by (a) open-end mortgages (the “Mortgages”), granted by the Companies, on all of the Borrowers’ right, title and interest in and to the land and improvements at Jack Frost Mountain Ski Area and Big Boulder Ski Area, both of which are located in Kidder Township, Carbon County, Pennsylvania; (b) a first priority perfected security interest in all non-real estate assets of each of the Borrowers; and (c) the unlimited and unconditional guaranty and suretyship of Kimco Realty Corporation, the Companies’ majority shareholder.  The Companies were also required to place $500,000 in the existing interest reserve account as security for the payment of interest.  The proceeds of the Loan will be used to complete construction of certain residential units and for other working capital purposes.

The Companies have a $9,000,000 line of credit with Manufacturers and Traders Trust Company to fund real estate development with a construction sub-limit of $4,400,000 and site development sub-limit of $4,600,000.  The interest rate on this line of credit is equal to the greater of overnight LIBOR plus 3.5% or the daily 30-day LIBOR plus 3.5%, with an interest rate floor of 5.5%.  The Companies maintain an interest reserve account which was established in the third quarter of Fiscal 2009 as security for the payment of interest with the proceeds from a sale of land.  Interest is due and payable on a monthly basis and at January 31, 2011, the interest rate equaled 5.5% and the balance of the interest reserve escrow account was $398,838.  The remaining principal and any accrued interest is due and payable on September 30, 2012.  The Companies utilized a portion of the proceeds from the sale of one Boulder Lake Village condominium unit and one Laurelwoods Woodsbluff

Court duplex unit to repay $411,688 and $128,524 on the Construction and Site Development sub-limits, respectively, during the three months ended January 31, 2011.  At January 31, 2011, $3,993,701 and $3,261,510 were outstanding on the Construction and Site Development sub-limits, respectively

The total principal amount outstanding under the aggregate line of credit will not exceed the lesser of (a) $9,000,000, or (b) 80% of the cost or appraised value of the units.  The loan agreement requires, among other things, that the Companies comply with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies have not met the required debt service coverage ratio at October 31, 2010 and have obtained a waiver from the Bank for this covenant.

The Companies also have a $3,100,000 line of credit with Manufacturers and Traders Trust Company for general operations.  At January 31, 2011, $2,386,540 was outstanding on the $3,100,000 line at a 5.5% interest rate.

The following table sets forth the Companies’ significant contractual cash obligations for the items indicated as of January 31, 2011:

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lines of Credit	$9,641,751	$9,641,751	$0	$0	$0
Long-Term Debt	19,579,763	2,978,116	8,621,485	1,176,340	6,803,822
Capital Leases	226,884	84,430	142,454	0	0
Purchase Obligations	56,406	56,406	0	0	0
Pension Contribution Obligations	615,350	615,350	0	0	0
Total Contractual Cash Obligations	$30,120,154	$13,376,053	$8,763,939	$1,176,340	$6,803,822

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At January 31, 2011, we had $12,388,852 of variable rate indebtedness, representing 42% of our total debt outstanding, at an average rate of 5.42% (calculated as of January 31, 2011).  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.

Exposure to market risk may also exist in our mortgages receivable issued in connection with land sales.  Mortgages receivable are considered fully collectible by management and accordingly, no allowance for loan losses is considered necessary.

Item 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

The Companies’ chief executive officer and chief financial officer, along with the participation of management, evaluated the effectiveness of the Companies’ disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Companies’ chief executive officer and chief financial officer concluded that the Companies’ disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Companies in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and is accumulated and communicated to the Companies’ management, including the Companies’ principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Companies believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Change in Internal Control over Financial Reporting.

No change in the Companies' internal control over financial reporting occurred during the Companies’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companies’ internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Companies are presently party to certain lawsuits arising in the ordinary course of their business.  The Companies believe that none of their current legal proceedings will be material to their business, financial condition or results of operations.

Item 1A.  RISK FACTORS

No update.

Item 6.  EXHIBITS

Exhibit Number	Description
10.1

Agreement of Sale, Phase 3, dated February 17, 2011 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed as exhibit 10.1 to Form 8-K filed on February 18, 2011 and incorporated herein by reference.)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   March 16, 2011

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   March 16, 2011

/s/ Cynthia A. Van Horn

Cynthia A. Van Horn

Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1

Agreement of Sale, Phase 3, dated February 17, 2011 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed as exhibit 10.1 to Form 8-K filed on February 18, 2011 and incorporated herein by reference.)

31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification

* Filed herewith