Form 10-Q
period 2011-04-30
BLUE RIDGE REAL ESTATE CO
filed 2011-06-14
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

☐YES          ☒NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on June 13, 2011 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Balance Sheets –

April 30, 2011 (Unaudited) and October 31, 2010

1

Combined Statements of Operations (Unaudited) –

Three and Six Months ended April 30, 2011 and 2010

2

Combined Statement of Changes in Shareholders’ Equity (Unaudited) –

Six months ended April 30, 2011

3

Combined Statements of Cash Flows (Unaudited) –

Six Months Ended April 30, 2011 and 2010

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

19

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED BALANCE SHEETS

	(UNAUDITED)
ASSETS	04/30/11	10/31/10
Land and land development costs (3,396 and 3,433 acres per land ledger, respectively)	$ 21,257,973	$ 21,410,737
Land improvements, buildings and equipment, net	24,890,154	25,401,708
Land held for investment, principally unimproved (10,723 acres per land ledger)	8,523,723	8,523,723
Long-lived assets held for sale	3,843,270	3,943,479
Net investment in direct financing leases	8,294,494	8,298,793
Cash and cash equivalents	185,355	389,962
Cash held in escrow	397,550	605,159
Prepaid expenses and other assets	1,104,408	1,273,842
Accounts receivable and mortgages receivable	322,990	409,987
	$ 68,819,917	$ 70,257,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$ 29,205,680	$ 28,947,454
Accounts payable	288,498	646,961
Accrued liabilities	169,791	385,606
Deferred income	1,167,888	794,244
Amounts due to related parties	16,042	7,292
Deferred income taxes	3,475,378	3,964,378
Accrued pension expense	2,648,272	2,713,872
Total liabilities	36,971,549	37,459,807

SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442 shares	819,731	819,731
Capital in excess of stated value	19,829,475	19,829,475
Earnings retained in the business	14,988,009	15,937,224
Accumulated other comprehensive loss	(1,703,440)	(1,703,440)
	33,933,775	34,882,990
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	31,848,368	32,797,583
	$ 68,819,917	$ 70,257,390

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 and 2010
(UNAUDITED)	Three Months Ended		Six Months Ended
	04/30/11	04/30/10	04/30/11	04/30/10
Revenues:
Real estate management	$ 235,695	$ 233,431	$ 456,862	$ 538,517
Land resource management	187,979	232,335	859,281	566,612
Rental income	591,076	589,590	1,166,271	1,114,735
	1,014,750	1,055,356	2,482,414	2,219,864
Costs and expenses:
Real estate management	249,538	237,932	505,330	567,357
Land resource management	495,265	517,941	1,399,896	1,172,802
Rental income	263,127	278,534	524,357	549,822
General and administration	448,533	597,720	895,779	1,040,704
	1,456,463	1,632,127	3,325,362	3,330,685
Operating loss	(441,713)	(576,771)	(842,948)	(1,110,821)

Other income (expense):
Interest and other income	81,079	86,504	170,941	174,359
Interest expense (net of capitalized interest for the three and six months ended April 30, 2011 and 2010 of $52,721, $81,429, $111,014 and $175,806, respectively.)	(378,929)	(332,452)	(766,208)	(643,585)
	(297,850)	(245,948)	(595,267)	(469,226)

Loss from operations before income taxes	(739,563)	(822,719)	(1,438,215)	(1,580,047)

Credit for income taxes	(251,000)	(278,000)	(489,000)	(536,000)

Net loss	($488,563)	($544,719)	($949,215)	($1,044,047)

Basic loss per weighted average combined share	($0.20)	($0.22)	($0.39)	($0.42)

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED APRIL 30, 2011

(UNAUDITED)

	Capital Stock (a)		Capital in Excess of	Earnings Retained in	Accumulated Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (b)	Total
Balance, October 31, 2010	2,732,442	$ 819,731	$ 19,829,475	$ 15,937,224	($1,703,440)	($2,085,407)	$ 32,797,583

Comprehensive loss:
Net loss				($949,215)			($949,215)

Balance, April 30, 2011	2,732,442	$ 819,731	$ 19,829,475	$ 14,988,009	($1,703,440)	($2,085,407)	$ 31,848,368

(a) Capital stock, at stated value of $0.30 per combined share

(b) 282,018 shares held in treasury, at cost

See accompanying notes to unaudited combined financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED
APRIL 30, 2011 and 2010
(UNAUDITED)	Six Months Ended
	04/30/11	04/30/10
Cash Flows Used In Operating Activities:
Net loss	($949,215)	($1,044,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	702,669	667,395
Deferred income taxes	(489,000)	(536,000)
Compensation cost under employee stock plans	0	5,889
Changes in operating assets and liabilities:
Cash held in escrow	207,609	709,973
Accounts receivable and mortgages receivable	86,997	(22,568)
Prepaid expenses and other current assets	169,434	216,435
Land and land development costs	(19,166)	(361,195)
Long-lived assets held for sale	272,139	188,033
Accounts payable and accrued liabilities	(631,128)	(543,800)
Deferred income	373,644	369,260
Net cash used in operating activities	(276,017)	(350,625)

Cash Flows Used In Investing Activities:
Additions to properties	(191,115)	(1,371,574)
Payments received under direct financing lease arrangements	4,299	5,656
Net cash used in investing activities	(186,816)	(1,365,918)

Cash Flows Provided By Financing Activities:
Proceeds from debt	2,221,117	3,245,869
Payment of debt	(1,962,891)	(1,463,471)
Net cash provided by financing activities	258,226	1,782,398
Net (decrease) increase in cash and cash equivalents	(204,607)	65,855
Cash and cash equivalents, beginning of period	389,962	161,772
Cash and cash equivalents, end of period	$ 185,355	$ 227,627

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 876,429	$ 819,390
Income taxes	$ 19,684	$ 203,292

Supplemental disclosures of non cash operating and investing activities:

Reclassification of assets from land and land development costs to land improvements, buildings and equipment, net and from land held for investment to land and land development costs	$ 0	$ 319,359

Reclassification of assets from land and land development costs to long-lived assets held for sale	$ 171,930	$ 1,428,937

Reclassification of land held for recreation to land held for investment, principally unimproved	$ 37,706

See accompanying notes to unaudited combined financial statements.

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

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

     The combined balance sheet as of October 31, 2010, which has been derived from audited financial statements, and the combined financial statements as of and for the three and six month periods ended April 30, 2011 and 2010, which are unaudited, are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2010 Annual Report on Form 10-K. In the opinion of management, the accompanying combined financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

     Cash held in escrow consists of deposits held by the Companies for interest payments on lines of credit, golf course memberships and real estate transactions and other funds placed into escrow with a third party intermediary for the purpose of a tax deferred exchange under section 1031 of the Internal Revenue Code of 1986, as amended (the “IRC”).

Reclassification:

     In the second quarter of 2010, results of operations for the golf course were reclassified to the Land Resource Management segment from the Summer Recreation Operations segment.  The reclassification was based on management’s determination to market the golf course and the planned residential development surrounding the golf course together as a parcel to a national developer.  The Summer Recreation Operations segment no longer exists as a result of the reclassification.

     In the second quarter of 2011, Land held for recreation was reclassified to Land held for investment, principally unimproved.  The 311 acres that were reclassified house our ski areas which are leased to a third party operator. Operating activities relating to this land are part of the rental income segment.

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

     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires certain new disclosures and clarifies some existing disclosure requirements regarding fair value measurement as set forth in Accounting Standards Codification (“ASC”) Subtopic 820-10. ASU 2010-06 amends ASC Subtopic 820-10 to now require that (1) a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity present separately information about purchases, sales, issuances, and settlements, and (3) a reporting entity provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Companies’ combined financial statements.

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

4. Income Taxes

     The benefit for income taxes for the three and six months ended April 30, 2011 and 2010 is estimated using the estimated annual effective tax rate for the fiscal years ending October 31, 2011 and 2010.  The effective income tax rate for the first six months of Fiscal 2011 and Fiscal 2010 was estimated at 34%.

   The Companies’ practice is to recognize interest and/or penalties related to income tax matters as income tax expense in its combined financial statements. As of and for the six months ended April 30, 2011, no interest and penalties have been accrued in the combined balance sheet and no expense is reflected in the combined statement of operations.    At April 30, 2011, federal and state tax returns for years ending October 31, 2007 and later are subject to future examination by the respective tax authorities.

5.  Stock Based Compensation

     During the six months ended April 30, 2011 and April 30, 2010 no stock options were issued or exercised.

     Option activity during the six month period ended April 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2010	43,000	$ 38.40	$ 1,651,200	0.88
Granted	0	0	0
Exercised	0	0	0
Expired	21,500	$ 37.80	$ 812,700	0
Outstanding at April 30, 2011	21,500	$ 39.00	$ 838,500	0.92

Options exercisable at April 30, 2011	21,500	$ 39.00

Option exercise price range	$ 39.00

     All options are vested and the Companies do not intend to issue additional options during Fiscal 2011, therefore the Companies do not expect to recognize any compensation expense related to non-vested awards during Fiscal 2011.

     The Companies’ policy regarding the exercise of options requires that optionees utilize an independent broker to manage the transaction, whereby, following the option exercise the broker sells the exercised shares on the open market.

6.  Land and Land Development Costs

     Land and improvements in progress held for development consists of the following:

	04/30/2011	10/31/2010
Land unimproved designated for development	$ 10,901,934	$ 11,094,647
Residential development	3,868,166	4,006,189
Infrastructure development	6,487,873	6,309,901
	$ 21,257,973	$ 21,410,737

   The decrease in land unimproved designated for development was the result of two land sales in the second quarter of Fiscal 2011. Residential development costs decreased due to the reclassification of one condo unit to long lived assets held for sale and the sale of one condo unit at Boulder Lake Village and one duplex townhouse in Woodsbluff Court in the first quarter of Fiscal 2011.  The increase in infrastructure development was primarily related to design modifications related to the Big Boulder wastewater facility.

7.  Land

	04/30/2011	10/31/2010
Land held for investment
Land – Unimproved	$ 2,302,492	$ 2,302,492
Land – Commercial rental properties	6,183,525	6,183,525
Land – Ski areas	37,706	37,706
	$ 8,523,723	$ 8,523,723

8.  Pension Benefits

     Components of Net Periodic Pension Cost:

	Three Months Ended		Six Months Ended
	04/30/11	04/30/10	04/30/11	04/30/10

Service Cost	$ 14,000	$ 50,000	$ 28,000	$ 100,000
Interest Cost	98,000	103,000	196,000	206,000
Expected return on plan assets	(95,500)	(80,000)	(191,000)	(160,000)

Net amortization and deferral:
Amortization of transition obligation	0	717	0	1,434
Amortization of prior service cost	0	69	0	138
Amortization of accumulated loss	50,250	64,500	100,500	129,000
Net amortization and deferral	50,250	65,286	100,500	130,572
Total net periodic pension cost	$ 66,750	$ 138,286	$ 133,500	$ 276,572

     The Companies expect to contribute $637,450 to their pension plan in Fiscal 2011.  As of April 30, 2011, the Companies made contributions totaling $199,100 and anticipate contributing an additional $438,350 to fund their pension plan in Fiscal 2011.

9.  Investment in Direct Financing Leases

     The Companies lease the Jack Frost and Big Boulder ski areas to a third party under direct financing leases that extend through 2034.  The leases provide for minimum rental payments, with scheduled payment increases based upon the U.S. Consumer Price Index not to exceed 4% in any given year.  Minimum annual future lease payments due under these leases at April 30, 2011 are as follows:

2012	$ 265,768
2013	272,412
2014	279,222
2015	286,203
2016	293,358
Thereafter	14,625,996
TOTAL	$ 16,022,959

     The Companies net investment in direct financing leases consists of the following as of April 30, 2011 and October 31, 2010:

	04/30/11	10/31/10
Minimum future lease payments	$ 7,592,080	$ 7,757,213
Unguaranteed residual value of lease properties	8,430,879	8,430,879
Gross investment in lease	16,022,959	16,188,092
Unearned income	(7,728,465)	(7,889,299)
Net investment in direct financing leases	$ 8,294,494	$ 8,298,793

     Unearned interest income is amortized to income using the interest method.  The scheduled increases in future annual lease payments have been accounted for on a straight line basis over the terms of the leases in accordance with generally accepted accounting principles (“GAAP”).

10.  Per Share Data

     Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period.  The determination of diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the three and six months ended April 30, 2011 and 2010, net of assumed repurchases using the treasury stock method. The dilutive calculation for the three and six months ended April 30, 2011 and 2010 is excluded due to the exercise price of the unexercised stock options being greater than the market price of the Companies’ common stock.

     Weighted average basic shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for the three and six months ended April 30, 2011 and April 30, 2010 are as follows:

	Three Months Ended		Six Months Ended
	04/30/11	04/30/10	04/30/11	04/30/10
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424	2,450,424	2,450,424
Additional combined common shares to be issued assuming exercise of stock options, net of combined shares assumed reacquired	0	0	0	0
Combined shares used to compute dilutive effect of stock option	2,450,424	2,450,424	2,450,424	2,450,424

     Basic loss per weighted average combined share is computed as follows:

	Three Months Ended		Six Months Ended
	04/30/11	04/30/10	04/30/11	04/30/10
Net loss	($488,563)	($544,719)	($949,215)	($1,044,047)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.20)	($0.22)	($0.39)	($0.42)

11. Subsequent Events

     The Companies have evaluated and disclosed subsequent events from April 30, 2011 through the issuance date of the Form 10Q.

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

The Companies own 14,104 acres of land in Northeastern Pennsylvania, along with 15 acres in various other states.  Of these land holdings, the Companies’ have designated 3,396 acres as held for development.  It is expected that all of the Companies’ planned developments will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.

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

The Companies are offering for sale homes in the Laurelwoods II community and the Boulder Lake Village Condominium development overlooking Big Boulder Lake and Ski Resort located in Lake Harmony, Pennsylvania. In Phase I of the Laurelwoods II community, construction was completed on 22 single family homes, all of which have been sold.  Municipal approval has been received for the construction of 44 duplex and 22 single units in Phase II of the Laurelwoods II community and construction of eight of the duplex units has been completed.  Five of these completed units have been sold and the three other units are in inventory.  Municipal approval has been received for the construction of 144 condominium units in the Boulder Lake Village condominium development.  Boulder Lake Village “Building J” is comprised of 18 condominium units, and construction has been completed on 15 of these units.  Three of these completed units have been sold, one unit has been decorated as a model, one unit accommodates a sales office and ten are held in inventory.  The remaining three condominium units are expected to be completed during Fiscal 2011.

Due to the sustained weakness of the housing market nationwide, the Companies continue to monitor the progress of residential home sales within the Northeast region.  Although the Companies are continuing construction of Phase II of the Laurelwoods II community of multi-family homes and the Boulder Lake Village condominium project, the Companies do not expect to start any new residential development projects or begin construction on any additional planned homes or units until the market stabilizes.

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

During the six months ended April 30, 2011, management has pursued selective sales of land, some of which may be treated as section 1031 tax deferred exchanges under the IRC.  Management intends to continue such sales through Fiscal 2011, and the Companies also intend to continue researching income producing investment properties for potential acquisition during this time.

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

As a result of the Companies’ focus on real estate activities, we present our balance sheet in an unclassified presentation in order to reflect our assets and liabilities in order of their importance.

Recent Developments

On February 17, 2011, the Companies entered into an Agreement of Sale with The Conservation Fund (referred to as the “Phase 3 Agreement”) under which the Companies have agreed to sell to The Conservation Fund approximately 376 acres of undeveloped land located in Thornhurst Township, Lackawanna County, Pennsylvania for a purchase price of $1,600,000.  The purchase price exceeds the cost basis in the land.  Pursuant to the terms of the Phase 3 Agreement, The Conservation Fund may perform due diligence until August 16, 2011 and, prior to this date, may determine for any reason that it is not feasible to proceed with the acquisition of the land.  Closing under the Phase 3 Agreement is to occur within 30 days following the completion of the due diligence.  As set forth in the Phase 3 Agreement, the Company will retain gas and oil rights on the Property from closing through December 31, 2031.  The proceeds from the sale would be used to pay down debt.

Critical Accounting Policies and Significant Judgments and Estimates

The Companies have identified the most critical accounting policies upon which the Companies’ financial reporting depends.  The critical policies and estimates were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies identified relate to deferred tax liabilities, net investment in direct financing leases, the valuation of land development costs and long-lived assets, and revenue recognition.

Revenues are derived from a wide variety of sources, including sales of real estate, management of investment properties, home construction, property management services, timbering, golf activities and leasing activities.  Revenues are recognized as services are performed, except as noted below.

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

Deferred income consists of rents, ski area leases, dues and deposits on land or home sales. Rents that are not yet earned are related to the Companies’ commercial properties that have been paid in advance.  Ski area leases are paid over a four month period from December to March and recognized over the year.  Dues are related to memberships in the Companies’ hunting and fishing clubs and golf course memberships paid in advance. Revenues related to the hunting and fishing clubs and golf course memberships are recognized over the seasonal period that the dues cover.  The Companies recognize revenue related to the fishing club over a five month period from May through September, and the golf course over a seven month period, from April through October.  Deposits are required on land and home sales.

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

The Companies sponsor a defined benefit pension plan as detailed in footnote 8 to the accompanying unaudited combined financial statements.  The accounting for pension cots is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases.  Changes in these key assumptions can have a significant effect on the pension plan’s impact on the Companies’ financial statements.  The Companies engage the services of an independent actuary and investment consultant to assist them in determining these assumptions and in calculating pension income.  The pension plan is currently underfunded and, accordingly, the Companies have made contributions to the fund of $402,126 in Fiscal 2010.  The Companies expect to contribute $637,450 to the pension plan in Fiscal 2011.  Future benefit accruals under the pension plan ceased as of August 31, 2010.  The Companies also have a 401(k) pension plan that is available to all full time employees.  Effective August 1, 2010, the Companies match 50% of employee salary deferral contributions up to 3% of their pay for each payroll period.

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

Results of Operations for the Three and Six Months Ended April 30, 2011 and 2010

Operations for the three and six months ended April 30, 2011 resulted in a net loss of $488,563 and $949,215, or $.20 and $.39 per combined share respectively, compared to a net loss of $544,719 and $1,044,047, or $0.22 and $0.42 per combined share, for the three and six month periods ended April 30, 2010, respectively.

Revenues

Combined revenue of $1,014,750 and $2,482,414 for the three and six months ended April 30, 2011 represents a decrease of $40,606 and an increase of $262,550, respectively, compared to the three and six months ended April 30, 2010.  Real Estate Management Operations / Rental Operations revenue increased $3,750 and decreased $30,119, or less than 1% and (2%), respectively, for the three and six months ended April 30, 2011, compared to the three and six months ended April 30, 2010. Land Resource Management revenue decreased $44,356 and increased $292,669, or (19%) and 52% for the three and six months ended April 30, 2011 compared to the three and six months ended April 30, 2010, respectively.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations revenue was $1,623,133 for the six months ended April 30, 2011, compared to $1,653,252 for the six months ended April 30, 2010, which resulted in a decrease of $30,119, or (2%).  This decrease was primarily attributed to a decrease in Moseywood Construction Company’s new home construction sales.  Revenue for new home construction sales for the six months ended April 30, 2011 was $0, compared to residual revenue of $89,129 for the six months ended April 30, 2010, a decrease of $89,129.  The Companies have not accepted any new home construction contracts since July 3, 2008 due to the ongoing, overall economic slowdown.  All new homes under the existing contracts have been completed.  Trust service fees, which are fees for water, sewer and road maintenance, for the six months ended April 30, 2011, increased to $334,700 as compared to $329,219 for the six months ended April 30, 2010, an increase of $5,481, or 2%.  Rental revenue for the six months ended April 30, 2011 increased to $1,166,270 as compared to $1,114,735 for the six months ended April 30, 2010, an increase of $51,535, or 5%.  This increase was primarily attributable to the acquisition of a commercial property in Fort Collins Colorado in the second quarter of Fiscal 2010 resulting in rental revenue of $58,000 for the six months ended April 30, 2011 as compared to $20,714 for the six months ended April 31, 2010 for an increase of $37,286 or greater than

100%.  Revenue related to the lease of the ski areas was $144,808 for the six months ended April 30, 2011 as compared to $126,626 for the six months ended April 30, 2010 for an increase of $18,182, or 14%. This increase was primarily related to water testing service revenue.

Land Resource Management

For the six months ended April 30, 2011, Land Resource Management revenues increased to $859,281 compared to $566,612 for the six months ended April 30, 2010, an increase of $292,669, or 52%.  This increase is primarily attributable to one condominium sale in Boulder Lake Village and one duplex townhouse sale in Laurelwoods II community totaling $584,000 for the six months ended April 30, 2011, as compared to one condominium sale in Boulder Lake Village for $320,000 for the six months ended April 30, 2010, an increase of $264,000, or 83%.  For the six months ended April 30, 2011, timbering revenue was $77,900 as compared to $0 for the six months ended April 30, 2010. Land Sale revenue for the six months ended April 30, 2011 decreased to $165,696 as compared to $178,022 for the six months ended April 30, 2010, a decrease of $12,326, or 7%.  Land sales do not occur on a regular basis.  The Jack Frost National Golf Course’s revenue for the six months ended April 30, 2011 decreased to $31,185 as compared to $68,590 for the six months ended April 30, 2010, a decrease of $37,405, or 55%, which we believe was primarily due to inclement weather.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the six months ended April 30, 2011 decreased to $1,029,687 compared to $1,117,179 for the six months ended April 30, 2010, a decrease of $87,492, or (8%).  For the six months ended April 30, 2011, new home construction costs decreased to $250 compared to $75,717 for the six months ended April 30, 2010, a decrease of $75,467, or 99%.  Operating expenses for the new home construction division for the six months ended April 30, 2011 decreased to $0 as compared to $23,989 for the six months ended April 30, 2010.  These decreases are attributable to our decision not to accept any new home construction contracts.  All new homes under the existing contracts have been completed.

Land Resource Management

Operating costs associated with Land Resource Management for the six months ended April 30, 2011 increased to $1,399,896 compared with $1,172,802 for the six months ended April 30, 2010, an increase of $227,094, or 19%.  This increase is primarily attributable to an increase in construction costs related to real estate development, which were $283,042 for the six months ended April 30, 2011 as compared to $203,663 for the six months ended April 30, 2010, an increase of $79,379, or 39%.  This increase was the result of the sale of one condominium in Boulder Lake Village and one furnished duplex townhouse sale in the Laurelwoods II community during the six months ended April 30, 2011, as compared to the sale of one condominium in Boulder Lake Village during the six months ended April 30, 2010.  Correspondingly, the real estate development operating expenses for the six months ended April 30, 2011 increased to $490,627as compared to $297,410 for the six months ended April 30, 2010, an increase of $193,217, or 65%.  This increase was primarily due to furnishings related to the sale of the Laurelwoods II duplex townhouse ($53,076) and, salaries and related benefits and taxes no longer being capitalized ($33,525), interest expense ($52,471) landscaping expenses ($11,637), commissions ($13,200) and architectural and engineering fees ($10,593).  The Jack Frost National Golf Course expenses decreased by $24,692 for the six months ended April 30, 2011 as compared to the six months ended April 30, 2010 primarily due to decreased course repairs and maintenance ($14,991) and advertising ($5,542).  There was one timbering contract for the six months ended April 30, 2011 resulting in consulting fees of $7,790.

General and Administration

General and Administration costs for the six months ended April 30, 2011 decreased to $895,779 as compared to $1,040,704 for the six months ended April 30, 2010, a decrease of $144,925, or 14%.  This decrease is primarily related to pension costs ($94,123), salaries and related benefits and payroll taxes ($37,240) and consulting fees ($35,118) that were offset by increased depreciation and amortization expense of $16,852.

Other Income (Expense)

Interest and other income decreased to $170,941for the six months ended April 30, 2011 compared to $174,359 for the six months ended April 30, 2010, a decrease of $3,418, or 2%.

Interest expense for the six months ended April 30, 2011 increased to $766,208 compared to $643,585 for the six months ended April 30, 2010, an increase of $122,623, or 19%. , On July 29, 2010 the Companies entered into a loan agreement on a $2,600,000 demand note to be used for the completion of certain residential units and for other working capital purposes. Interest expense relating to this note was $68,630 for the six months ended April 30, 2011 as compared to $0 for the six months ended April 30, 2010.  Interest expense relating to the completed and unsold units at Boulder Lake Village and Woodsbluff duplexes increasing to $93,708 for the six months ended April 30, 2011 as compared to $67,320 for the six months ended April 30, 2010, an increase of $26,388, or 39%.  In addition, the Companies acquired a commercial property in Fort Collins Colorado in February 2010 which resulted in an interest expense of $23,450 for the six months ended April 30, 2011 as compared to $8,331 for the six months ended April 30, 2010, an increase of $15,119, or 181%.  These increases were offset by the pay down of other debt.

Tax Rate

The effective tax rate for the six months ended April 30, 2011 and 2010 was 34%.  The rate for Fiscal 2011 is specific to federal taxes.  There is no benefit for state income tax because the Companies fully reserved the future benefit.

Liquidity and Capital Resources

As reflected in the Combined Statements of Cash Flows, net cash used in operating activities was $276,017 for the six months ended April 30, 2011 versus net cash used in operating activities of $350,625 for the six months ended April 30, 2010.  The decrease in net cash used in operating activities for the six months ended April 30, 2011 is primarily attributable to reduced expenditures for construction projects.

For the six months ended April 30, 2011, maintenance equipment for our golf course was the major capital expenditure.

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

On July 29, 2010, the Companies entered into a Loan Agreement (the “Loan”) and Term Note (“the Note”) with Manufacturers and Traders Trust Company (the “Bank”) in the amount of $2,600,000.  The principal amount of the Loan is to be paid in full on July 29, 2011.  The Companies are currently negotiating with the Bank for an extension.  Interest is due and payable on a monthly basis and accrues at a variable rate equal to the greater of (a) 3.50 percentage points above one-month LIBOR or (b) 5.25%.  The Loan is secured by (a) open-end mortgages (the “Mortgages”), granted by the Companies, on all of the Borrowers’ right, title and interest in and to the land and improvements at Jack Frost Mountain Ski Area and Big Boulder Ski Area, both of which are located in Kidder Township, Carbon County, Pennsylvania; (b) a first priority perfected security interest in all non-real estate assets of each of the Borrowers; and (c) the unlimited and unconditional guaranty and suretyship of Kimco Realty Corporation, the Companies’ majority shareholder.  The Companies were also required to place $500,000 in the existing interest reserve account as security for the payment of interest.  The proceeds of the Loan are being used to complete construction of certain residential units and for other working capital purposes.

The Companies have a $9,000,000 line of credit with the Bank to fund real estate development with a construction sub-limit of $4,400,000 and site development sub-limit of $4,600,000.  The interest rate on this line of credit is equal to the greater of overnight LIBOR plus 3.5% or the daily 30-day LIBOR plus 3.5%, with an interest rate floor of 5.5%.  The Companies maintain an interest reserve account which was established in the third quarter of Fiscal 2009 as security for the payment of interest with the proceeds from a sale of land.  Interest is due and payable on a monthly basis and at April 30, 2011, the interest rate equaled 5.5% and the balance of the interest reserve escrow account was $300,180.  The remaining principal and any accrued interest are due and payable on September 30, 2012.  The Companies utilized a portion of the proceeds from the sale of one Boulder Lake Village condominium unit and one Laurelwoods Woodsbluff Court duplex unit to repay $411,688 and $128,524 on the Construction and Site Development sub-limits, respectively, during the six months ended April 30, 2011.  At April 30, 2011, $3,993,701 and $3,261,510 were outstanding on the Construction and Site Development sub-limits, respectively

The total principal amount outstanding under the aggregate line of credit will not exceed the lesser of (a) $9,000,000, or (b) 80% of the cost or appraised value of the units.  The loan agreement requires, among other things, that the Companies comply with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies have not met the required debt service coverage ratio at October 31, 2010 and have obtained a waiver from the Bank for this covenant.

The Companies also have a $3,100,000 line of credit with the Bank for general operations.  At April 30, 2011, $2,265,201 was outstanding on the $3,100,000 line at a 5.5% interest rate.

The following table sets forth the Companies’ significant contractual cash obligations for the items indicated as of April 30, 2011:

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lines of Credit	$9,520,412	$9,520,412	$0	$0	$0
Long-Term Debt	19,485,671	2,982,481	9,252,576	515,125	6,735,489
Capital Leases	199,597	69,500	130,097	0	0
Purchase Obligations	29,454	29,454	0	0	0
Pension Contribution Obligations	438,350	438,350	0	0	0
Total Contractual Cash Obligations	$29,673,484	$13,040,197	$9,382,673	$515,125	$6,735,489

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At April 30, 2011, we had $12,257,920 of variable rate indebtedness, representing 42% of our total debt outstanding, at an average rate of 5.42% (calculated as of April 30, 2011).  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.

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

Dated:   June 14, 2011

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   June 14, 2011

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