Form 10-Q
period 2011-07-31
BLUE RIDGE REAL ESTATE CO
filed 2011-09-14
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

☐YES          ☒NO

     The number of shares of the registrants’ common stock outstanding as of the close of business on September 13, 2011 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Balance Sheets –

July 31, 2011 (Unaudited) and October 31, 2010

1

Combined Statements of Operations (Unaudited) –

Three and Nine Months ended July 31, 2011 and 2010

2

Combined Statement of Changes in Shareholders’ Equity (Unaudited) –

Nine months ended July 31, 2011

3

Combined Statements of Cash Flows (Unaudited) –

Nine Months Ended July 31, 2011 and 2010

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

20

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED BALANCE SHEETS

	(UNAUDITED)
ASSETS	07/31/11	10/31/10
Land and land development costs (3,394 and 3,433 acres per, land ledger, respectively)	$20,909,207	$21,410,737
Land improvements, buildings and equipment, net	24,666,756	25,401,708
Land held for investment principally unimproved (10,723 acres per land ledger)	8,523,723	8,523,723
Long-lived assets held for sale	3,289,638	3,943,479
Net investment in direct financing leases	8,292,344	8,298,793
Cash and cash equivalents	333,725	389,962
Cash held in escrow	298,132	605,159
Prepaid expenses and other assets	1,019,834	1,273,842
Accounts receivable and mortgages receivable	2,171,359	409,987
Total Assets	$69,504,718	$70,257,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$30,622,243	$28,947,454
Accounts payable	215,925	646,961
Accrued liabilities	367,959	385,606
Deferred income	921,881	794,244
Amounts due to related parties	20,416	7,292
Accumulated deferred income taxes	3,281,378	3,964,378
Accrued pension expense	2,604,022	2,713,872
Total liabilities	38,033,824	37,459,807

SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442 shares	819,731	819,731
Capital in excess of stated value	19,829,475	19,829,475
Earnings retained in the business	14,610,535	15,937,224
Accumulated other comprehensive loss	(1,703,440)	(1,703,440)
Shareholders’ equity before capital stock in treasury	33,556,301	34,882,990
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	31,470,894	32,797,583
Total liabilities and shareholders’ equity	$69,504,718	$70,257,390

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 and 2010
(UNAUDITED)	Three Months Ended		Nine Months Ended
	07/31/11	07/31/10	07/31/11	07/31/10
Revenues:
Real estate management revenue	$284,864	$290,002	$741,726	$828,519
Land resource management revenue	1,660,038	1,370,503	2,519,319	1,937,115
Rental income revenue	583,475	572,190	1,749,746	1,686,925
Total Revenues	2,528,377	2,232,695	5,010,791	4,452,559
Costs and expenses:
Real estate management costs	256,992	328,080	762,322	895,437
Land resource management costs	1,879,132	1,531,744	3,279,028	2,704,546
Rental income costs	263,040	259,571	787,397	809,393
General and administration expense	397,566	806,280	1,293,345	1,846,984
Gain on sale of assets	5,500	0	5,500	0
Total costs and expenses	2,791,230	2,925,675	6,116,592	6,256,360
Operating loss	(262,853)	(692,980)	(1,105,801)	(1,803,801)

Other income and expense:
Interest and other income	80,734	80,919	251,675	255,278
Interest expense (net of capitalized interest for the three and nine months ended July 31, 2011 and 2010 of $47,518, $72,658, $158,532 and $248,464, respectively.)	389,355	352,239	1,155,563	995,824
Total other income and expense	(308,621)	(271,320)	(903,888)	(740,546)

Loss from operations before income taxes	(571,474)	(964,300)	(2,009,689)	(2,544,347)

Credit for income taxes	(194,000)	(329,000)	(683,000)	(865,000)

Net loss	($377,474)	($635,300)	($1,326,689)	($1,679,347)

Earnings per combined share:
Basic loss per weighted average combined share	($0.15)	($0.26)	($0.54)	($0.68)

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED JULY 31, 2011

(UNAUDITED)

	Capital Stock (1)		Capital in Excess of	Earnings Retained in	Accumulated Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (2)	Total
Balance, October 31, 2010	2,732,442	$ 819,731	$19,829,475	$15,937,224	($1,703,440)	($2,085,407)	$32,797,583

Comprehensive loss:
Net loss				($1,326,689)			($1,326,689)

Balance, July 31, 2011	2,732,442	$ 819,731	$19,829,475	$14,610,535	($1,703,440)	($2,085,407)	$31,470,894

(1) Capital stock, at stated value of $0.30 per combined share

(2) 282,018 shares held in treasury, at cost

See accompanying notes to unaudited combined financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED
JULY 31, 2011 and 2010	Nine Months Ended
(UNAUDITED)	07/31/11	07/31/10
Cash Flows Provided By (Used In) Operating Activities:
Net loss	($1,326,689)	($1,679,347)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,033,464	1,001,970
Impairment	0	73,000
Deferred income taxes	(683,000)	(865,000)
Gain on sale of assets	5,500	0
Compensation cost under employee stock plans	0	5,889
Changes in operating assets and liabilities:
Cash held in escrow	307,027	326,773
Accounts receivable and mortgages receivable	238,628	(4,227)
Prepaid expenses and other current assets	254,008	222,409
Land and land development costs	148,296	(96,716)
Long-lived assets held for sale	1,007,075	610,750
Accounts payable and accrued liabilities	(545,409)	(499,173)
Deferred revenue	127,637	239,737
Net cash provided by (used in) operating activities	555,537	(663,935)

Cash Flows (Used In) Provided By Investing Activities:
Proceeds from disposition of assets	5,500	0
Additions to properties	(298,512)	(1,470,197)
Payments received under direct financing lease arrangements	6,449	8,453
Net cash used in investing activities	(286,563)	(1,461,744)

Cash Flows (Used In) Provided By Financing Activities:
Proceeds from debt	3,213,405	7,008,871
Payment of debt	(3,538,616)	(4,790,129)
Net cash (used in) provided by financing activities	(325,211)	2,218,742
Net (decrease) increase in cash and cash equivalents	(56,237)	93,063
Cash and cash equivalents, beginning of period	389,962	161,772
Cash and cash equivalents, end of period	$333,725	$254,835

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

The combined balance sheet as of October 31, 2010, which has been derived from audited financial statements, and the combined financial statements as of and for the three and nine month periods ended July 31, 2011 and 2010, which are unaudited, are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2010 Annual Report on Form 10-K. In the opinion of management, the accompanying combined financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

Management believes that its accounting policies regarding revenue recognition, land development costs, long lived assets, net investment in direct financing leases, deferred income and income taxes among others, affect its more significant judgments and estimates used in the preparation of its combined financial statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There were no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2010 (“Fiscal 2010”).  Material subsequent events are evaluated and disclosed through the issuance date of this Quarterly Report on Form 10-Q.

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

4. Income Taxes

The benefit for income taxes for the three and nine months ended July 31, 2011 and 2010 is estimated using the estimated annual effective tax rate for the fiscal years ending October 31, 2011 and 2010.  The effective income tax rate for the first nine months of Fiscal 2011 and Fiscal 2010 was estimated at 34%.

The Companies’ practice is to recognize interest and/or penalties related to income tax matters as income tax expense in its combined financial statements. As of and for the nine months ended July 31, 2011, no interest and penalties have been accrued in the combined balance sheet and no expense is reflected in the combined statement of operations.    At July 31, 2011, federal and state tax returns for years ending October 31, 2007 and later are subject to future examination by the respective tax authorities.

5.  Stock Based Compensation

During the nine months ended July 31, 2011 and July 31, 2010 no stock options were issued or exercised.

Option activity during the nine month period ended July 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2010	43,000	$38.40	$1,651,200	0.88
Granted	0	0	0
Exercised	0	0	0
Expired	21,500	$37.80	$812,700	0
Outstanding at July 31, 2011	21,500	$39.00	$838,500	0.67

Options exercisable at July 31, 2011	21,500	$39.00

Option exercise price range	$39.00

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

6.  Land and Land Development Costs

Land and improvements in progress held for development consist of the following:

	07/31/2011	10/31/2010
Land unimproved designated for development	$10,901,858	$11,094,647
Residential development	3,456,229	4,006,189
Infrastructure development	6,551,120	6,309,901
	$20,909,207	$21,410,737

The decrease in land unimproved designated for development was primarily the result of two land sales in the second quarter of Fiscal 2011. Residential development costs decreased due to the reclassification of two condo units to long-lived assets held for sale and the sale of four condo units at Boulder Lake Village and two duplex townhouses in Woodsbluff Court in Fiscal 2011.  The increase in infrastructure development was primarily related to design modifications related to the Big Boulder wastewater facility.

7.  Land

	07/31/2011	10/31/2010
Land held for investment
Land – Unimproved	$2,302,492	$2,302,492
Land – Commercial rental properties	6,183,525	6,183,525
Land – Ski areas	37,706	37,706
	$8,523,723	$8,523,723

8.  Pension Benefits

Components of Net Periodic Pension Cost:

	Three Months Ended		Nine Months Ended
	07/31/11	07/31/10	07/31/11	07/31/10

Service Cost	$14,000	$43,214	$42,000	$143,214
Interest Cost	98,000	104,721	294,000	310,721
Expected return on plan assets	(95,500)	(78,398)	(286,500)	(238,398)

Net amortization and deferral:
Amortization of transition obligation	0	717	0	2,151
Amortization of prior service cost	0	68	0	206
Amortization of accumulated loss	50,250	69,960	150,750	198,960
Net amortization and deferral	50,250	70,745	150,750	201,317
Total net periodic pension cost	$66,750	$140,282	$200,250	$416,854

The Companies expect to contribute $637,450 to their pension plan in Fiscal 2011.  As of July 31, 2011, the Companies made contributions totaling $310,100 and anticipate contributing an additional $327,350 to fund their pension plan in Fiscal 2011.

9.  Investment in Direct Financing Leases

The Companies lease the Jack Frost and Big Boulder ski areas to a third party under direct financing leases that extend through 2034.  The leases provide for minimum rental payments, with scheduled payment increases based upon the U.S. Consumer Price Index, not to exceed 4% in any given year.  Minimum annual future lease payments due under these leases at July 31, 2011 are as follows:

2012	$267,408
2013	274,094
2014	280,946
2015	287,970
2016	295,169
Thereafter	14,534,805
TOTAL	$15,940,392

The Companies net investment in direct financing leases consists of the following as of July 31, 2011 and October 31, 2010:

	07/31/11	10/31/10
Minimum future lease payments	$7,509,513	$7,757,213
Unguaranteed residual value of lease properties	8,430,879	8,430,879
Gross investment in lease	15,940,392	16,188,092
Unearned income	(7,648,048)	(7,889,299)
Net investment in direct financing leases	$8,292,344	$8,298,793

Unearned interest income is amortized to income using the interest method.  The scheduled increases in future annual lease payments have been accounted for on a straight line basis over the terms of the leases in accordance with generally accepted accounting principles (“GAAP”)

10.  Per Share Data

     Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period.  The calculation of diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the relevant period, net of assumed repurchases using the treasury stock method. For the three and nine months ended July 31, 2011 and 2010, all outstanding unexercised stock options would be excluded from the calculation of diluted EPS because the exercise price of all such options exceeded the market price of the Companies’ common stock.  As a result, the calculation of diluted EPS has been excluded from the table below since diluted EPS for these periods is equal to EPS.

     Weighted average basic shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for the three and nine months ended July 31, 2011 and July 31, 2010 are as follows:

     Basic loss per weighted average combined share is computed as follows:

	Three Months Ended		Nine Months Ended
	07/31/11	07/31/10	07/31/11	07/31/10
Net loss	($377,474)	($635,300)	($1,326,689)	($1,679,347)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.15)	($0.26)	($0.54)	($0.68)

11.  Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the nine months ended July 31, 2011 and 2010:

	2011	2010
Cash paid during the period for:
Interest	$1,306,362	$1,244,288
Income taxes	$28,899	$205,212

Non cash operating activities:
Timing difference pertaining to the Amended and Restated Term Note dated July 29, 2011 and the receipt of proceeds on August 11, 2011 which resulted in an increase in accounts receivable and mortgages receivable and debt	$2,000,000	$0

Reclassification of assets from land and land development costs to land improvements, buildings and equipment, net and from land held for investment to land and land development costs	$0	$319,359

Reclassification of assets from land and land development costs to long-lived assets held for sale	$353,234	$1,428,937

Reclassification of assets from land held for recreation to land held for investment, principally unimproved	$37,706	$0

12. Subsequent Events

The Companies have evaluated and disclosed subsequent events from July 31, 2011 through the issuance date of this Form 10-Q.

On August 12, 2011, Mr. Patrick Flynn resigned his position as Director and President of the Companies.  On August 8, 2011 the Board of Directors unanimously approved the appointment of Bruce Beaty as President effective August 12, 2011. Mr. Beaty, age 52, has served on the Companies’ Board of Directors since April 2006.  Mr. Beaty also has served as the Managing Partner of Asterion Capital LLC, an investment management firm based in Stamford, Connecticut, since he founded the company in February 2004.  The Companies have agreed to pay Mr. Beaty $50,000 as annual compensation for his service.

On August 15, 2011 the Companies entered into an amendment to the Phase 3 Agreement of Sale dated February 17, 2011 with The Conservation Fund, extending the inspection period from August 16, 2011 to February 16, 2012.  The Agreement of Sale is for 376 acres in Thornhurst, Lackawanna County for the purchase price of $1,600,000.

On August 17, 2011, Blue Ridge entered into an Agreement of Sale for the property located at 4306 South College Avenue in Fort Collins, Colorado for the purchase price of $1,450,000.  The buyer has deposited $30,000 into an escrow account.  The escrowed funds and the remaining balance of the purchase price, $1,420,000, shall be payable to Blue Ridge at closing.

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

The Companies do not intend to update these forward-looking statements, to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events except as required by law.  The Companies qualify all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the cautionary statements referenced above.

Overview

Since the early 1980s, the Companies have developed five resort communities in close proximity to their Jack Frost Mountain and Big Boulder Ski Area resorts.  The Companies’ resorts are located in the Pocono Mountains of Pennsylvania, an area which offers year-round regional tourist appeal and a quiet, relaxing vacation environment.

The Companies own 14,102 acres of land in Northeastern Pennsylvania, along with 15 acres in various other states.  Of these land holdings, the Companies’ have designated 3,394 acres as held for development.  It is expected that all of the Companies’ planned developments will be subdivided and sold as parcels of land, while others will be developed into single and multi-family housing.

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

The Companies are offering for sale homes in the Laurelwoods II community and the Boulder Lake Village Condominium development overlooking Big Boulder Lake and Ski Resort located in Lake Harmony, Pennsylvania. In Phase I of the Laurelwoods II community, construction was completed on 22 single family homes, all of which have been sold.  Municipal approval has been received for the construction of 44 duplex and 22 single units in Phase II of the Laurelwoods II community and construction of eight of the duplex units has been completed.  Five of these completed units have been sold and the three other units are in inventory.  Municipal approval has been received for the construction of 144 condominium units in the Boulder Lake Village condominium development.  Boulder Lake Village “Building J” is comprised of 18 condominium units, and construction has been completed on 17 of these units.  Six of these completed units have been sold, one unit has been decorated as a model, one unit accommodates a sales office and nine are held in inventory.  The remaining condominium unit is expected to be completed during Fiscal 2011.

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

During the nine months ended July 31, 2011, management has pursued selective sales of land, some of which may be treated as section 1031 tax deferred exchanges under the IRC.  Management intends to continue such sales through Fiscal 2011, and the Companies also intend to continue researching income producing investment properties for potential acquisition during this time.

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

The Companies also own the Jack Frost National Golf Course which opened in the spring of 2007.  The golf course is managed by Billy Casper Golf, LLC, a nationally recognized golf course management company.

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

Recent Developments

Effective as of July 29, 2011, the Companies entered into an Amended and Restated Term Note (the “Amended and Restated Note”) with Manufacturers and Traders Trust Company (the “Bank”), which amends and restates the Term Note dated July 29, 2010 (the “Original Note”), entered into by the Companies and the Bank.  Under the terms of the Original Note, the Bank had extended to the Companies a loan in an aggregate principal amount of $2,600,000 to complete construction of certain residential units and for other working capital purposes.  Under the terms of the Amended and Restated Note, the Bank increased the Companies’ loan by an aggregate of $2,000,000, to a maximum principal amount of $4,600,000 and extended the maturity date of the Original Note from July 29, 2011 to December 31, 2011.  The Loan is secured by (a) Amended and Restated Open-End Mortgages (the “Amended and Restated Mortgages”), granted by the Companies and their wholly-owned subsidiary Northeast Land Co., on all of the Companies’ right, title and interest in and to the land, improvements and leases at Jack Frost Mountain Ski Area and Big Boulder Ski Area, both of which are located in Kidder Township, Carbon County, Pennsylvania, as well as other land, improvements and leases located in Kidder Township, Carbon County, Pennsylvania and Tunkhannock Township, Monroe County, Pennsylvania (such real property, the “Mortgaged Property”); (b) a first priority perfected security interest in all non-real estate assets of each of the Companies included in the Mortgaged Property; and (c) the unlimited and unconditional guaranty and suretyship of Kimco Realty Corporation, the Companies’ majority shareholder.  Interest on the Amended and Restated Note is due and payable on a monthly basis or as otherwise invoiced by the Bank, and accrues at a variable rate based on 3.00 percentage points above one-month LIBOR.  The Companies intend to use the Loan for working capital purposes.  The principal amount of the Loan is to be paid in full on December 31, 2011.

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

Revenues are derived from a wide variety of sources, including sales of real estate, management of investment properties, home construction, property management services, timbering, golf activities, and leasing activities.  Revenues are recognized as services are performed, except as noted below.

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

Deferred income consists of rents, ski area leases, dues and deposits on land or home sales. These rents, which are not yet earned are rents from the Companies’ commercial properties that have been paid in advance.  Ski area leases are paid over a four month period from December to March and recognized over the year.  Dues are dues paid in advance related to memberships in the Companies’ hunting and fishing clubs and golf course memberships paid. Revenues related to the hunting and fishing clubs and golf course memberships are recognized over the seasonal period that the dues cover.  The Companies recognize revenue related to the fishing club over a five month period from May through September, and the golf course over a seven month period, from April through October.  Deposits are required on land and home sales.

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

The fair value of each option award is estimated at the date of grant using an option pricing model.  Expected volatilities are based upon historical volatilities of the Companies’ stock.  The Companies use historical data to estimate option exercises and employee terminations with the valuation model.  The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Companies have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Results of Operations for the Three and Nine Months Ended July 31, 2011 and 2010

Operations for the three and nine months ended July 31, 2011 resulted in a net loss of $377,474 and $1,326,689, or $0.15 and $0.54 per combined share respectively, compared to a net loss of $635,300 and $1,679,347, or $0.26 and $0.68 per combined share, for the three and nine month periods ended July 31, 2010, respectively.

Revenues

Combined revenue of $2,528,377 and $5,010,791 for the three and nine months ended July 31, 2011 represents an increase of $295,682 and $558,232, respectively, compared to the three and nine months ended July 31, 2010.  Real Estate Management Operations / Rental Operations revenue increased $6,147 and decreased $23,972, or 1% and (1%), respectively, for the three and nine months ended July 31, 2011, compared to the three and nine months ended July 31, 2010. Land Resource Management revenue increased $289,535 and $582,204, or 21% and 30% for the three and nine months ended July 31, 2011 compared to the three and nine months ended July 31, 2010, respectively.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations revenue was $2,491,472 for the nine months ended July 31, 2011, compared to $2,515,444 for the nine months ended July 31, 2010, which resulted in a decrease of $23,972, or (1%).  This decrease was primarily attributed to a decrease in Moseywood Construction Company’s new home construction sales.  Revenue for new home construction sales for the nine months ended July 31, 2011 was $0, compared to residual revenue of $93,628 for the nine months ended July 31, 2010, a decrease of $93,628.  The Companies have not accepted any new home construction contracts since July 3, 2008 due to the ongoing, overall economic slowdown.  All new homes under the existing contracts have been completed.  Trust service fees, which are fees for water, sewer and road maintenance, for the nine months ended July 31, 2011, increased to $512,497 as compared to $503,883 for the nine months ended July 31, 2010, an increase of $8,614, or 2%.  Rental revenue for the nine months ended July 31, 2011 increased to $1,749,746 as compared to $1,686,925 for the nine months ended July 31, 2010, an increase of $62,821, or 4%.  This increase was primarily attributable to the acquisition of a commercial property in Fort Collins, Colorado in the second quarter of Fiscal 2010 resulting in rental revenue of $87,000 for the nine months ended July 31, 2011 as compared to $49,714 for the nine months ended July 31, 2010 for an increase of $37,286, or 75%  Revenue related to the lease of the ski areas was $219,503 for the nine months ended July 31, 2011 as compared to $189,666 for the nine months ended July 31, 2010 for an increase of $29,837, or 16%. This increase was primarily related to water testing service revenue.

Land Resource Management

For the nine months ended July 31, 2011, Land Resource Management revenues increased to $2,519,319 compared to $1,937,115 for the nine months ended July 31, 2010, an increase of $582,204, or 30%.  This increase is primarily attributable to four condominium sales in Boulder Lake Village and two duplex townhouse sales in Laurelwoods II community totaling $1,830,615 for the nine months ended July 31, 2011, as compared to three single family home sales and one condominium sale in Boulder Lake Village for $1,193,575 for the nine months ended July 31, 2010, an increase of $637,040, or 53%.  For the nine months ended July 31, 2011, timbering revenue was $77,900 as compared to $0 for the nine months ended July 31, 2010. Land Sale revenue for the nine months ended July 31, 2011 decreased to $165,976 as compared to $259,347 for the nine months ended July 31, 2010, a decrease of $93,371, or 36%.  Land sales do not occur on a regular basis.  The Jack Frost National Golf Course’s revenue for the nine months ended July 31, 2011 decreased to $444,828 as compared to $484,193 for the nine months ended July 31, 2010, a decrease of $39,365, or 8%, which was primarily due to a decrease in membership and initiation fees.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the nine months ended July 31, 2011 decreased to $1,549,719 compared to $1,704,830 for the nine months ended July 31, 2010, a decrease of $155,111, or 9%.  For the nine months ended July 31, 2011, new home construction costs decreased to $250 compared to $75,728 for the nine months ended July 31, 2010, a decrease of $75,478, or 99%.  Operating expenses for the new home construction division for the nine months ended July 31, 2011 decreased to $0 as compared to $107,281 for the nine months ended July 31, 2010.  These decreases are attributable to our decision not to accept any new home construction contracts.  All new homes under the existing contracts have been completed.

Land Resource Management

Operating costs associated with Land Resource Management for the nine months ended July 31, 2011 increased to $3,279,028 compared with $2,704,546 for the nine months ended July 31, 2010, an increase of $574,482, or 21%.  This increase is primarily attributable to an increase in construction costs related to real estate development, which were $1,091,827 for the nine months ended July 31, 2011 as compared to $837,531 for the nine months ended July 31, 2010, an increase of $254,296, or 30%.  This increase was the result of the sale of four condominiums in Boulder Lake Village and one furnished and one unfurnished duplex townhouse sales in the Laurelwoods II community during the nine months ended July 31, 2011, as compared to the sale of three single family homes and one condominium in Boulder Lake Village during the nine months ended July 31, 2010.  Correspondingly, the real estate development operating expenses for the nine months ended July 31, 2011 increased to $938,816 as compared to $535,677 for the nine months ended July 31, 2010, an increase of $403,139, or 75%.  This increase was primarily due to furnishings related to the sale of the Laurelwoods II duplex townhouse ($53,076), salaries and related benefits and taxes no longer being capitalized ($52,941), interest expense ($110,892), construction management fees ($45,710), commissions ($31,506), architectural and engineering fees ($34,280) and closing costs ($60,113).  The Jack Frost National Golf Course expenses decreased by $21,852 for the nine months ended July 31, 2011 as compared to the nine months ended July 31, 2010 primarily due to decreased course repairs and maintenance ($6,469) and advertising ($14,525).  There were two land sales for the nine month period ended July 31, 2011 as compared to four land sales for the nine month period ended July 31, 2010 resulting in a decrease in the cost of land sold by $59,516 and related operating expense by $10,975.  There was one timbering contract for the nine months ended July 31, 2011 resulting in consulting fees of $9,390.

General and Administration

General and Administration costs for the nine months ended July 31, 2011 decreased to $1,293,345 as compared to $1,846,984 for the nine months ended July 31, 2010, a decrease of $553,639, or 30%.

This decrease is primarily related to pension costs ($191,110), salaries and related benefits and payroll taxes ($182,013), consulting fees ($66,869), professional service fees ($39,805) and supplies and services ($70,447).

Other Income and Expense

Interest and other income decreased to $251,675 for the nine months ended July 31, 2011 compared to $255,278 for the nine months ended July 31, 2010, a decrease of $3,603, or 1%.

Interest expense for the nine months ended July 31, 2011 increased to $1,155,563 compared to $995,824 for the nine months ended July 31, 2010, an increase of $159,739, or 16%.  Effective as of July 29, 2011, the Companies entered into the Amended and Restated Note with the Bank, which increased the original $2,600,000 demand note by an aggregate of $2,000,000 to $4,600,000.  Interest expense relating to this note was $103,514 for the nine months ended July 31, 2011 as compared to $0 for the nine months ended July 31, 2010. The Companies have a $9,000,000 line of credit with the Bank to fund real estate development which resulted in interest expense relating to the completed and unsold units at Boulder Lake Village and Woodsbluff duplexes increasing to $141,615 for the nine months ended July 31, 2011 as compared to $110,589 for the nine months ended July 31, 2010, an increase of $31,026, or 28%.  In addition, the Companies acquired a commercial property in Fort Collins, Colorado in February 2010 which resulted in an interest expense of $35,175 for the nine months ended July 31, 2011 as compared to $20,056 for the nine months ended July 31, 2010, an increase of $15,119, or 75%.  These increases were offset by the repayment of other debt.

Tax Rate

The effective tax rate for the nine months ended July 31, 2011 and 2010 was 34%.  The rate for Fiscal 2011 is specific to federal taxes.  There is no benefit for state income tax because the Companies fully reserved the future benefit.

Liquidity and Capital Resources

As reflected in the Combined Statements of Cash Flows, net cash provided by operating activities was $555,537 for the nine months ended July 31, 2011 versus net cash used in operating activities of $663,935 for the nine months ended July 31, 2010.  The increase in net cash provided by operating activities for the nine months ended July 31, 2011 is primarily attributable to increased sales in real estate development and decreased net loss.

For the nine months ended July 31, 2011, maintenance equipment for our golf course was the major capital expenditure.

On February 25, 2010, the Companies entered into a Deed of Trust and Security Agreement and Purchase Money Promissory Note (the “Grove Note”) with The Stephen A. Grove Descendants Trust in the amount of $670,000, which encumbers certain real property owned by Blue Ridge located in Fort Collins, Colorado.  This property is currently leased to AmRest, LLC d/b/a Applebee’s. The Grove Note has a term of five years and requires monthly payments in the amount of $3,908.33 beginning March 1, 2010 and ending February 28, 2015, at which time the remaining principal balance and all interest accrued shall become due and payable. The interest rate is fixed at 7.00%.  The Companies entered into an Agreement of Sale for this property on August 17, 2011 for a purchase price of $1,450,000.

On July 29, 2010, the Companies entered into a Loan Agreement (the “Loan”) and Term Note (“the Note”) with the Bank in the amount of $2,600,000.  The principal amount of the Loan was to be paid in full on July 29, 2011.  Effective as of July 29, 2011, the Companies entered in to the Amended and Restated Note with the Bank, which increased the loan by an aggregate of $2,000,000 to $4,600,000 and extended the maturity date of the Original Note from July 29, 2011 to December 31, 2011.  The Amended and Restated Note is secured by (a) the Amended and Restated Mortgages granted by the Companies and their wholly-owned subsidiary Northeast Land Co., on all of the Borrowers’ right, title and interest in and to the land and improvements and leases at Jack Frost Mountain Ski Area and Big Boulder Ski Area, both of which are located in Kidder Township, Carbon County, Pennsylvania and Tunkhannock Township, Monroe County, Pennsylvania; (b) a first priority perfected security interest in all non-real estate assets of each of the Borrowers; and (c) the unlimited and unconditional guaranty and suretyship of Kimco Realty Corporation, the Companies’ majority shareholder.   Interest on the Amended and Restate Note is due and payable on a monthly basis and accrues at a variable rate based on 3.00 percentage points above one-month LIBOR. At July 31, 2011 the interest rate equaled 3.19%.   Although the Amended and Restated Note was effective as of July 29, 2011, the $2,000,000 in proceeds under the note were received on August 11, 2011.  As a result, at July 31, 2011, the funds were recorded as a receivable.  The additional proceeds of the Loan are being used for working capital purposes.

The Companies have a $9,000,000 line of credit with the Bank to fund real estate development with a construction sub-limit of $4,400,000 and site development sub-limit of $4,600,000.  The interest rate on this line of credit is equal to the greater of overnight LIBOR plus 3.5% or the daily 30-day LIBOR plus 3.5%, with an interest rate floor of 5.5%.  The Companies maintain an interest reserve account which was established in the third quarter of Fiscal 2009 as security for the payment of interest with the proceeds from a sale of land.  Interest is due and payable on a monthly basis and at July 31, 2011, the interest rate equaled 5.5% and the balance of the interest reserve escrow account was $200,664.  The remaining principal and any accrued interest are due and payable on September 30, 2012.  The Companies utilized a portion of the proceeds from the sale of four Boulder Lake Village condominium units and two Laurelwoods Woodsbluff Court duplex units to repay $1,166,258 and $472,512 on the Construction and Site Development sub-limits, respectively, during the nine months ended July 31, 2011.  At July 31, 2011, $3,239,131 and $2,917,521 were outstanding on the Construction and Site Development sub-limits, respectively

The total principal amount outstanding under the aggregate line of credit may not exceed the lesser of (a) $9,000,000, or (b) 80% of the cost or appraised value of the units.  The loan agreement requires, among other things, that the Companies comply annually with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies have not met the required debt service coverage ratio at October 31, 2010 and have obtained a waiver from the Bank for this covenant.

The Companies also have a $3,100,000 line of credit with the Bank for general operations.  At July 31, 2011, $2,913,421 was outstanding on the $3,100,000 line at a 5.5% interest rate.

The following table sets forth the Companies’ significant contractual cash obligations for the items indicated as of July 31, 2011:

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lines of Credit	$9,070,073	$9,070,073	$0	$0	$0
Long-Term Debt	21,391,509	4,988,015	9,213,463	524,061	6,665,970
Capital Leases	160,661	55,014	105,647	0	0
Purchase Obligations	17,896	17,896	0	0	0
Pension Contribution Obligations	327,350	327,350	0	0	0
Total Contractual Cash Obligations	$30,967,489	$14,458,348	$9,319,110	$524,061	$6,665,970

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At July 31, 2011, we had $13,797,988 of variable rate indebtedness, representing 45% of our total debt outstanding, at an average rate of 4.71% (calculated as of July 31, 2011).  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.

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
10.1

$4,600,000 Amended and Restated Term Note, dated July 29, 2011, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Company, Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company. (filed August 12, 2011 as Exhibit 10.1 Form 8-K and incorporated herein by reference.)

10.2

$4,600,000 Amended and Restated Open-End Mortgage, dated July 29, 2011, between Blue Ridge Real Estate Company and Manufacturers and Traders Trust Company. (filed August 12, 2011 as Exhibit 10.2 Form 8-K and incorporated herein by reference.)

10.3

$4,600,000 Amended and Restated Open-End Mortgage, dated July 29, 2011, between Big Boulder Corporation and Manufacturers and Traders Trust Company. (filed August 12, 2011 as Exhibit 10.3 Form 8-K and incorporated herein by reference.)

10.4

$4,600,000 Amended and Restated Open-End Mortgage, dated July 29, 2011, between Northeast Land Company and Manufacturers and Traders Trust Company. (filed August 12, 2011 as Exhibit 10.4 Form 8-K and incorporated herein by reference.)

10.5

Agreement of Sale, Phase 3, dated February 17, 2011 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania. (filed February 18, 2011 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)

31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   September 14, 2011

/s/ Eldon D. Dietterick

Eldon D. Dietterick

Executive Vice President/Treasurer

Dated:   September 14, 2011

/s/ Cynthia A. Van Horn

Cynthia A. Van Horn

Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1

$4,600,000 Amended and Restated Term Note, dated July 29, 2011, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Company, Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company. (filed August 12, 2011 as Exhibit 10.1 Form 8-K and incorporated herein by reference.)

10.2

$4,600,000 Amended and Restated Open-End Mortgage, dated July 29, 2011, between Blue Ridge Real Estate Company and Manufacturers and Traders Trust Company. (filed August 12, 2011 as Exhibit 10.2 Form 8-K and incorporated herein by reference.)

10.3

$4,600,000 Amended and Restated Open-End Mortgage, dated July 29, 2011, between Big Boulder Corporation and Manufacturers and Traders Trust Company. (filed August 12, 2011 as Exhibit 10.3 Form 8-K and incorporated herein by reference.)

10.4

$4,600,000 Amended and Restated Open-End Mortgage, dated July 29, 2011, between Northeast Land Company and Manufacturers and Traders Trust Company. (filed August 12, 2011 as Exhibit 10.4 Form 8-K and incorporated herein by reference.)

10.5

Agreement of Sale, Phase 3, dated February 17, 2011 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania. (filed February 18, 2011 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)

31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith