Form 10-K
period 2011-10-31
BLUE RIDGE REAL ESTATE CO
filed 2012-01-30
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934
For the fiscal year ended October 31, 2011

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

Large Accelerated filer ☐                                                                            Accelerated Filer                   ☐

Non-Accelerated filer   ☑ (Do not check if smaller reporting company)                Smaller reporting company   ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of Act).  Yes  ☐ No  ☑

The aggregate market value of common stock, without par value, stated value $0.30 per combined share, held by non-affiliates at April 30, 2011 (the last business day of the registrants’ most recently completed second fiscal quarter), was $7,770,375.  Such aggregate market value was computed by reference to the closing price of the common stock of the registrants on the over-the-counter bulletin board on April 30, 2011.  There is no established public trading market for the registrants’ stock.

The number of shares of common stock of the registrants’ classes of common stock outstanding as of January 27, 2012 was 2,450,424.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrants’ 2011 Annual Report to Shareholders for the fiscal year ended October 31, 2011 are incorporated by reference into Parts II and IV hereof.

Specified portions of the registrants’ definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

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

For Fiscal Year Ended October 31, 2011

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are made based upon, among other things, our current assumptions, expectations and beliefs by management concerning future developments and their potential effect on us.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements,” including but not limited to statements regarding the conducting of future construction in phases and the use of profits of such construction; the effect of accounting policies on significant judgments; the materiality of current legal proceedings with which we are involved; the current and future real estate market in the Pocono Mountains; the timing and outcome of our planned land development; contributions to our pension plan; our land development and infrastructure plans in and around Jack Frost Mountain and Big Boulder Lake and Ski Resort; our issuance of options and recognition of compensation expense; commencement of new development projects; acquisitions of income producing properties; land tract sales that are to be treated as tax deferred exchanges; the impact on our business of the land sales made in November and December 2011, and our anticipated cash needs.

These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•

Changes in market demand and/or economic conditions within our local region and nationally, including changes in consumer confidence, volatility of mortgage interest rates and inflation;

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

We do not intend to update these forward-looking statements, to reflect circumstances or events that occur after the date of the forward-looking statements are made or to reflect the occurrence of unanticipated events except as required by law.  We qualify all the forward-looking statements contained in this Annual Report on Form 10-K by the cautionary statements referenced above.

PART I

ITEM 1.  BUSINESS

Blue Ridge Real Estate Company

Blue Ridge Real Estate Company, or Blue Ridge, was incorporated in Pennsylvania in 1911 and is believed to be one of the largest owners of investment property in Northeastern Pennsylvania.  At October 31, 2011, Blue Ridge owned 13,236 acres of land predominately located in the Pocono Mountains, along with 13 acres of land in various other states.  Of this acreage, 10,159 acres were held for investment, 3,090 acres were held for development.  Income is derived from these lands through leases, selective timbering by third parties, sales and other dispositions. Included in the properties owned by Blue Ridge are: the Jack Frost National Golf Course on 203 acres of land;89 acres of land in Northeast Land Company of which 3 acres are held for investment and 86 acres of land held for development; a commercial property comprised of 2.9 acres of vacant land; a shopping center with 9.4 acres of land; four residential investment properties; three retail stores, two of which are leased to Walgreen Company on 3.4 acres and one of which was leased to Jack in the Box on 1.2 acres.  On November 29, 2011, Blue Ridge sold the retail store which was leased to Jack in the Box on 1.2 acres of land.  All of these investment properties are more fully described under Item 2 below.

Jack Frost Mountain Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1980 and commenced operations on June 1, 1981. It was created to lease and operate the Jack Frost Mountain Ski Area and to provide certain services to other facilities, such as the Snow Ridge resort community, and to operate recreational facilities located within the Jack Frost Mountain tract. The lease between Blue Ridge and Jack Frost Mountain Company for the Jack Frost Mountain Ski Area was terminated on November 30, 2005.  On December 1, 2005, Blue Ridge entered into a 28-year lease with JFBB Ski Areas Inc., an unrelated party and an affiliate of Peak Resorts, for the lease of the Jack Frost Mountain Ski Area.  JFBB Ski Areas Inc. operated the Jack Frost Mountain Ski Area and made monthly lease payments to Blue Ridge during the ski season (January to April).  On December 15, 2011, Blue Ridge sold the Jack Frost Mountain Ski Area on approximately 201 acres of land to JFBB Ski Areas, Inc. and the lease was terminated.  Revenue generated by the lease prior to its termination is included in the Real Estate Management/Rental Operations business segment.

Northeast Land Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1967. The primary asset of this subsidiary is 89 acres of land in Northeast Pennsylvania of which 3 acres are held for investment and 86 acres are held for development.  Revenue for Northeast Land Company is derived from property leases.  Effective October 1, 2006, Mountain Resort Villas, an unrelated party and an affiliate of Appletree Management Group, Inc. purchased certain property management and rental management contracts from Northeast Land Company.  Mountain Resort Villas currently leases certain buildings from the Companies for use in the operation and maintenance of Northeast Land Company’s former rental program. In April 2009, management closed the real estate sales office known as Jack Frost Big Boulder Real Estate located in our Blue Heron Community in Lake Harmony, Pennsylvania.  Effective April 24, 2009, the Companies signed an agreement with Pocono Resorts Realty, a well-known local real estate agency, pursuant to which Pocono Resorts Realty markets the Companies’ current home sale listings and the newly constructed homes at Big Boulder.  Northeast Land Company has no employees.

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

Boulder Creek Resort Company was incorporated in Pennsylvania in December 2004.  It was created to consolidate the branding and marketing of our properties in the Pocono Mountains as a single resort destination.

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

As of October 31, 2011, Blue Ridge employed 12 full-time employees and Jack Frost National Golf Course, Inc. employed one full time employee in its food and beverage department.

Big Boulder Corporation

Big Boulder Corporation, or Big Boulder, was incorporated in Pennsylvania in 1949. At October 31, 2011, Big Boulder’s primary asset was 864 acres of land, which included a 175 acre lake, the Big Boulder Ski Area and the Boulder View Tavern (formerly known as the Mountain’s Edge Restaurant). Of the 864 acres, 560 acres were held for investment, and 304 acres were held for development. The principal source of revenue for Big Boulder is the sale of residential homes and real estate in close proximity to the Big Boulder Ski Area.  On December 1, 2005, Big Boulder entered into a 28-year lease with JFBB Ski Areas, Inc., an unrelated party and affiliate of Peak Resorts, for the lease of the Big Boulder Ski Area.  JFBB Ski Areas Inc. operated the Big Boulder Ski Area and made monthly lease payments to Big Boulder during the ski season (January to April).  On December 15, 2011, Big Boulder sold the Big Boulder Ski Area on approximately 110 acres of land to JFBB Ski Areas, Inc. and the lease was terminated.  Revenue generated by the lease prior to its termination is included in the Real Estate Management/Rental Operations business segment.

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

Big Boulder has no employees.

Strategy

Over the past 30 years, we have developed resort residential communities adjacent to the Jack Frost Mountain and Big Boulder Ski Areas located in Lake Harmony, Kidder Township, Pennsylvania.  These communities are located in the Pocono Mountains of Pennsylvania, a popular recreation destination for local and regional visitors, especially from the New York City and Philadelphia metropolitan areas.  The scenic hills and valleys of the Pocono Mountains offer many opportunities to enjoy outdoor activities such as golfing, fishing, hunting, skiing, snowboarding and other sport venues.

At October 31, 2011, we owned 14,100 acres of land in Northeast Pennsylvania along with 13 acres in various other states.  Of these land holdings, we designated 10,719 as held for investment, 3,394 acres as held for development.  It is expected that all of our planned developments will either be subdivided and sold as parcels of land, or be developed into single and multi-family housing.

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

With recent changes in management and in light of the economic environment, we will undertake a thoughtful review of our strategic plan and update our master development plan.  We have initiated a process of cataloging our land inventory and our oil, gas and mineral rights and are developing a long term portfolio strategy with a view to maximize shareholder value.  We will continue to opportunistically look at asset sales.

Business Segments

We currently operate in two business segments, which consist of Real Estate Management/Rental Operations and Land Resource Management.  Our business segments were determined from our internal organization and management reporting, which are based primarily on differences in services we provide.  Financial information about our segments can be found in Note 15 to our audited financial statements.  We previously operated in three business segments, the third being Summer Recreation Operations.  Effective April 30, 2010, results of operations for the golf course were reclassified to the Land Resource Management segment from the Summer Recreation Operations segment.  The Summer Recreation Operations segment no longer exists as a result of the reclassification.  Certain amounts in the Fiscal 2009 and 2010 combined financial statements have been reclassified to conform to the Fiscal 2011 presentation.

Real Estate Management/Rental Operations

Real Estate Management/Rental Operations consists of: investment properties leased to others located in Eastern Pennsylvania, New Jersey, Minnesota, Louisiana and Texas; recreational club activities and services to the trusts that operate resort residential communities; sales of investment properties; and rental of land and land improvements, which includes the leasing of the Jack Frost Mountain and Big Boulder Ski Areas.

Land Resource Management

Land Resource Management consists of: land sales; land purchases; timbering operations; the Jack Frost National Golf Course, and a real estate development division.  Timbering operations consist of selective timbering on our land holdings.  Contracts are entered into for parcels that have had the timber selectively marked.  We rely on the advice of our forester, who is engaged on a consulting basis and who receives a commission on each stumpage contract, for the timing and selection of certain parcels of land for timbering.  Our forester gives significant attention to protecting the environment and retaining the value of these parcels for future timber harvests.  The real estate development division is responsible for the residential land development activities which include overseeing the construction of single and multi-family homes and development of infrastructure.

Funds expended to date for real estate development have been primarily for infrastructure improvements and home construction in the Laurelwoods II and Boulder Lake Village communities.  Construction of 22 single family homes and four duplex homes in Laurelwoods II have been completed.  The construction of 18 condominium units within Building J at Boulder Lake Village on Big Boulder Lake have been completed as well.  Other expenditures for our development projects in the planning phases include fees for architects, engineers, consultants, studies and permits.

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

Planned Real Estate Development

We have constructed 22 of 23 planned single family homes and eight of 44 duplex units in Phase I and Phase II of the Laurelwoods II community. In addition, we have constructed 18 of 144 planned condominium units at the Boulder Lake Village on Big Boulder Lake condominium community.  Of these projects, all of the single family homes, five of the duplex units and six of the condominium units have been sold.

Due to the sustained weakness of the housing market nationwide, we continue to monitor the progress of residential home sales within the Northeast region.  No new residential development projects until the market stabilizes.

For the fiscal year ended October 31, 2012, or Fiscal 2012, we intend to continue selective sales of land, some of which may be treated as 1031 tax deferred exchanges under the Internal Revenue Code of 1986, as amended.

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

Executive Officers of the Registrant

Name and Title	Age	Office Held Since
Bruce Beaty Chief Executive Officer and President	53	2011
Richard T. Frey Vice President and Chief Operating Officer	61	2012
Cynthia A. Van Horn Chief Financial Officer and Treasurer	47	2012

Bruce Beaty has served as President and Chief Executive Officer of Blue Ridge and Big Boulder since his appointment on August 12, 2011.  Mr. Beaty has served as a Director of the Companies since April, 2006, and currently serves on the Boards of Directors’ Audit Committee.  In addition, Mr. Beaty has been the Managing Partner of Asterion Capital LLC, an investment management firm based in Stamford, Connecticut, since he founded the company in February 2004.

Richard T. Frey has served as Chief Operating Officer of Blue Ridge and Big Boulder since January 1, 2012.  Since October 2001, Mr. Frey has served as Vice President.  From 1992 until October

2001, Mr. Frey was employed as our Director of Food Services at both the Jack Frost Mountain and Big Boulder Ski Areas.

Cynthia A.  Van Horn has served as the Companies’ Chief Financial Officer and Treasurer since January 1, 2012.  From October 1996 until December 31, 2011, Mrs. Van Horn served as Controller.  From November 1995 until October 1996 Mrs. Van Horn was employed as the Companies’ Accounting Manager.

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

If the market values of our home sites, our remaining inventory of completed homes and other developed real estate assets were to drop below the book value of those properties, we would be required to write-down the book value of those properties, which would have an adverse effect on our balance sheet and our earnings.

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

During 2011, we recorded total asset impairment costs of $1,178,651 which primarily related to the write-down of capitalized costs of two real estate projects due to current market conditions and the impairment of the direct financing lease which relates to the sale of the ski areas on December 15, 2011.  If market conditions were to continue to deteriorate, and the market values of our home sites, remaining homes held in inventory and other land developments were to fall below the book value of these assets, we could be required to take additional write-downs of the book value of those assets.

If we are not able to obtain suitable financing, our business and results of operations may decline.

Our business and earnings depend substantially on our ability to obtain financing for the development of our residential communities, whether from bank borrowings, public offerings or private placements of debt or equity.  Our revolving credit facilities mature in September 2012 and with approximately $20,770,000 of our long term debt due and payable at various times from December 2011 through August 2031.  Approximately 8,800,000 of that debt was paid with the proceeds of property sales which took place November 30, 2011 and December 15, 2011.

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

We have two revolving credit facilities available to provide a source of funds for operations, capital expenditures and other general corporate purposes.  The credit facilities contain financial covenants that we must meet on an annual basis.  These restrictive covenants require, among other things, that the Companies comply with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies did not meet the required debt service coverage ratio at October 31, 2011 and 2010 and have obtained waivers from the Bank for this covenant.  Future compliance with this covenant will be challenging if we continue to experience significant operating losses, asset impairments, abandonments, pension plan losses and other reductions in our net worth.

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

As of January 27, 2012, options to acquire 14,000 shares of our common stock were outstanding; all of which are exercisable at per share prices of $39.00, with a weighted average exercise price of $39.00.

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

As of January 27, 2012, Kimco Realty Services, Inc., a wholly-owned subsidiary of Kimco Realty Corporation, owned at least 1,425,154 shares, or approximately 58% of our outstanding voting stock. Kimco Realty Services is able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate actions, such as mergers and other business combination transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control over us unless it is supported by Kimco Realty Services.  Accordingly, your ability to influence us through voting your shares is very limited.

Mr. Michael J. Flynn, the Chairman of our board of directors, was also President, Chief Operating Officer and Vice Chairman of the board of directors of Kimco Realty Corporation until his retirement on December 31, 2008.  In addition, Mr. Patrick M. Flynn, who served as one of our directors and was our President and Chief Executive Officer until his resignation on August 12, 2011, was also a Managing Director of Real Estate at Kimco Realty Corporation.  Finally, Mr. Milton Cooper, who serves as one of our directors, also serves as Chief Executive Officer and Chairman of the board of directors of Kimco Realty Corporation.

Our common stock is thinly traded. Our stock price may fluctuate more than the stock market as a whole.

As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies.  Of the 2,450,424 shares of our common stock outstanding as of January 27, 2012, approximately 42% of such shares are beneficially owned by persons other than Kimco Realty Services, our controlling shareholder.  Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Our shareholders may perceive a conflict of interest because we do not currently maintain a fully independent audit committee.

Prior to August 12, 2011, our audit committee was made up of three individuals: Bruce F. Beaty, Patrick Flynn and Michael J. Flynn.  Effective August 12, 2011, Mr. Patrick Flynn, who was our President and served as a member of our board of directors, resigned from the Companies, and as of August 12, 2011 our audit committee has been comprised of Messrs. Beaty and Michael J. Flynn.  Effective August 12, 2011 Mr. Beaty was appointed as President of the Companies.  Mr. Michael J. Flynn was formerly the President, Chief Operating Officer and Vice Chairman of the board of directors of Kimco Realty Corporation until his retirement in December 2008.  Although we are exempt from regulations mandating an independent audit committee, our shareholders may perceive a conflict of interest because of the nature of the relationships of certain members of the audit committee.

ITEM 2.  PROPERTIES

Blue Ridge Real Estate Company

At October 31, 2011, the properties of Blue Ridge and its subsidiaries consisted of 13,249 acres of land owned by Blue Ridge, Northeast Land Company, Coursey Commons Shopping Center, LLC, Flower Fields Motel, LLC, Blue Ridge WNJ, LLC and Blue Ridge WMN, LLC.  These properties included the Jack Frost Mountain Ski Area, the Jack Frost National Golf Course, a commercial property comprised of 2.9 acres of vacant land, one shopping center, four residential investment properties, a sewage treatment facility, a corporate headquarters building and other miscellaneous facilities.  At October 31, 2011 Blue Ridge also owned three retail stores, two of which are leased to affiliates of Walgreen Company and one of which was leased to Jack in the Box during Fiscal Year 2011.

At October 31, 2011 Blue Ridge owned 13,143 acres of land in the Pocono Mountain region of Northeast Pennsylvania.  The majority of this property is leased to various hunting clubs.  Blue Ridge owns and leases to Jack Frost National Golf Course, Inc. an 18-hole golf facility known as Jack Frost National Golf Club, which is located on 203 acres near White Haven, Carbon County, Pennsylvania.  It commenced operations on April 20, 2007 and is managed by Billy Casper Golf, LLC, an unaffiliated third party operator.  Blue Ridge owns four residential investment properties, two of which are located in our resort communities.  Blue Ridge owns a sewage treatment facility that serves the resort housing at the Jack Frost Mountain Ski Area. The facility has the capacity of treating up to 400,000 gallons of wastewater per day.  Blue Ridge also owns The Stretch, an exclusive members-only fishing club located along a two mile stretch of the Tunkhannock Creek in Blakeslee, Pennsylvania.  Blue Ridge’s corporate office building is located at the intersection of Route 940 and Mosey Wood Road in Blakeslee, Pennsylvania.

During Fiscal Year 2011, Blue Ridge owned and leased to Jack in the Box Eastern Division, L.P., a retail store located in Anahuac, Texas.  On November 29, 2011, Blue Ridge sold the property. The property consisted of a free standing Jack in the Box restaurant, including 1 acre of land, with approximately 4,981 square feet of leasable space.

The Jack Frost Mountain Ski Area’s properties, located on approximately 201 acres of land, were leased under a direct financing lease to JFBB Ski Areas, Inc., an affiliate of Peak Resorts, for a 28 year period beginning December 1, 2005.  On December 15, 2011, Blue Ridge sold the Jack Frost Mountain Ski Area to JFBB Ski Areas, Inc. and the lease was terminated.

Northeast Land Company owns 89 acres of land located in the Pocono Mountains.

Coursey Commons Shopping Center, located in East Baton Rouge Parrish, Louisiana, is owned by Coursey Commons Shopping Center, LLC, a wholly-owned subsidiary of Blue Ridge.  The center consists of 9.4 acres, which includes approximately 67,750 square feet of retail space.  As of October 31, 2011, there were 15 tenants leasing 59,710 square feet, which represents 88% of the total square footage.

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

Big Boulder Corporation

At October 31, 2011, the properties owned by Big Boulder consisted of 864 acres located in the Pocono Mountains.  The properties included the Big Boulder Ski Area, a sewage treatment facility, Boulder View Tavern (formerly known as the Mountain’s Edge Restaurant) and the Big Boulder Lake Club.

Big Boulder Ski Area commenced operations in 1947.  As of December 1, 2005, the Big Boulder Ski Area, located on approximately 110 acres of land, was leased under a direct financing lease to JFBB Ski Areas Inc., an affiliate of Peak Resorts, for a 28 year period.  On December 15, 2011, Big Boulder sold the Big Boulder Ski Area to JFBB Ski Areas, Inc. and the lease was terminated.

A sewage treatment facility was constructed by Big Boulder to serve the resort housing within the Big Boulder Ski Area tract.  The facility has the capacity of treating 225,000 gallons of wastewater per day.

Big Boulder also constructed Boulder View Tavern, which consists of 8,800 square feet and is located on the eastern shore of Big Boulder Lake, Kidder Township, Carbon County, Pennsylvania.  The restaurant initially commenced operations in May 1986.  Effective December 1, 2008, Management entered into a lease agreement with Boulder View Tavern, Inc. an affiliate of Peak Resorts, to lease the facility for a 5 year period with two 5-year renewal options.  The restaurant has dining capacity for 100 patrons.

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

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market price of and dividends on our common stock is incorporated by reference to the section entitled “Stock and Dividend Information” in our 2011 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

Information regarding a comparison of the five year cumulative total shareholder return on our shares of common stock to the cumulative total return on relevant stock indexes is incorporated by reference to the section entitled “Stock Performance Graph” in our 2011 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 6. SELECTED FINANCIAL DATA

This information is incorporated by reference to the section entitled “Combined Summary of Selected Financial Data” in our 2011 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K). This information should be read together with our Combined Financial Statements and related footnotes (included in Exhibit 13.1 to this Annual Report on Form 10-K) and the discussion of risk factors above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K).

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

We assessed the effectiveness of our internal control over financial reporting as of October 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, we concluded that our internal control over financial reporting was effective as of October 31, 2011.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to executive officers is set forth in Part 1 Item 1 of Form 10-K. “Executive Officers of the Registrant”.  Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”) under the captions “Proposal 1 - Election of Directors” and “The Boards of Directors and Committees of the Boards”  to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K or an amendment to this annual report on Form 10-K/A, and is incorporated herein by reference.

Our Code of Ethics for our executive officers and senior financial officers and the charter of the Audit Committee of our Boards of Directors are posted on our website at http://www.bouldercreekresort.com/investor.asp and are available in print, free of charge, upon request,

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will be set forth under the caption “Executive Compensation” in our 2011 Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, or an amendment to this annual report on Form 10-K/A, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2011 Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K or an amendment to this Annual Report on Form 10-K/A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K will be set forth in the Notes to Combined Financial Statements section under the caption “Related Party Transactions” in our Annual Report on Form 10-K or an amendment to this annual report on Form 10-K/A, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will be set forth under the caption “Independent Registered Public Accounting Firm - Principal Accounting Fees and Services” in our 2011 Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, or an amendment to this Annual Report on Form 10-K/A, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) The following financial statements of ours, supplementary data and related documents are incorporated by reference to our 2011 Annual Report to Shareholders (included in Exhibit 13.1 to this Annual Report on Form 10-K):

•

Report of Independent Registered Public Accounting Firm on Combined Financial Statements, dated January 27, 2012.

•

Combined Statements of Operations for each of the years ended October 31, 2011, 2010 and 2009.

•

Combined Balance Sheets as of October 31, 2011 and 2010.

•

Combined Statements of Changes in Shareholders’ Equity for each of the years ended October 31, 2011, 2010 and 2009.

•

Combined Statements of Cash Flows for each of the years ended October 31, 2011, 2010 and 2009.

•

Notes to Combined Financial Statements.

•

Quarterly Financial Information (unaudited).

(a)(2) Financial Statement Schedules

The following is a list of financial statement schedules filed as part of this Annual Report on Form 10-K.  The report of Independent Registered Public Accounting Firm for the financial statement schedule appears on Page 28 of this Annual Report on Form 10-K.  All other schedules omitted herein are so omitted because either (1) they are not applicable, (2) the required information is shown in the financial statements or (3) conditions are present which permit their omission, as set forth in the instructions pertaining to the content of financial statements:

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

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Blue Ridge Real Estate Company (filed February 11, 2005 as Exhibit 3.1 to Form 10-K and incorporated herein by reference)
3.2	Restated Articles of Incorporation of Big Boulder Corporation (filed February 11, 2005 as Exhibit 3.2 to Form 10-K and incorporated herein by reference)
3.3	Bylaws of Blue Ridge Real Estate Company, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.3 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
3.4	Bylaws of Big Boulder Corporation, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.4 to Form S-1 (File No. 333-121855) and incorporated herein by reference)

Exhibit Number	Description
4.1	Revised Specimen Unit Certificate Evidencing Shares of Registrants’ Common Stock (filed August 28, 1990 as an Exhibit to Form 10-K and incorporated herein by reference)
4.2	Security Combination Agreement between Blue Ridge Real Estate Company and Big Boulder Corporation (filed September 23, 1967 as Exhibit b-3 to Form 10 and incorporated herein by reference)
10.1	Mortgage, JP Morgan Chase Bank, Coursey Commons Shopping Center, Baton Rouge, Louisiana (filed February 11, 2005 as Exhibit 10.17 to Form 10-K and incorporated herein by reference)
10.2**	Form of Stock Option Agreement dated March 20, 2007 (filed June 14, 2007 as Exhibit 10.1 to Form 10-Q and incorporated herein by reference)
10.3	Schedule of Optionees and Material Terms of Stock Option Agreements dated March 20, 2007 (filed June 14, 2007 as Exhibit 10.2 to Form 10-Q and incorporated herein by reference)
10.4

Lease Agreement, dated as of December 1, 2005, between Big Boulder Corporation and JFBB Ski Areas, Inc. for the lease of the Big Boulder Ski Area (filed December 7, 2005 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.5

Agreement, dated January 27, 2006, by and between Big Boulder Corporation and Popple Construction, Inc. for infrastructure improvements to the Boulder Lake Village residential development. (filed February 2, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.6

Credit Agreement, dated March 1, 2006, between Blue Ridge Real Estate Company, Big Boulder Corporation, Northeast Land Co., Lake Mountain Company and Jack Frost Mountain Company and Manufacturers and Traders Trust Company. (filed March 7, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.7

$3,000,000 Line of Credit Grid Note, dated March 1, 2006, between Blue Ridge Real Estate Company, Big Boulder Corporation, Northeast Land Co., Lake Mountain Company and Jack Frost Mountain Company and Manufacturers and Traders Trust Company. (filed March 7, 2006 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.8

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
10.10

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

10.11

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

10.12

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

10.13

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

10.14

Deed of Trust and Security Agreement, dated May 22, 2009, between Blue Ridge Real Estate Company and Kenneth D. Moore, Trustee. (filed on September 14, 2009 as exhibit 10.1 to Form 10-Q and incorporated herein by reference.)

10.15

$1,050,000 Real Estate Lien Note, dated May 22, 2009, between Blue Ridge Real Estate Company and Barbers Hill Banking Center, a branch of Anahuac National Bank. (filed on September 14, 2009 as exhibit 10.2 to Form 10-Q and incorporated herein by reference.)

10.16

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

10.18

Note Purchase Agreement, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.3 to Form 8-K and incorporated by reference herein.)

Exhibit Number	Description
10.19

Mortgage and Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

10.20

$4,038,000 6.90% Senior Secured Note, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.2 to Form 8-K and incorporated by reference herein.)

10.21

Note Purchase Agreement, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.3 to Form 8-K and incorporated by reference herein.)

10.22

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

10.24

$670,000 Purchase Money Promissory Note, dated February 25, 2010, between Blue Ridge Real Estate Company and The Stephen A. Grove Descendants Trust (filed on March 17, 2010 as exhibit 10.2 to Form 10-Q and incorporated by reference herein.)

10.25

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

10.26

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
10.27

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

10.28

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

10.29

$2,600,000 Open-end Mortgage, dated July 29, 2010, between Blue Ridge Real Estate Company and Manufacturers and Traders Trust Company (filed on August 3, 2010 as exhibit 10.3 to Form 8-K and incorporated by reference herein.)

10.30

$2,600,000 Open-end Mortgage, dated July 29, 2010, between Big Boulder Corporation and Manufacturers and Traders Trust Company (filed on August 3, 2010 as exhibit 10.4 to Form 8-K and incorporated by reference herein.)

10.31

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

10.33

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
10.34

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

10.35

Agreement of Sale, Phase 3, dated February 17, 2011between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania. (filed February 18, 2011as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)

10.36

$4,600,000 Amended and Restated Term Note, dated July 29, 2011, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Company, Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company. (filed August 12, 2011 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)

10.37

$4,600,000 Amended and Restated Open-End Mortgage, dated July 29, 2011, between Blue Ridge Real Estate Company and Manufacturers and Traders Trust Company (filed August 12, 2011 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.)

10.38

$4,600,000 Amended and Restated Open-End Mortgage, dated July 29, 2011, between Big Boulder Corporation and Manufacturers and Traders Trust Company (filed August 12, 2011 as Exhibit 10.3 to Form 8-K and incorporated herein by reference.)

10.39

$4,600,000 Amended and Restated Open-End Mortgage, dated July 29, 2011, between Northeast Land Company and Manufacturers and Traders Trust Company (filed August 12, 2011 as Exhibit 10.4 to Form 8-K and incorporated herein by reference.)

10.40

First Amendment to Agreement of Sale, Phase 3, dated August 15, 2011between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania. (filed August 18, 2011as Exhibit 10.2 to Form 8-K and incorporated herein by reference.)

10.41

Purchase and Sale Agreement, dated August 17, 2011, between Blue Ridge Real Estate Company and Scott Family Trust and Ross Family Trust (filed August 23, 2011 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)

10.42

Purchase and Sale Agreement, dated October 1, 2011, between Blue Ridge Real Estate Company and Phyllis Enfield Trust (filed on October 3, 2011 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.)

10.43

Purchase and Sale Agreement, dated October 31, 2011, between Blue Ridge Real Estate Company and JFBB Ski Areas, Inc. (filed on November 4, 2011 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)

Exhibit Number	Description
10.44

Purchase and Sale Agreement, dated October 31, 2011, between Big Boulder Corporation and JFBB Ski Areas, Inc. (filed on November 4, 2011 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.)

13.1*	Portions of the Companies’ Fiscal 2011 Annual Report to Shareholders incorporated herein by reference
14.1	Code of Ethics (filed February 11, 2005 as Exhibit 14.1 to Form 10-K and incorporated herein by reference)
21.1*	List of all subsidiaries of the Registrants
31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Management or compensatory contract required to be filed pursuant to Item 15(b) of the requirements for Form 10-K reports.

*** Furnished herewith.

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

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

By: /s/ Bruce Beaty

   Bruce Beaty

   President and Chief Executive Officer

   Dated:  January 30, 2012

By: /s/ Cynthia A. Van Horn

   Cynthia A. Van Horn

   Chief Financial Officer and Treasurer

   Dated:  January 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Flynn		January 30, 2012
Michael J. Flynn	Chairman of the Board
/s/ Bruce Beaty		January 30, 2012
Bruce Beaty	Director
/s/ Milton Cooper		January 30, 2012
Milton Cooper	Director
/s/ Wolfgang Traber		January 30, 2012
Wolfgang Traber	Director

/s/ Cynthia A. Van Horn		January 30, 2012
Cynthia A. Van Horn	Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm
on Financial Statement Schedules

To the Shareholders of

Blue Ridge Real Estate Company

and Big Boulder Corporation

We have audited the combined financial statements of Blue Ridge Real Estate Company and Subsidiaries and Big Boulder Corporation and Subsidiaries (the “Companies”) as of October 31, 2011 and 2010, and for each of the three years in the period ended October 31, 2011, and have issued our report thereon dated January 27, 2012; such financial statements and report are included in your October 31, 2011 Annual Report to Shareholders and are incorporated herein by reference.  Our audits also included the combined financial statement schedules of the Companies listed in Item 15.  These financial statement schedules are the responsibility of the Companies’ management.  Our responsibility is to express an opinion based on our audit.  In our opinion, such combined financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/Kronick Kalada Berdy & Co., P.C.

January 27, 2012

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OCTOBER 31, 2011

	Initial Cost							Total Cost Net
		Buildings &	Subsequent		Building and		Accumulated	of Accumulated		Date of
Description	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition

Land located in Northeast. PA	$3,276,233		$1,309,667	$4,585,901		$4,585,901		$4,585,901		Various
Various improvements
Sewage Plants, wells and access roads at Jack Frost & Big Boulder Ski Areas		6,093,877	566,350		6,660,227	6,660,227	4,287,922	2,372,305		Various / 1982 on
Jack Frost National Golf Course	8,656,154	3,048,817	8,684	8,656,154	3,057,501	11,713,655	1,024,929	10,688,726		2007

Corporate Building		282,918	296,257		579,175	579,175	513,104	66,071		1982

Building Leased to Others
Asset-Shopping Center-Baton Rouge Louisiana	2,208,165	8,894,908	82,290	2,208,165	8,977,198	11,185,363	1,744,131	9,441,232	7,700,000	2004
Asset-Walgreens-Toms River New Jersey	948,181	4,877,731	483,028	948,181	5,360,759	6,308,940	730,603	5,578,337	4,038,000	2006
Asset-Walgreens-White Bear Lake-Minnesota	1,446,831	4,615,442	380,783	1,446,831	4,996,225	6,443,056	681,643	5,761,413	4,340,000	2006
Asset-Boulder View Tavern-Eastern PA		1,072,000	556,152		1,628,152	1,628,152	1,417,620	210,532		1986
Asset-Company owned rental properties-Eastern PA		1,112,062	3,135		1,115,197	1,115,197	403,158	712,039	372,000	2004 thru 2005
Asset-Leased Lake Club Program-Eastern PA		1,005,166			1,005,166	1,005,166	994,062	11,104		Various / 1980 on
Asset-Leased Rental Program -Eastern PA		188,872			188,872	188,872	188,872	0		Various / 1982 on

Total	$16,535,564	$31,191,793	$3,686,347	$17,845,232	$33,568,472	$51,413,704	$11,986,044	$39,427,660	$16,450,000

Depreciation and Amortization are provided on a straight-line half year method over the estimated useful lives of the assets as follows:

Land improvements

10 to 30 years

Corporate building

10 to 30 years

Properties leased to others

10 to 30 years

The aggregate cost for federal income tax purposes is approximately $33,000,000 at October 31, 2011.

The changes in total real estate assets for the years ended October 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Balance at beginning of period	$54,908,935	$51,343,167	$53,254,313
Additions to Land	0	781,766	6,623
Additions to Land Improvements	0	560,455	8,684
Additions to Leased Buildings	761	181,559	603,331
Additions to Corporate Building	0	0	0
Sale of Real Property	(3,495,992)	(50,557)	(2,529,784)
Transfers	0	2,165,545	0
Balance at end of year	$51,413,704	$54,981,935	$51,343,167

The changes in accumulated depreciation for the years ended October 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Balance at beginning of year	$11,113,491	$9,966,619	$10,145,495
Addition during year: reclass	0	0	0
Current year depreciation	1,106,816	1,146,872	1,175,717
Less retirements	(234,263)	0	(1,354,593)
Balance at end of year	$11,986,044	$11,113,491	$9,966,619

27