Form 10-K/A
period 2011-10-31
BLUE RIDGE REAL ESTATE CO
filed 2012-01-30
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K/A
Amendment No. 1

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

Large Accelerated filer ☐Accelerated Filer                 ☐

Non-Accelerated filer   ☑(Do not check if smaller reporting company)Smaller reporting company ☐

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

ii

EXPLANATORY NOTE

Blue Ridge Real Estate Company and Big Boulder Corporation are filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the period ended October 31, 2011, which was originally filed on January 30, 2012 (the “Original 10-K”) to furnish Exhibit 101 to the Form 10-K, as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-K formatted in Extensible Business Reporting Language (XBRL): (i) the Combined Balance Sheets; (ii) the Combined Statements of Operations; (iii) the Combined Statements of Changes in Shareholders’ Equity; and (v) the Combined Statements of Cash Flows.

This Amendment No. 1 does not amend or update any other item or disclosure contained in the Original 10-K. This Form 10-K/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update disclosures in any way other than as specifically noted above. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original 10-K.

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

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Blue Ridge Real Estate Company (filed February 11, 2005 as Exhibit 3.1 to Form 10-K and incorporated herein by reference)
3.2	Restated Articles of Incorporation of Big Boulder Corporation (filed February 11, 2005 as Exhibit 3.2 to Form 10-K and incorporated herein by reference)
3.3	Bylaws of Blue Ridge Real Estate Company, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.3 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
3.4	Bylaws of Big Boulder Corporation, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.4 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
4.1	Revised Specimen Unit Certificate Evidencing Shares of Registrants’ Common Stock (filed August 28, 1990 as an Exhibit to Form 10-K and incorporated herein by reference)
4.2	Security Combination Agreement between Blue Ridge Real Estate Company and Big Boulder Corporation (filed September 23, 1967as Exhibit b-3 to Form 10 and incorporated herein by reference)
10.1	Mortgage, JP Morgan Chase Bank, Coursey Commons Shopping Center, Baton Rouge, Louisiana (filed February 11, 2005 as Exhibit 10.17 to Form 10-K and incorporated herein by reference)
10.2**	Form of Stock Option Agreement dated March 20, 2007 (filed June 14, 2007 as Exhibit 10.1 to Form 10-Q and incorporated herein by reference)
10.3	Schedule of Optionees and Material Terms of Stock Option Agreements dated March 20, 2007 (filed June 14, 2007 as Exhibit 10.2 to Form 10-Q and incorporated herein by reference)
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

* Previously filed or furnished with, or incorporated by reference in Blue Ridge Real Estate Company and Big Boulder Corporation’s Annual Report on Form 10-K filed on January 30, 2012.

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

9