Form 10-Q
period 2012-01-31
BLUE RIDGE REAL ESTATE CO
filed 2012-03-15
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

☐YES          ☒NO

     The number of shares of the registrants’ common stock outstanding as of the close of business on March 14, 2012 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Balance Sheets –

January 31, 2012 (Unaudited) and October 31, 2011

1

Combined Statements of Operations (Unaudited) –

Three Months ended January 31, 2012 and 2011

2

Combined Statement of Changes in Shareholders’ Equity (Unaudited) –

Three months ended January 31, 2012

3

Combined Statements of Cash Flows (Unaudited) –

Three Months Ended January 31, 2012 and 2011

4

Notes to Combined Financial Statements (Unaudited)

5

Item 2.  Management's Discussion and Analysis of Financial Condition

and Results of Operations

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

17

Item 4.  Controls and Procedures

17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

17

Item 1A.  Risk Factors

17

Item 4.  Mine Safety Disclosures

17

Item 6.  Exhibits

18

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED BALANCE SHEETS

	(UNAUDITED)
ASSETS	01/31/12	10/31/11
Land and land development costs (3,394 acres per land ledger)	$20,648,201	$20,642,787
Land improvements, buildings and equipment, net	22,530,633	22,881,409
Land held for investment principally unimproved (10,407 and 10,719 acres per land ledger, respectively)	6,905,668	6,943,374
Long-lived assets held for sale	2,157,513	4,721,303
Net investment in direct financing leases	0	7,788,195
Cash and cash equivalents	360,075	377,158
Cash held in escrow	362,592	211,881
Prepaid expenses and other assets	267,177	1,379,312
Accounts receivable and mortgages receivable	417,573	160,290
Total Assets	$53,649,432	$65,105,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$18,001,691	$28,123,504
Accounts payable	138,996	437,783
Accrued liabilities	267,666	415,935
Deferred income	723,679	733,734
Amounts due to related parties	0	24,792
Accumulated deferred income taxes	2,043,708	2,303,708
Accrued pension expense	3,223,184	3,312,316
Total liabilities	24,398,924	35,351,772

COMBINED SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442 shares	819,731	819,731
Capital in excess of stated value	19,829,475	19,829,475
Earnings retained in the business	12,959,030	13,462,459
Accumulated other comprehensive loss	(2,272,321)	(2,272,321)
Shareholders’ equity before capital stock in treasury	31,335,915	31,839,344
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	29,250,508	29,753,937
Total liabilities and shareholders’ equity	$53,649,432	$65,105,709

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2012 and 2011
(UNAUDITED)
	2012	2011
Revenues:
Real estate management revenue	$207,043	$221,167
Land resource management revenue	11,864,004	671,302
Rental income revenue	475,137	575,195
Total Revenues	12,546,184	1,467,664
Costs and expenses:
Real estate management costs	275,578	255,792
Land resource management costs	11,923,486	904,631
Rental income costs	247,141	261,230
General and administrative expense	534,469	447,246
Total costs and expenses	12,980,674	1,868,899
Operating loss	(434,490)	(401,235)

Other income and expense:
Interest and other income	2,738	89,862
Interest expense (net of capitalized interest for the three months ended January 31, 2012 and 2011 of $0, and $58,294, respectively.)	(331,677)	(387,279)
Total other income and expense	(328,939)	(297,417)

Loss from operations before income taxes	(763,429)	(698,652)

Credit for income taxes	(260,000)	(238,000)

Net loss	($503,429)	($460,652)

Earnings per combined share:
Basic loss per weighted average combined share	($0.21)	($0.19)

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2012

(UNAUDITED)

	Capital Stock (1)		Capital in Excess of	Earnings Retained in	Accumulated Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (2)	Total
Balance, October 31, 2011	2,732,442	$819,731	$19,829,475	$13,462,459	($2,272,321)	($2,085,407)	$29,753,937

Comprehensive loss:
Net loss				($503,429)			($503,429)

Balance, January 31, 2012	2,732,442	$819,731	$19,829,475	$12,959,030	($2,272,321)	($2,085,407)	$29,250,508

(1) Capital stock, at stated value of $0.30 per combined share

(2) 282,018 combined shares held in treasury, at cost

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
JANUARY 31, 2012 and 2011
(UNAUDITED)	01/31/12	01/31/11
Cash Flows Provided By (Used In) Operating Activities:
Net loss	($503,429)	($460,652)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	318,342	351,306
Net book value of properties sold	2,086,150	0
Deferred income taxes	(260,000)	(238,000)
Changes in operating assets and liabilities:
Cash held in escrow	(150,711)	109,064
Accounts receivable and mortgages receivable	(257,283)	(175,118)
Prepaid expenses and other current assets	1,112,135	93,462
Land and land development costs	(5,414)	27,971
Long-lived assets held for sale	592,098	283,837
Accounts payable and accrued liabilities	(560,980)	(617,145)
Deferred revenue	(10,055)	121,319
Net cash provided by (used in) operating activities	2,360,853	(503,956)

Cash Flows Provided By (Used In) Investing Activities:
Additions to properties	(44,318)	(190,316)
Payments received under direct financing lease arrangements	7,788,195	2,149
Net cash provided by (used in) investing activities	7,743,877	(188,167)

Cash Flows (Used In) Provided By Financing Activities:
Proceeds from debt	1,153,497	1,511,288
Payment of debt	(11,275,310)	(1,010,344)
Net cash (used in) provided by financing activities	(10,121,813)	500,944
Net decrease in cash and cash equivalents	(17,083)	(191,179)
Cash and cash equivalents, beginning of period	377,158	389,962
Cash and cash equivalents, end of period	$360,075	$198,783

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

The combined balance sheet as of October 31, 2011, which has been derived from audited financial statements, and the combined financial statements as of and for the three month periods ended January 31, 2012 and 2011, which are unaudited, are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2011 Annual Report on Form 10-K. In the opinion of management, the accompanying combined financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.  All significant intercompany accounts and transactions are eliminated.

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

Management believes that its accounting policies regarding revenue recognition, land development costs, long lived assets, deferred income and income taxes among others, affect its more significant judgments and estimates used in the preparation of its combined financial statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There were no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2011 (“Fiscal 2011”).  Material subsequent events are evaluated and disclosed through the issuance date of this Quarterly Report on Form 10-Q.

Cash held in escrow consists of deposits held by the Companies for interest payments on lines of credit, golf course memberships and real estate transactions and other funds placed into escrow with a third party intermediary for the purpose of a tax deferred exchange under section 1031 of the Internal Revenue Code of 1986, as amended (the “IRC”).

Reclassification

In the second quarter of 2011, Land held for recreation was reclassified to Land held for investment, principally unimproved.  The 311 acres that were reclassified house our ski areas which were leased to a third party operator during Fiscal 2011 and sold on December 15, 2011.  Operating activities relating to this land are part of the rental income segment.

New Accounting Pronouncements:

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Statement of Comprehensive Income” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income.  The adoption of this guidance, which relates to presentation only, is not expected to have a material impact on the Companies’ combined financial statements.  ASU 2011-05 will be effective for the Companies’ fiscal year beginning November 1, 2012.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (ASU 2011-12) which is a deferral of the effective date for the amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in Accounting Standards Update No. 2011-05 effective for fiscal years and interim periods within those years beginning after December 1, 2011.

3. Segment Reporting

The Companies currently operate in two business segments, which consist of Real Estate Management/Rental Operations and Land Resource Management.

For the three months ended January 31, 2012 we had two property sales totaling revenue of $10,911,419 which was 87% of total revenue, one sale for $9,000,000 to JFBB Ski Areas, Inc. and one sale for $1,911,419 to Phyllis Enfield Trust.

4. Income Taxes

The benefit for income taxes for the three months ended January 31, 2012 and 2011 is estimated using the estimated annual effective tax rate for the fiscal years ending October 31, 2012 and 2011.  The effective income tax rate for the first three months of Fiscal 2012 and Fiscal 2011 was estimated at 34%.

The Companies’ practice is to recognize interest and/or penalties related to income tax matters as income tax expense in its combined financial statements. As of and for the three months ended January 31, 2012, no interest and penalties have been accrued in the combined balance sheet and no expense is reflected in the combined statement of operations.    At January 31, 2012, federal and state tax returns for years ending October 31, 2008 and later are subject to future examination by the respective tax authorities.

5.  Stock Based Compensation

During the three months ended January 31, 2012 and January 31, 2011 no stock options were issued or exercised.

Option activity during the three month period ended January 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2011	14,000	$39.00	$546,000	0.42
Granted	0	0	0
Exercised	0	0	0
Expired	0	0	0	0
Outstanding at January 31, 2012	14,000	$39.00	$546,000	0.17

Options exercisable at January 31, 2012	14,000	$39.00

Option exercise price range	$39.00

All options are vested, therefore the Companies do not expect to recognize any compensation expense related to non-vested awards during Fiscal 2012.

The Companies’ policy regarding the exercise of options requires that optionees utilize an independent broker to manage the transaction, whereby, following the option exercise the broker sells the exercised shares on the open market.

6.  Land and Land Development Costs

Land and improvements in progress held for development consist of the following:

	01/31/2012	10/31/2011
Land unimproved designated for development	$10,901,809	$10,901,859
Residential development	5,084,262	5,084,262
Infrastructure development	4,662,130	4,656,666
	$20,648,201	$20,642,787

The increase in infrastructure development was related to the Big Boulder wastewater facility and Lakeshore development projects.

7.  Land

	01/31/2012	10/31/2011
Land held for investment
Land – Unimproved	$2,302,492	$2,340,198
Land – Commercial rental properties	4,603,176	4,603,176
	$6,905,668	$6,943,374

8.  Pension Benefits

Components of Net Periodic Pension Cost:

	Three Months Ended
	01/31/12	01/31/11

Service Cost	$12,276	$14,000
Interest Cost	96,235	98,000
Expected return on plan assets	(102,812)	(95,500)

Net amortization and deferral:
Amortization of accumulated loss	83,568	50,250
Net amortization and deferral	83,568	50,250
Total net periodic pension cost	$89,267	$66,750

The Companies expect to contribute $545,687 to their pension plan in Fiscal 2012.  As of January 31, 2012, the Companies made contributions totaling $178,400 and anticipate contributing an additional $367,287 to fund their pension plan in Fiscal 2012.

9.  Investment in Direct Financing Leases

During Fiscal Year 2011, the Companies leased the Jack Frost and Big Boulder ski areas to a third party under direct financing leases that extended through 2034.  The Companies net investment in direct financing leases consisted of the following as of October 31, 2011:

10/31/11
Minimum future lease payments	$7,426,946
Unguaranteed residual value of lease properties	8,430,879
Gross investment in lease	15,857,825
Unearned income Valuation allowance	(7,567,630) (502,000)
Net investment in direct financing leases	$7,788,195

On December 15, 2011, the Jack Frost and Big Boulder ski areas were sold to the previous third party lessee.  The transaction resulted in a loss of approximately $502,000 primarily related to the reversal of the accrued rent receivable based on the straight line amortization of the lease.  The valuation allowance was recorded as impairment in Fiscal 2011.  The reported interest income in Fiscal 2011 primarily resulted from the direct financing lease.

10.  Per Share Data

Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period.  The calculation of diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the relevant period, net of assumed repurchases using the treasury stock method. For the three months ended January 31, 2012 and 2011, all outstanding unexercised stock options would be excluded from the calculation of diluted EPS because the exercise price of all such options exceeded the market price of the Companies’ common stock.  As a result, the calculation of diluted EPS has been excluded from the table below since diluted EPS for these periods is equal to EPS.

     Weighted average basic shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, and basic loss per weighted average combined share for the three months ended January 31, 2012 and January 31, 2011 are as follows:

	Three Months Ended
	01/31/12	01/31/11
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424

Basic loss per weighted average combined share is computed as follows:
Net loss	($503,429)	($460,652)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.21)	($0.19)

11.  Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the three months ended January 31, 2012 and 2011:

	2012	2011
Cash paid during the period for:
Interest	$345,774	$443,121
Income taxes	$2,400	$3,282

Non cash operating activities:
Reclassification of assets from long-lived assets held for sale to land improvements, buildings and equipment, net	$191,537	$0

12. Subsequent Events

The Companies have evaluated and disclosed subsequent events from January 31, 2012 through the issuance date of this Form 10-Q.

On February 8, 2012, the Companies entered into an employment agreement (the “Agreement”) with Mr. Bruce Beaty, pursuant to which Mr. Beaty serves as President of the Companies.  The initial term of the Agreement is effective January 1, 2012 and expires January 1, 2013.  Thereafter, the Agreement continues in effect indefinitely until either party gives notice of termination to the other party.  The Agreement provides   Mr. Beaty will receive a $120,000 base annual salary, will receive a bonus of not less than $30,000, is eligible to participate in the Companies’ 401(k) plan and will be reimbursed for his health care costs incurred under his existing personal health insurance policy.  Mr. Beaty will perform such duties and fulfill such assignments as may be assigned by the Boards of Directors or its designee and devote a majority of his time, energy, attention and skill to the performance of his duties and to the promotion and advancement of the Companies’ business and interests.

On February 20, 2012 the Companies entered into a second amendment (the “Second Amendment”) to the Phase 3 Agreement of Sale dated February 17, 2011 with The Conservation Fund (the “Purchaser”) for 376 acres in Thornhurst, Lackawanna County for the purchase price of $1,600,000.  The Second Amendment extended the inspection period during which the Purchaser may perform due diligence from February 16, 2012 to November 30, 2012, and specified a closing date of December 31, 2012.  The second amendment also provides that, if prior to the expiration of the Inspection Period, the parties are unable to reach an agreement on the terms under which the Companies will retain and exercise gas and oil rights on the property following closing, then either party may terminate the Agreement on ten days written notice and the $5,000 deposit under the Agreement will be refunded to the Purchaser.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made based upon, among other things, current assumptions by management, expectations and beliefs concerning future developments and their potential effect on the Companies.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  All statements, other than statements of historical fact, regarding the Companies’ strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements,” including but not limited to statements regarding the conducting of future construction in phases and the use of profits of such construction; the effect of accounting policies on significant judgments; the materiality of current legal proceedings with which the Company is involved; the current and future real estate market in the Pocono Mountains; the timing and outcome of the Companies’ planned land development; contributions to the Companies’ pension plan; our issuance of options and recognition of compensation expense; commencement of new development projects; acquisitions of income producing properties; land tract sales that are to be treated as tax deferred exchanges; our review and update to our master development plan and the Companies’ anticipated cash needs.

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

As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate.  Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.  In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all.

We do not intend to update these forward-looking statements, to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events except as required by law.  We qualify all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the cautionary statements referenced above.

Overview

Over the past 30 years, we have developed resort residential communities adjacent to the Jack Frost Mountain and Big Boulder Ski Areas located in Lake Harmony, Kidder Township, Pennsylvania.  These communities are located in the Pocono Mountains of Pennsylvania, a popular recreation destination for local and regional visitors, especially from the New York City and Philadelphia metropolitan areas.  The scenic hills and valleys of the Pocono Mountains offer many opportunities to enjoy outdoor activities such as golfing, fishing, hunting, skiing, snowboarding and other sports.

At January 31, 2012, we owned 13,788 acres of land in Northeastern Pennsylvania along with 13 acres of land in various other states.  Of these land holdings, we designated 3,394 acres as held for development.  It is expected that all of our planned developments will either be subdivided and sold as parcels of land, or be developed into single and multi-family housing.

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

With recent changes in management and in light of the economic environment, we intend to undertake a thoughtful review of our strategic plan and update our master development plan.  We have initiated a process of cataloging our land inventory and our oil, gas and mineral rights and are developing a long term portfolio strategy with a view to maximize shareholder value.  We intend to continue to opportunistically look at asset sales.

For Fiscal 2012, we intend to continue selective sales of land, some of which may be treated as Section 1031 tax deferred exchanges under the Internal Revenue Code.

We are also taking various steps to attract new home and land sale customers.  For example, purchasers who want to purchase newly constructed single family homes in our Laurelwoods II community development and can make a down payment of at least 20%, have the option of financing their mortgage through Big Boulder Corporation with interest only payments for five years.  We are also offering prepaid dues for a one year membership with the Lake Mountain Club and complimentary passes to the Jack Frost National Golf Course to the purchasers of the existing Laurelwoods II single family and duplex townhomes.  We are also offering to pay six months of homeowner’s association fees on behalf of any current homeowner in the Blue Heron, Midlake Condominium, Laurelwoods Community and Snow Ridge Village developments that provide a purchaser referral which results in the sale of an existing Laurelwoods II single family home.  We are also offering financing opportunities for the purchase of selected tracts of land.

We also generate revenue through the selective timbering of our land.  We rely on the advice of our forester, who is engaged on a consulting basis and who receives a commission on each stumpage contract, for the timing and selection of certain parcels for timbering.  Our forester gives significant attention to protecting the environment and retaining the value of these parcels for future timber harvests.  Our forester has completed an inventory of our timber resources to aid us in considering valuations before entering into future timber agreements.

The Jack Frost National Golf Course opened in the spring of 2007.  The golf course is managed by Billy Casper Golf, LLC, a nationally-recognized golf course management company.

As a result of the Companies’ focus on real estate activities, we present our balance sheet in an unclassified presentation using an alternate format in order to reflect our assets and liabilities in order of their importance.

Recent Developments

On November 30, 2011, the Companies sold the property located at 22902 Interstate 10 in Wallisville, Texas for the purchase price of $1,911,419.

       On December 15, 2011, the Companies sold the Jack Frost Mountain Ski Area for a purchase price of $5,650,000 and the Big Boulder Ski Area for a purchase price of $3,350,000.

We are currently offering for sale homes in our Boulder Lake Village Condominium development overlooking Big Boulder Ski Resort located in Lake Harmony, Pennsylvania. In Phase I of the Laurelwoods II community, we have completed construction on 22 single family homes, all of which have been sold.  We have received municipal approval for the construction of 44 duplex and 22 single units in Phase II of our Laurelwoods II community, and we have completed the construction of eight of the duplex units, all of which have been sold.  We have also received municipal approval for the construction of 144 condominium units in our Boulder Lake Village Condominium development.  Boulder Lake Village “Building J” is comprised of 18 condominium units, and we have completed construction on all of these units.  Six of the units have been sold, one unit has been decorated and is being offered as a rental, one unit accommodates a sales office and ten are held in inventory.  Our management has made the decision not to begin construction on any additional planned homes or units until the housing market recovers.

Critical Accounting Policies and Significant Judgments and Estimates

We have identified the most critical accounting policies upon which our financial reporting depends.  The critical policies and estimates were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies identified relate to deferred tax liabilities, net investment in direct financing leases, the valuation of land development costs and long-lived assets, and revenue recognition.

Revenues are derived from a wide variety of sources, including sales of real estate, management of investment properties, home construction, property management services, timbering, golf activities, and leasing activities.  Revenues are recognized as services are performed, except as noted below.

We recognize income on the disposition of real estate using the full accrual method.  The full accrual method is appropriate at closing when the sales contract has been signed, the buyer has arranged permanent financing and the risks and rewards associated with ownership have been transferred to the buyer.  In the few instances that the Companies finance the sale, a minimum 20% down payment is required from the buyers.  The remaining financed purchase price is not subject to subordination.  Down payments of less than 20% are accounted for as deposits.

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

We have capitalized as the net investment in direct financing leases that portion of the leased premises pertaining to Jack Frost Mountain and Big Boulder Ski Areas, which met the criteria for accounting for these transactions as direct financing leases.  The accounting is based on estimates and assumptions about the fair values and estimated useful lives of the leased properties, as well as the collectibility of lease payments and recoverability of the unguaranteed residual value of the leased properties. The Companies periodically review the net investment in direct financing leases for events or changes in circumstances that may impact collectibility, and recoverability of the unguaranteed residual value of leased properties.  Jack Frost Mountain and Big Boulder Ski Areas were sold on December 15, 2011.

We capitalize as land and land development costs, the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use.  The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method.  Revenue is recognized upon signing of the closing documents, at which time a binding contract is in effect, the buyer has arranged for permanent financing and the Companies are assured of payment in full.  In addition, at the time of closing, the risks and rewards associated with ownership have been transferred to the buyer.  Selling expenses are recorded when incurred.

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

We review our long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, we calculate the expected future net cash flows to be generated by the asset.  If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the difference between the carrying value and the fair value of the asset.  The impairment loss is recognized in the period incurred.

We sponsor a defined benefit pension plan as detailed in footnote 8 to the accompanying unaudited combined financial statements.  The accounting for pension costs is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover and mortality and retirement ages.  Changes in these key assumptions can have a significant effect on the pension plan’s impact on the Companies’ financial statements.  We engage the services of an independent actuary and investment consultant to assist them in determining these assumptions and in calculating pension income.  The pension plan is currently underfunded and, accordingly, the Companies have made contributions to the fund of $637,600 in Fiscal 2011.  The Companies expect to contribute $545,687 to the pension plan in Fiscal 2012.  Future benefit accruals under the pension plan ceased as of August 31, 2010.  The Companies also have a 401(k) pension plan that is available to all full time employees.  Effective August 1, 2010, the Companies match 50% of employee salary deferral contributions up to 3% of their pay for each payroll period.

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

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Results of Operations for the Three Months Ended January 31, 2012 and 2011

Operations for the three months ended January 31, 2012 resulted in a net loss of $503,429, or ($0.21) per combined share respectively, compared to a net loss of $460,652, or ($0.19) per combined share, for the three month period ended January 31, 2011, respectively.

Revenues

Combined revenue of $12,546,184 for the three months ended January 31, 2012 represents an increase of $11,078,520 compared to the three months ended January 31, 2011.  Real Estate Management Operations / Rental Operations revenue decreased $114,182 or 14% for the three months ended January 31, 2012, compared to the three months ended January 31, 2011. Land Resource Management revenue increased $11,192,702, or greater than 100% for the three months ended January 31, 2012 compared to the three months ended January 31, 2011.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations revenue was $682,180 for the three months ended January 31, 2012, compared to $796,362 for the three months ended January 31, 2011, which resulted in a decrease of $114,182, or (14%).   Trust service fees, which are fees for water, sewer and road maintenance, for the three months ended January 31, 2012, decreased to $154,042 as compared to $171,226 for the three months ended January 31, 201, a decrease of $17,184, or 10%. This was related to an adjustment to sewer hookup fees.

 Rental revenue for the three months ended January 31, 2012 decreased to $475,137 as compared to $575,195 for the three months ended January 31, 2011, a decrease of $100,058, or 17%. This decrease was related to the sale of two investment rental properties, one on September 1, 2011 and the other on November 1, 2012, which resulted in reduced rental revenue for the three month period ended January 31, 2012 as compared to the three months ended January 31, 2011.  Revenue related to the lease of the ski areas was $23,254 for the three months ended January 31, 2012 as compared to $64,452 for the three months ended January 31, 2011 for a decrease of $41,198, or 64%. This decrease was the result of the sale of the ski areas on December 15, 2011.

Land Resource Management

For the three months ended January 31, 2012, Land Resource Management revenues increased to $11,864,004 compared to $671,302 for the three months ended January 31, 2011, an increase of $11,192,702, or greater than 100%.  This increase is primarily attributable to the land sales of the Jack Frost Mountain Ski Area ($5,650,000), the Big Boulder Ski Area ($3,350,000) and the sale of the Jack in the Box investment property located in Wallisville, Texas ($1,911,419).  Land sales do not occur on a regular basis.  In addition there were three duplex townhouse sales in Laurelwoods II community totaling $667,000 for the three months ended January 31, 2012, as compared to one condominium sale in Boulder Lake Village for $299,000 and one duplex townhouse in Laurelwoods II community for $285,000 for the three months ended January 31, 2011, an increase of $83,000, or 14%.  For the three months ended January 31, 2012, timbering revenue was $273,875 as compared to $77,900 for the three months ended January 31, 2011, in increase of $195,975 or greater than 100%.  The Jack Frost National Golf Course’s revenue for the three months ended January 31, 2012 increased to $8,967 as compared to $5,613 for the three months ended January 31, 2011, an increase of $3,354, or 60%, which was primarily due to favorable weather conditions in November 2011.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the three months ended January 31, 2012 increased to $522,719 compared to $517,022 for the three months ended January 31, 2011, an increase of $5,697, or 1%.  This increase was due to an increase in repairs and maintenance and supplies and services costs relating to the trust services provided to our resort communities.

Land Resource Management

Operating costs associated with Land Resource Management for the three months ended January 31, 2012 increased to $11,923,486 compared to $904,631 for the three months ended January 31, 2011, an increase of $11,018,855, or greater than 100%.  This increase is primarily attributable to the land sales of the Jack Frost Mountain Ski Area ($5,660,835), the Big Boulder Ski Area ($3,360,536) and the sale of Jack In The Box ($1,825,561).  Additionally an increase in cost of goods sold related to real estate development, which was $440,963 for the three months ended January 31, 2012 as compared to $275,615 for the three months ended January 31, 2011, an increase of $165,348 or 60%. This increase was the result of three duplex townhouse sales in the Laurelwoods II community for the three months ended January 31, 2012 as compared to one duplex townhouse sale in the Laurelwoods II community and one Boulder Lake Village condominium sale during the three months ended January 31, 2011.  Conversely, the real estate development operating expenses for the three months ended January 31, 2012 decreased to $278,004 as compared to $329,090 for the three months ended January 31, 2011, a decrease of $51,086 or 16%.  This decrease was primarily due to reductions in interest expense ($24,061), construction management fees ($13,497) and association fees ($11,927).  The Jack Frost National Golf Course expenses decreased by $46,201 for the three months ended January 31, 2012 as compared to the three months ended January 31, 2011 primarily due to decreased depreciation expense ($13,007), equipment rental expense ($11,992), utilities ($6,489), salaries, taxes & benefits ($6,111) and course repairs and maintenance ($5,630).  There was one timbering contract for both the three months ended January 31, 2012 and 2011.   Consulting fees relating to these timber contracts were $25,788 for the three months ended January 31, 2012 compared to $7,790 for the three months ended January 31, 2011, an increase of $17,998 relating to the increase in timber revenue.

General and Administration

General and Administration costs for the three months ended January 31, 2012 increased to $534,469 as compared to $447,246 for the three months ended January 31, 2011, an increase of $87,223, or 20%.  This increase is primarily related to increased salaries and related benefits and payroll taxes $113,189, offset by a decrease in consulting fees of $24,172 caused by reversal of an accrual

Other Income and Expense

Interest and other income decreased to $2,738 for the three months ended January 31, 2012 compared to $89,862 for the three months ended January 31, 2011, a decrease of $87,124, or 97%.  This was primarily due to the loss of interest income derived from leasing Jack Frost Mountain and Big Boulder Ski Areas which were sold December 15, 2011.

Interest expense for the three months ended January 31, 2012 decreased to $331,677 compared to $387,279 for the three months ended January 31, 2011, a decrease of $55,602, or 14%.  Interest expense on our $4,600,000 term note with M&T Bank (the “Bank”) was $14,982 for the three months ended January 31, 2012 as compared to $35,642 for the three months ended January 31, 2011 for a decrease of $20,660 or 58%.  This note was paid in full on December 15, 2011.  The interest expense on our $3,100,000 available line of credit with the Bank was $9,501 for the three months ended January 31, 2012 as compared to $29,000 for the three months ended January 31, 2011 for a decrease of $19,499 or 67%.  The Companies also have a $9,000,000 line of credit with the Bank to fund real estate development which resulted in interest expense related to the completed and unsold units at Boulder Lake Village and Woodsbluff duplexes increasing to $61,638 for the three months ended January 31, 2012 as compared to $47,775 for the three months ended January 31, 2011, an increase of $13,863 or 29%.  The Companies sold a commercial property in Fort Collins, Colorado on September 30, 2011 which resulted in zero interest expense for the three months ended January 31, 2012 as compared to $11,725 for the three months ended January 31, 2011, a decrease of $11,725 or 100%.  The Companies sold a commercial property in Wallisville, Texas on November 30, 2011 which resulted in interest expense of $7,386 for the three months ended January 31, 2012 as compared to $17,704 for the three months ended January 31, 2011, a decrease of $10,318 or 58%.

Tax Rate

The effective tax rate for the three months ended January 31, 2012 and 2011 was 34%.  The rate for Fiscal 2011 is specific to federal taxes.  There is no benefit for state income tax because the Companies fully reserved the future benefit.

Liquidity and Capital Resources

As reflected in the Combined Statements of Cash Flows, net cash provided by operating activities was $2,360,853 for the three months ended January 31, 2012 versus net cash used in operating activities of $503,956 for the three months ended January 31, 2011.  The increase in net cash provided by operating activities for the three months ended January 31, 2012 is primarily attributable to the sales of the Jack Frost Mountain and Big Boulder Ski Areas and the Jack In The Box.

Material non-recurring cash items for the three months ended January 31, 2012 include the sales of Jack Frost Mountain Ski Area for $5,650,000, Big Boulder Ski Area for $3,350,000 and the Jack In The Box for $1,911,419.

On November 30, 2011 the Companies sold the Jack In The Box located in Wallisville, Texas.  A portion of the proceeds from the sale were used to pay off the Deed of Trust and Security Agreement and Real Estate Lien Note held by Barbers Hill Bank in the amount of $1,009,002, which encumbered the property.

On December 15, 2011 The Companies paid the balance outstanding on a Loan Agreement and Term Note (the “Note”) with the Bank in the amount of $4,600,000.  The Companies utilized a portion of the proceeds from the sale of the ski areas to pay the balance of the Note.

The Companies have a $9,000,000 line of credit with the Bank to fund real estate development with a construction sub-limit of $4,400,000 and site development sub-limit of $4,600,000.  The interest rate on this line of credit is equal to the greater of overnight LIBOR plus 3.5% or the daily 30-day LIBOR plus 3.5%, with an interest rate floor of 5.5%.  Interest is due and payable on a monthly basis and at January 31, 2012, the interest rate equaled 5.5% The Companies maintain an interest reserve account which was established in the third quarter of Fiscal 2009 as security for the payment of interest with the proceeds from a sale of land.  On December 15, 2011 the Companies utilized a portion of the proceeds from the sale of Jack Frost Mountain and Big Boulder Ski Areas to deposit $221,201 into the interest reserve account and at January 31, 2012 the balance in the account was $265,002.  During the three months ended January 31, 2012 the Companies utilized a portion of the proceeds from the sale of three Laurelwoods Woodsbluff duplex units to repay $374,700 and $36,211 on the Construction and Site Development sublimits, respectively.  On December 15, 2011 the Companies utilized a portion of the proceeds from the sale of the ski areas to repay $181,500 on the Construction sublimit and the balance outstanding of $2,881,311 on the Site Development sublimit. At January 31, 2012, $2,682,931 and $0 were outstanding on the Construction and Site Development sub-limits, respectively.   The remaining principal and any accrued interest are due and payable on September 30, 2012.

The total principal amount outstanding under the aggregate line of credit may not exceed the lesser of (a) $9,000,000, or (b) 80% of the cost or appraised value of the units.  The loan agreement requires, among other things, that the Companies comply annually with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies have not met the required debt service coverage ratio at October 31, 2011 and have obtained a waiver from the Bank for this covenant.

The Companies also have a $3,100,000 line of credit with the Bank for general operations.  On December 15, 2011 the Companies repaid $826,849 on the line of credit with a portion of the proceeds from the ski area sales.  At January 31, 2012, $359,408 was outstanding on the $3,100,000 line at a 5.5% interest rate.

The following table sets forth the Companies’ significant contractual cash obligations for the items indicated as of January 31, 2012:

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lines of Credit	$3,042,339	$3,042,339	$0	$0	$0
Long-Term Debt	14,816,897	342,228	7,408,971	542,404	6,523,294
Capital Leases	142,455	45,030	97,425	0	0
Purchase Obligations	10,158	10,158	0	0	0
Pension Contribution Obligations	367,287	367,287	0	0	0
Total Contractual Cash Obligations	$18,379,136	$3,807,042	$7,506,396	$542,404	$6,523,294

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At January 31, 2012, we had $3,042,339 of variable rate indebtedness, representing 17% of our total debt outstanding, at an average rate of 5.50% (calculated as of January 31, 2012).  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.

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

Item 1A.  RISK FACTORS

No update.

Item 4.  MINE SAFETY DISCLOSURES

      Not applicable.

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

10.5

Purchase and Sale Agreement, dated October 31, 2011, between Blue Ridge Real Estate Company and JFBB Ski Areas, Inc.  (filed November 4, 2011 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)

10.6	Purchase and Sale Agreement, dated October 31, 2011, between Big Boulder Corporation and JFBB Ski Areas, Inc. (filed November 4, 2011 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.)
10.7

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   March 15, 2012

/s/ Bruce Beaty

Bruce Beaty

Chief Executive Officer and President

Dated:   March 15, 2012

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

10.5

Purchase and Sale Agreement, dated October 31, 2011, between Blue Ridge Real Estate Company and JFBB Ski Areas, Inc.  (filed November 4, 2011 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)

10.6	Purchase and Sale Agreement, dated October 31, 2011, between Big Boulder Corporation and JFBB Ski Areas, Inc. (filed November 4, 2011 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.)
10.7

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