Form 10-Q/A
period 2012-01-31
BLUE RIDGE REAL ESTATE CO
filed 2012-03-15
CIK 12779

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

EXPLANATORY NOTE

Blue Ridge Real Estate Company and Big Boulder Corporation are filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend the Company’s Form 10-Q for the period ended January 31, 2012, which was originally filed on March 15, 2012 (the “Original 10-Q”) to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the Combined Balance Sheets; (ii) the Combined Statements of Operations; (iii) the Combined Statements of Changes in Shareholders’ Equity; and (v) the Combined Statements of Cash Flows.

This Amendment No. 1 does not amend or update any other item or disclosure contained in the Original 10-Q. This Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update disclosures in any way other than as specifically noted above. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original 10-Q.

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

* Previously filed or furnished with, or incorporated by reference in Blue Ridge Real Estate Company and Big Boulder Corporation’s Form 10-Q filed on March 15, 2012.

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

* Previously filed or furnished with, or incorporated by reference in Blue Ridge Real Estate Company and Big Boulder Corporation’s Form 10-Q filed on March 15, 2012.

** Furnished herewith