Form 10-Q
period 2012-04-30
BLUE RIDGE REAL ESTATE CO
filed 2012-06-13
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:      Blue Ridge 000-02844

                                       Big Boulder 000-02843

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

☐YES          ☒NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on June 12, 2012 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Balance Sheets –

April 30, 2012 (Unaudited) and October 31, 2011

1

Combined Statements of Operations (Unaudited) –

Three and Six Months ended April 30, 2012 and 2011

2

Combined Statement of Changes in Shareholders’ Equity (Unaudited) –

Six months ended April 30, 2012

3

Combined Statements of Cash Flows (Unaudited) –

Six Months Ended April 30, 2012 and 2011

4

Notes to Combined Financial Statements (Unaudited)

5

Item 2.  Management's Discussion and Analysis of Financial Condition

and Results of Operations

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

17

Item 4.  Controls and Procedures

17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

18

Item 1A.  Risk Factors

18

Item 4.  Mine Safety Disclosures

18

Item 6.  Exhibits

18

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED BALANCE SHEETS
	(UNAUDITED)
ASSETS	04/30/12	10/31/11
Land and land development costs (3,392 and 3,394 acres per land ledger, respectively)	$20,604,702	$20,642,787
Land improvements, buildings and equipment, net	22,190,227	22,881,409
Land held for investment, principally unimproved (10,406 and 10,719 acres per land ledger, respectively)	6,890,282	6,943,374
Long-lived assets held for sale	1,355,750	4,721,303
Net investment in direct financing leases	0	7,788,195
Cash and cash equivalents	261,231	377,158
Cash held in escrow	311,601	211,881
Prepaid expenses and other assets	232,143	1,379,312
Accounts receivable and mortgages receivable	494,034	160,290
Total assets	$52,339,970	$65,105,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$17,305,826	$28,123,504
Accounts payable	141,439	437,783
Accrued liabilities	291,785	415,935
Deferred income	878,100	733,734
Amounts due to related parties	0	24,792
Accumulated deferred income taxes	1,785,708	2,303,708
Accrued pension expense	3,190,023	3,312,316
Total liabilities	23,592,881	35,351,772

COMBINED SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442 shares	819,731	819,731
Capital in excess of stated value	19,829,475	19,829,475
Earnings retained in the business	12,455,611	13,462,459
Accumulated other comprehensive loss	(2,272,321)	(2,272,321)
Shareholders’ equity before capital stock in treasury	30,832,496	31,839,344
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	28,747,089	29,753,937
Total liabilities and shareholders’ equity	$52,339,970	$65,105,709

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 and 2011
(UNAUDITED)	Three Months Ended		Six Months Ended
	04/30/12	04/30/11	04/30/12	04/30/11
Revenues:
Real estate management revenue	$247,491	$235,695	$454,534	$456,862
Land resource management revenue	1,037,506	187,979	12,901,510	859,281
Rental income revenue	450,121	591,076	925,258	1,166,271
Total revenues	1,735,118	1,014,750	14,281,302	2,482,414
Costs and expenses:
Real estate management costs	233,736	249,538	509,314	505,330
Land resource management costs	1,306,234	495,265	13,229,720	1,399,896
Rental income costs	247,232	263,127	494,373	524,357
General and administrative expense	434,619	448,533	969,088	895,779
Total costs and expenses	2,221,821	1,456,463	15,202,495	3,325,362
Operating loss	(486,703)	(441,713)	(921,193)	(842,948)

Other income and expense:
Interest and other income	203	81,079	2,941	170,941
Interest expense (net of capitalized interest for the three and six months ended April 30, 2012 and 2011 of $0, $52,721, $0 and $111,014, respectively.)	(274,919)	(378,929)	(606,596)	(766,208)
Total other income and expense	(274,716)	(297,850)	(603,655)	(595,267)

Loss from operations before income taxes	(761,419)	(739,563)	(1,524,848)	(1,438,215)

Credit for income taxes	(258,000)	(251,000)	(518,000)	(489,000)

Net loss	($503,419)	($488,563)	($1,006,848)	($949,215)

Earnings per combined share:
Basic loss per weighted average combined share	($0.20)	($0.20)	($0.41)	($0.39)

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED APRIL 30, 2012 (UNAUDITED)
	Capital Stock (1)		Capital in Excess of	Earnings Retained in	Accumulated Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (2)	Total
Balance, October 31, 2011	2,732,442	$819,731	$19,829,475	$13,462,459	($2,272,321)	($2,085,407)	$29,753,937

Comprehensive loss:
Net loss				($1,006,848)			(1,006,848)

Balance, April 30, 2012	2,732,442	$819,731	$19,829,475	$12,455,611	($2,272,321)	($2,085,407)	$28,747,089

(1) Capital stock, at stated value of $0.30 per combined share

(2) 282,018 combined shares held in treasury, at cost

See accompanying notes to unaudited combined financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2012 and 2011 (UNAUDITED)
	Six Months Ended
	04/30/12	04/30/11
Cash Flows Provided By (Used In) Operating Activities:
Net loss	($1,006,848)	($949,215)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	629,669	702,669
Impairment	70,700	0
Net book value of properties sold	2,277,785	0
Deferred income taxes	(518,000)	(489,000)
Changes in operating assets and liabilities:
Cash held in escrow	(99,720)	207,609
Accounts receivable and mortgages receivable	(333,744)	86,997
Prepaid expenses and other current assets	1,147,169	169,434
Land and land development costs	31,085	(19,166)
Long-lived assets held for sale	1,196,872	272,139
Accounts payable and accrued liabilities	(567,579)	(631,128)
Deferred income	144,366	373,644
Net cash provided by (used in) operating activities	2,971,755	(276,017)

Cash Flows Provided By (Used In) Investing Activities:
Additions to properties	(58,199)	(191,115)
Payments received under direct financing lease arrangements	7,788,195	4,299
Net cash provided by (used in) investing activities	7,729,996	(186,816)

Cash Flows (Used In) Provided By Financing Activities:
Proceeds from debt	1,782,909	2,221,117
Payment of debt	(12,600,587)	(1,962,891)
Net cash (used in) provided by financing activities	(10,817,678)	258,226
Net decrease in cash and cash equivalents	(115,927)	(204,607)
Cash and cash equivalents, beginning of period	377,158	389,962
Cash and cash equivalents, end of period	$261,231	$185,355

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

     The combined balance sheet as of October 31, 2011, which has been derived from audited financial statements, and the combined financial statements as of and for the three and six month periods ended April 30, 2012 and 2011, which are unaudited, are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2011 Annual Report on Form 10-K. In the opinion of management, the accompanying combined financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods. All significant intercompany accounts and transactions are eliminated.

     Due to intermittent revenues from land resource management, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2. Significant Accounting Policies

     Use of estimates:

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  For example, unexpected changes in market conditions or a continued or further downturn in the economy could adversely affect actual results.  Estimates are used in accounting for, among other things, land development costs, accounts and mortgages receivables, legal liability, insurance liability, depreciation, employee benefits, taxes, and contingencies.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the combined financial statements in the period such revisions are determined to be necessary.

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

     Cash held in escrow:

     Cash held in escrow consists of deposits held by the Companies for interest payments on lines of credit, golf course memberships and real estate transactions and other funds placed into escrow with a third party intermediary for the purpose of a tax deferred exchange under section 1031 of the Internal Revenue Code of 1986, as amended (the “IRC”).

New Accounting Pronouncements

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

During the six months ended April 30, 2012, the Companies had two material property sales, the revenue from which totaled $10,911,419, which was 76% of total revenue for such period: one sale for $9,000,000 to JFBB Ski Areas, Inc. and one sale for $1,911,419 to Phyllis Enfield Trust.

4. Income Taxes

   The benefit for income taxes for the three and six months ended April 30, 2012 and 2011 is estimated using the estimated annual effective tax rate for the fiscal years ending October 31, 2012 and 2011.  The effective income tax rate for the first six months of the Companies’ fiscal year ending October 21, 2012 (such fiscal year “Fiscal 2012”) and Fiscal 2011 was estimated at 34%.

   The Companies’ practice is to recognize interest and/or penalties related to income tax matters as income tax expense in its combined financial statements. As of and for the six months ended April 30, 2012, no interest and penalties have been accrued in the combined balance sheet and no expense is reflected in the combined statement of operations.  At April 30, 2012, federal and state tax returns for fiscal years ending October 31, 2008 and later are subject to future examination by the respective tax authorities.

5.  Stock Based Compensation

   During the six months ended April 30, 2012 and April 30, 2011 no stock options were issued or exercised.

   Option activity during the six month period ended April 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at October 31, 2011	14,000	$39.00	$546,000	0.42
Granted	0	0	0
Exercised	0	0	0
Expired	14,000	$39.00	0	0.00
Outstanding at April 30, 2012	0	$0.00	$0	0.00

Options exercisable at April 30, 2012	0	$0.00

Option exercise price range	$0.00

   The Companies do not expect to recognize any compensation expense related to non-vested awards during Fiscal 2012.

   The Companies’ policy regarding the exercise of options requires that optionees utilize an independent broker to manage the transaction, whereby, following the option exercise, the broker sells the exercised shares on the open market.

6.  Land and Land Development Costs

     Land and improvements in progress held for development consist of the following:

	04/30/2012	10/31/2011
Land unimproved designated for development	$10,857,336	$10,901,859
Residential development	5,084,262	5,084,262
Infrastructure development	4,663,104	4,656,666
	$20,604,702	$20,642,787

     The decrease in land unimproved designated for development was mainly related to the sale of a lot in Saylorsburg, Pennsylvania.

7.  Land

	04/30/2012	10/31/2011
Land held for investment
Land – Unimproved	$2,287,106	$2,340,198
Land – Commercial rental properties	4,603,176	4,603,176
	$6,890,282	$6,943,374

8.  Pension Benefits

     Components of Net Periodic Pension Cost:

	Three Months Ended		Six Months Ended
	04/30/12	04/30/11	04/30/12	04/30/11

Service Cost	$12,276	$14,000	$24,552	$28,000
Interest Cost	96,235	98,000	192,470	196,000
Expected return on plan assets	(102,812)	(95,500)	(205,624)	(191,000)

Net amortization and deferral:
Amortization of accumulated loss	83,568	50,250	167,136	100,500
Net amortization and deferral	83,568	50,250	167,136	100,500
Total net periodic pension cost	$89,267	$66,750	$178,534	$133,500

The Companies expect to contribute $545,687 to their pension plan in Fiscal 2012.  As of April 30, 2012, the Companies made contributions totaling $300,829 and anticipate contributing an additional $244,858 to fund their pension plan in Fiscal 2012.

9.  Investment in Direct Financing Leases

During Fiscal 2011, the Companies leased the Jack Frost and Big Boulder ski areas to a third party under direct financing leases that extended through 2034.  The Companies net investment in direct financing leases consisted of the following as of October 31, 2011:

10/31/11
Minimum future lease payments	$7,426,946
Unguaranteed residual value of lease properties	8,430,879
Gross investment in lease	15,857,825
Unearned income	(7,567,630)
Valuation allowance	(502,000)
Net investment in direct financing leases	$7,788,195

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

10.  Per Share Data

     Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period.  The calculation of diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the relevant period, net of assumed repurchases using the treasury stock method.   For the three and six months ended April 30, 2012 and 2011 all outstanding unexercised stock options would be excluded from the calculation of diluted EPS because the exercise price of all such options exceeded the market price of the Companies’ common stock.  As a result, the calculation of diluted EPS has been excluded from the table below since diluted EPS for these periods is equal to EPS.

     Weighted average basic shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, and basic loss per weighted average combined share for the three and six months ended April 30, 2012 and April 30, 2011 are as follows:

	Three Months Ended		Six Months Ended
	04/30/12	04/30/11	04/30/12	04/30/11
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share is computed as follows:
Net loss	($503,419)	($488,563)	($1,006,848)	($949,215)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.20)	($0.20)	($0.41)	($0.39)

11.  Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the six months ended April 30, 2012 and 2011:

	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$625,059	$876,429
Income taxes	$5,300	$19,684

Supplemental disclosures of non cash operating and investing activities:

Reclassification of assets from long-lived assets held for sale to land improvements, buildings and equipment, net	$388,526	$0

Reclassification of assets from land and land development costs to long-lived assets held for sale	$0	$171,930

Reclassification of land held for recreation to land held for investment, principally unimproved	$0	$37,706

12. Subsequent Events

     The Companies have evaluated and disclosed subsequent events from April 30, 2012 through the issuance date of the Form 10-Q.

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

▪

The Companies’ ability to negotiate leases for the future operations of the Companies’ facilities;

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

We do not intend to update these forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events except as required by law.  We qualify all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the cautionary statements referenced above.

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

At April 30, 2012, we owned 13,786 acres of land in Northeastern Pennsylvania along with 13 acres of land in various other states.  Of these land holdings, we designated 3,392 acres as held for development.  It is expected that all of our planned developments will either be subdivided and sold as parcels of land, or be developed into single and multi-family housing.

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

With recent changes in management and in light of the economic environment, we intend to undertake a thoughtful review of our strategic plan and update our master development plan.  We have initiated a process of cataloging our land inventory and our oil, gas and mineral rights and are developing a long term portfolio strategy with a view to maximize shareholder value.  We intend to continue considering asset sales opportunistically.

For Fiscal 2012, we intend to continue selective sales of land, some of which may be treated as Section 1031 tax deferred exchanges under the Internal Revenue Code.

We are also taking various steps to attract new home and land sale customers.  For example, purchasers who want to purchase a condominium in our Boulder Lake Village complex and can make a down payment of at least 20%, have the option of financing their mortgage through Big Boulder Corporation with interest only payments for five years.  We are also offering prepaid dues for a one year membership with the Lake Mountain Club and complimentary passes to the Jack Frost National Golf Course to original purchasers of the existing Boulder Lake Village Condominiums.  We are also offering financing opportunities for the purchase of selected tracts of land.

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

Recent Developments

On February 8, 2012, the Companies entered into an employment agreement (the “Agreement”) with Mr. Bruce Beaty, pursuant to which Mr. Beaty serves as President and Chief Executive Officer of the Companies.  The initial term of the Agreement became effective January 1, 2012 and expires January 1, 2013.  Thereafter, the Agreement continues in effect indefinitely until either party gives notice of termination to the other party.  The Agreement provides that Mr. Beaty will receive a $120,000 base annual salary, will receive a bonus of not less than $30,000, is eligible to participate in the Companies’ 401(k) plan and will be reimbursed for his health care costs incurred under his existing personal health insurance policy.  Mr. Beaty will perform such duties and fulfill such assignments as may be assigned by the Boards of Directors or its designee and devote a majority of his time, energy, attention and skill to the performance of his duties and to the promotion and advancement of the Companies’ business and interests.

On February 20, 2012 the Companies entered into a second amendment (the “Second Amendment”) to the Phase 3 Agreement of Sale dated February 17, 2011 with The Conservation Fund (the “Purchaser”) for 376 acres in Thornhurst, Lackawanna County for the purchase price of $1,600,000.  The Second Amendment extended the end date of the inspection period during which the Purchaser may perform due diligence from February 16, 2012 to November 30, 2012, and specified a closing date of December 31, 2012.  The second amendment also provides that, if prior to the expiration of the Inspection Period, the parties are unable to reach an agreement on the terms under which the Companies will retain and exercise gas and oil rights on the property following closing, then either party may terminate the Agreement on ten days written notice and the $5,000 deposit under the Agreement will be refunded to the Purchaser.

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

We recognize income on the disposition of real estate using the full accrual method.  The full accrual method is appropriate at closing when the sales contract has been signed, the buyer has arranged permanent financing and the risks and rewards associated with ownership have been transferred to the respective buyer.  In the few instances that the Companies finance the sale, a minimum 20% down payment is required from the respective buyers.  The remaining financed purchase price is not subject to subordination.  Down payments of less than 20% are accounted for as deposits.

The costs of developing land for resale as resort homes and the costs of constructing certain related amenities are allocated to the specific parcels to which the costs relate. Such costs, as well as the costs of construction of the resort homes, are charged to operations as sales occur. Land held for resale and resort homes under construction are stated at lower of cost or market.

Timbering revenues from stumpage contracts are recognized at the time a stumpage contract is signed. At the time a stumpage contract is signed, the risk of timber ownership is passed to the buyer at a fixed, determinable cost.  There is no transfer of title in connection with these contracts.  Reasonable assurance of collectibility is determined by the date of signing and, at that time, the obligations of the Companies’ are satisfied.  Therefore, full accrual recognition at the time of contract execution is appropriate.

Deferred income consists of rents, ski area leases, dues and deposits on land or home sales. These rents, which are not yet earned, are rents from the Companies’ commercial properties that have been paid in advance.  Ski area leases are paid over a four month period from December to March and recognized over the year.  Dues are dues paid in advance related to memberships in the Companies’ hunting and fishing clubs and golf course memberships paid. Revenues related to the hunting and fishing clubs and golf course memberships are recognized over the seasonal period that the dues cover.  The Companies recognize revenue related to the fishing club over a five month period from May through September, and the golf course over a seven month period, from April through October.  Deposits are required on land and home sales.

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

We capitalize as land and land development costs, the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use.  The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method.  Revenue is recognized upon signing of the applicable closing documents, at which time a binding contract is in effect, the buyer has arranged for permanent financing and the Companies are assured of payment in full.  In addition, at the time of closing, the risks and rewards associated with ownership have been transferred to the buyer.  Selling expenses are recorded when incurred.

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

We sponsor a defined benefit pension plan as detailed in footnote 8 to the accompanying unaudited combined financial statements.  The accounting for pension costs is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover and mortality and retirement ages.  Changes in these key assumptions can have a significant effect on the pension plan’s impact on the Companies’ financial statements.  We engage the services of an independent actuary and investment consultant to assist them in determining these assumptions and in calculating pension income.  The pension plan is currently underfunded and, accordingly, the Companies have made contributions to the fund of $637,600 in Fiscal 2011.  The Companies expect to contribute $545,687 to the pension plan in Fiscal 2012.  As of April 30, 2012, the Companies made contributions totaling $300,829.  Future benefit accruals under the pension plan ceased as of August 31, 2010.  The Companies also have a 401(k) pension plan that is available to all full time employees.  Effective August 1, 2010, the Companies match 50% of employee salary deferral contributions up to 3% of their pay for each payroll period.

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

Results of Operations for the Three and Six Months Ended April 30, 2012 and 2011

Operations for the three and six months ended April 30, 2012 resulted in a net loss of $503,419 and $1,006,848, or $0.20 and $0.41 per combined share, respectively, compared to a net loss of $488,563 and $949,215, or $.20 and $.39 per combined share, for the three and six month periods ended April 30, 2011, respectively.

Revenues

Combined revenue of $1,735,118 and $14,281,302 for the three and six months ended April 30, 2012 represents an increase of $720,368 and $11,798,888, respectively, compared to the three and six months ended April 30, 2011.  Real Estate Management Operations / Rental Operations revenue decreased $129,519 and $243,341, or (16%) and (15%), respectively, for the three and six months ended April 30, 2012, compared to the three and six months ended April 30, 2011. Land Resource Management revenue increased $849,527 and $12,042,229, or greater than 100% for the three and six months ended April 30, 2012 compared to the three and six months ended April 30, 2011, respectively.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations revenue was $1,379,792 for the six months ended April 30, 2012, compared to $1,623,133 for the six months ended April 30, 2011, which resulted in a decrease of $243,341, or (15%).  Rental revenue for the six months ended April 30, 2012 decreased to $925,258 as compared to $1,166,271 for the six months ended April 30, 2011, a decrease of $241,013, or (21%).  This decrease was related to the sale of two investment rental properties, one on September 1, 2011 and the other on November 1, 2011, and also due to revenue related to the ski area leases which resulted in reduced rental revenue for the six month period ended April 30, 2012 as compared to the six months ended April 30, 2011.  Revenue related to the lease of the ski areas was $25,764 for the six months ended April 30, 2012 as compared to $144,808 for the six months ended April 30, 2011 for a decrease of $119,044, or (82%). This decrease was the result of the sale of the ski areas on December 15, 2011.

Land Resource Management

For the six months ended April 30, 2012, Land Resource Management revenues increased to $12,901,510, compared to $859,281 for the six months ended April 30, 2011, an increase of $12,042,229, or greater than 100%.  This increase is primarily attributable to the land sales of the Jack Frost Mountain Ski Area ($5,650,000), the Big Boulder Ski Area ($3,350,000) and the sale of the Jack in the Box investment property located in Wallisville, Texas ($1,911,419).  Land sales do not occur on a regular basis.  In addition there were four condominium sales in Boulder Lake Village community totaling $899,000 and three duplex townhouse sales in Laurelwoods II community totaling $667,000 for the six months ended April 30, 2012, as compared to one condominium sale in Boulder Lake Village for $299,000 and one duplex townhouse in Laurelwoods II community for $285,000 for the six months ended April 30, 2011, an increase of $982,000, or greater than 100%.  For the six months ended April 30, 2012, timbering revenue was $321,722 as compared to $77,900 for the three months ended April 30, 2011, an increase of $243,822 or greater than 100%.  The Jack Frost National Golf Course’s revenue for the six months ended April 30, 2012 increased to $61,618 as compared to $31,185 for the six months ended April 30, 2011, an increase of $30,433, or 98%, which was primarily due to favorable weather conditions in the spring of 2012 that allowed an early opening day.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the six months ended April 30, 2012 decreased to $1,003,687compared to $1,029,687 for the six months ended April 30, 2011, a decrease of $26,000 or (3%). This decrease was due to the sale of the two retail investment rental properties and the two ski areas.

Land Resource Management

Operating costs associated with Land Resource Management for the six months ended April 30, 2012 increased to $13,229,720 compared with $1,399,896 for the six months ended April 30, 2011, an increase of $11,829,824, or greater than 100%.  This increase is primarily attributable to the land sales of the Jack Frost Mountain Ski Area ($5,660,835), the Big Boulder Ski Area ($3,360,536) and the sale of Jack in the Box ($1,825,561).  Additionally an increase in cost of goods sold related to real estate development, which was $856,253 for the six months ended April 30, 2012 as compared to $283,042 for the six months ended April 30, 2011, an increase of $573,211 or greater than 100% and an increase in real estate development operating expenses, which was $849,810 for the six months ended April 30, 2012 as compared to $490,827 for the six months ended April 2011, an increase of $358,983 or 73%.  These increases were the result of three duplex townhouse sales in the Laurelwoods II community and four Boulder Lake Village condominium sales for the six months ended April 30, 2012 as compared to one duplex townhouse sale in the Laurelwoods II community and one Boulder Lake Village condominium sale during the six months ended April 30, 2011.  The Jack Frost National Golf Course expenses decreased by ($55,990) for the six months ended April 30, 2012 as compared to the six months ended April 30, 2011 primarily due to decreased depreciation expense ($26,015), equipment rental expense ($21,807) and course repairs and maintenance ($9,061).  There were two timbering contracts for the six months ended April 30, 2012 and one timbering contract for the six months ended April 30, 2011.  Consulting fees relating to these timber contracts were $30,572 for the six months ended April 30, 2012 compared to $7,790 for the six months ended April 30, 2011, an increase of $22,782 relating to the increase in timber revenue.

General and Administration

General and Administration costs for the six months ended April 30, 2012 increased to $969,088 as compared to $895,779 for the six months ended April 30, 2011, an increase of $73,309, or 8%.  This increase is primarily related to increased salaries and related benefits and payroll taxes $129,378, pension expense $45,036, offset by a decrease in consulting fees ($48,861), legal & audit fees ($40,955) and depreciation expense ($13,143).

Other Income (Expense)

Interest and other income decreased to $2,941 for the six months ended April 30, 2012 compared to $170,941 for the six months ended April 30, 2011, a decrease of $168,000, or 98%. This was primarily due to the loss of interest income derived from leasing Jack Frost Mountain and Big Boulder Ski Areas which were sold December 15, 2011.

Interest expense for the six months ended April 30, 2012 decreased to $606,596 compared to $766,208 for the six months ended April 30, 2011, a decrease of $159,612, or (21%). Interest expense on our $4,600,000 term note with M&T Bank (the “Bank”) was $14,982 for the six months ended April 30, 2012 as compared to $68,630 for the six months ended April 30, 2011 for a decrease of $53,648 or 78%.  This note was paid in full on December 15, 2011.  The interest expense on our $3,100,000 available line of credit with the Bank was $16,183 for the six months ended April 30, 2012 as compared to $59,431 for the six months ended April 30, 2011 for a decrease of $43,248, or 73%.  This decrease is due to the line of credit being paid down a net of $531,691 during six months ended April 30, 2012.  The Companies also have a $9,000,000 line of credit with the Bank to fund real estate development which resulted in interest expense related to the completed and unsold units at Boulder Lake Village and Woodsbluff duplexes increasing to $95,600 for the six months ended April 30, 2012 as compared to $93,708 for the six months ended April 30, 2011, an increase of $1,982 or 2%.  The Companies sold a commercial property in Fort Collins, Colorado on September 30, 2011 which resulted in zero interest expense for the six months ended April 30, 2012 as compared to $23,450 for the six months ended April 30,

2011, a decrease of 100%.  The Companies sold a commercial property in Wallisville, Texas on November 30, 2011 which resulted in interest expense of $7,386 for the six months ended April 30, 2012 as compared to $34,952 for the six months ended April 30, 2011, a decrease of $27,566 or 79%.

Tax Rate

The effective tax rate for the six months ended April 30, 2012 and 2011 was 34%.  The rate for Fiscal 2012 is specific to federal taxes.  There is no benefit for state income tax because the Companies fully reserved the future benefit.

Liquidity and Capital Resources

As reflected in the Combined Statements of Cash Flows, net cash provided by operating activities was $2,971,755 for the six months ended April 30, 2012 versus net cash used in operating activities of $276,017 for the six months ended April 30, 2011.  The increase in net cash provided by operating activities for the six months ended April 30, 2012 is primarily attributable to the sales of the Jack Frost Mountain and Big Boulder Ski Areas and the Jack In The Box.

Material non-recurring cash items for the six months ended April 30, 2012 include the sales of Jack Frost Mountain Ski Area for $5,650,000, Big Boulder Ski Area for $3,350,000 and the Jack In The Box for $1,911,419.

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

The Companies have a $9,000,000 line of credit with the Bank to fund real estate development with a construction sub-limit of $4,400,000 and site development sub-limit of $4,600,000.  The interest rate on this line of credit is equal to the greater of overnight LIBOR plus 3.5% or the daily 30-day LIBOR plus 3.5%, with an interest rate floor of 5.5%.  Interest is due and payable on a monthly basis and at April 30, 2012, the interest rate equaled 5.5% The Companies maintain an interest reserve account which was established in the third quarter of the fiscal year ended October 31, 2009 as security for the payment of interest with the proceeds from a sale of land.  On December 15, 2011 the Companies utilized a portion of the proceeds from the sale of Jack Frost Mountain and Big Boulder Ski Areas to deposit $221,201 into the interest reserve account and at April 30, 2012 the balance in the account was $213,952.  During the six months ended April 30, 2012 the Companies utilized a portion of the proceeds from the sale of three Laurelwoods Woodsbluff duplex units and four Boulder Lake Village condominium units to repay $1,280,189 and $36,211 on the Construction and Site Development sublimits, respectively.  On December 15, 2011 the Companies utilized a portion of the proceeds from the sale of the ski areas to repay $181,500 on the Construction sublimit and the balance outstanding of $2,881,311 on the Site Development sublimit. At April 30, 2012, $1,777,442 and $0 were outstanding on the Construction and Site Development sub-limits, respectively.   The remaining principal and any accrued interest are due and payable on September 30, 2012.

The total principal amount outstanding under the aggregate line of credit may not exceed the lesser of (a) $9,000,000, or (b) 80% of the cost or appraised value of the units.  The loan agreement requires, among other things, that the Companies comply annually with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies have not met the required debt service coverage ratio at October 31, 2011 and have obtained a waiver from the Bank for this covenant.  The next calculation of the ratios is required October 31, 2012.

The Companies also have a $3,100,000 line of credit with the Bank for general operations.  On December 15, 2011 the Companies repaid $826,849 on the line of credit with a portion of the proceeds from the ski area sales.  At April 30, 2012, $665,439 was outstanding on the $3,100,000 line at a 5.5% interest rate.

The following table sets forth the Companies’ significant contractual cash obligations for the items indicated as of April 30, 2012:

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lines of Credit	$2,442,881	$2,442,881	$0	$0	$0
Long-Term Debt-Investment Properties	14,732,848	348,761	7,382,179	551,814	6,450,094
Capital Leases	130,097	46,624	83,473	0	0
Debt Sub-total	$17,305,826	$2,838,266	$7,465,652	$551,814	$6,450,094
Pension Contribution Obligations	244,858	244,858	0	0	0
Total Contractual Cash Obligations	$17,550,684	$3,083,124	$7,465,652	$551,814	$6,450,094

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At April 30, 2012, we had $2,442,881 of variable rate indebtedness, representing 14% of our total debt outstanding, at an average rate of 5.50% (calculated as of April 30, 2012).  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.

Exposure to market risk may also exist in our mortgages receivable issued in connection with land sales.  Mortgages receivable are considered fully collectible by management and accordingly, no allowance for loan losses is considered necessary.

Item 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

The Companies’ president and chief executive officer and the Companies’ chief financial officer and treasurer, along with the remainder of the Companies’ management, evaluated the effectiveness of the Companies’ disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Companies’ president and chief executive officer and the Companies’ chief financial officer and treasurer concluded that the Companies’ disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Companies in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and is accumulated and communicated to the Companies’ management, including the Companies’ principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Companies believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

10.6

First Amendment to Agreement of Sale, Phase 3, dated August 15, 2011between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed August 18, 2011 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.)

Exhibit Number	Description
10.7	Employment Agreement effective January 1, 2012 between Blue Ridge Real Estate Company and Bruce Beaty (filed February 14, 2012 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)
10.8

Second Amendment to Agreement of Sale, Phase 3, dated February 20, 2012 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed as exhibit 10.3 to Form 8-K filed on February 24, 2012 and incorporated herein by reference.)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   June 13, 2012

/s/ Bruce Beaty

Bruce Beaty

President and Chief Executive Officer

Dated:   June 13, 2012

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

10.6

First Amendment to Agreement of Sale, Phase 3, dated August 15, 2011between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed August 18, 2011 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.)

10.7	Employment Agreement effective January 1, 2012 between Blue Ridge Real Estate Company and Bruce Beaty (filed February 14, 2012 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)
10.8

Second Amendment to Agreement of Sale, Phase 3, dated February 20, 2012 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed as exhibit 10.3 to Form 8-K filed on February 24, 2012 and incorporated herein by reference.)

31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification
101.INS**	XBRL Instance Document

Exhibit Number	Description
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

**Furnished herewith