Form 10-Q
period 2012-07-31
BLUE RIDGE REAL ESTATE CO
filed 2012-09-14
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

☐YES          ☒NO

     The number of shares of the registrants’ common stock outstanding as of the close of business on September 13, 2012 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Balance Sheets –

July 31, 2012 (Unaudited) and October 31, 2011

1

Combined Statements of Operations (Unaudited) –

Three and Nine Months ended July 31, 2012 and 2011

2

Combined Statement of Changes in Shareholders’ Equity (Unaudited) –

Nine months ended July 31, 2012

3

Combined Statements of Cash Flows (Unaudited) –

Nine Months Ended July 31, 2012 and 2011

4

Notes to Combined Financial Statements (Unaudited)

5

Item 2.  Management's Discussion and Analysis of Financial Condition

and Results of Operations

12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

19

Item 4.  Controls and Procedures

19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

20

Item 1A.  Risk Factors

20

Item 4.  Mine Safety Disclosures

20

Item 6.  Exhibits

20

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED BALANCE SHEETS

	(UNAUDITED) 07/31/12	10/31/11
ASSETS
Land and land development costs (3,391 and 3,394 acres per land ledger, respectively)	$20,610,824	$20,642,787
Land improvements, buildings and equipment, net	21,654,494	22,881,409
Land held for investment, principally unimproved (10,406 and 10,719 acres per land ledger, respectively)	6,890,282	6,943,374
Long-lived assets held for sale	935,000	4,721,303
Net investment in direct financing leases	0	7,788,195
Cash and cash equivalents	331,936	377,158
Cash held in escrow	254,041	211,881
Prepaid expenses and other assets	234,011	1,379,312
Accounts receivable and mortgages receivable	289,347	160,290
Total Assets	$51,199,935	$65,105,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$16,857,454	$28,123,504
Accounts payable	114,849	437,783
Accrued liabilities	288,025	415,935
Deferred income	814,309	733,734
Amounts due to related parties	0	24,792
Accumulated deferred income taxes	1,593,708	2,303,708
Accrued pension expense	3,156,863	3,312,316
Total liabilities	22,825,208	35,351,772

COMBINED SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442	819,731	819,731
Capital in excess of stated value	19,829,475	19,829,475
Earnings retained in the business	12,083,249	13,462,459
Accumulated other comprehensive loss	(2,272,321)	(2,272,321)
Shareholders’ equity before capital stock in treasury	30,460,134	31,839,344
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	28,374,727	29,753,937
Total liabilities and shareholders’ equity	$51,199,935	$65,105,709

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 and 2011

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	07/31/12	07/31/11	07/31/12	07/31/11
Revenues:
Real estate management revenue	$277,833	$284,864	$732,367	$741,726
Land resource management revenue	1,223,328	1,660,038	14,124,838	2,519,319
Rental income revenue	432,246	583,475	1,357,504	1,749,746
Total revenues	1,933,407	2,528,377	16,214,709	5,010,791
Costs and expenses:
Real estate management costs	243,287	256,992	752,601	762,322
Land resource management costs	1,319,007	1,879,132	14,548,727	3,279,028
Rental income costs	244,346	263,040	738,719	787,397
General and administrative expense	433,303	397,566	1,402,391	1,293,345
Gain on sale of assets	(4,609)	(5,500)	(4,609)	(5,500)
Total costs and expenses	2,235,334	2,791,230	17,437,829	6,116,592
Operating loss	(301,927)	(262,853)	(1,223,120)	(1,105,801)

Other income and expense:
Interest and other income	150	80,734	3,091	251,675
Interest expense (net of capitalized interest for the three and nine months ended July 31, 2012 and 2011 of $0, $47,518, $0 and $158,532, respectively.)	(262,585)	(389,355)	(869,181)	(1,155,563)
Total other income and expense	(262,435)	(308,621)	(866,090)	(903,888)

Loss from operations before income taxes	(564,362)	(571,474)	(2,089,210)	(2,009,689)

Credit for income taxes	(192,000)	(194,000)	(710,000)	(683,000)

Net loss	($372,362)	($377,474)	($1,379,210)	($1,326,689)

Earnings per combined share:
Basic loss per weighted average combined share	($0.15)	($0.15)	($0.56)	($0.54)

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED JULY 31, 2012

(UNAUDITED)

	Capital Stock (1)
	Shares	Amount	Capital in Excess of Stated Par	Earnings Retained in the Business	Accumulated Other Comprehensive Loss	Capital Stock in Treasury (2)	Total
Balance, October 31, 2011	2,732,442	$819,731	$19,829,475	$13,462,459	($2,272,321)	($2,085,407)	$29,753,937
Comprehensive loss:
Net loss				($1,379,210)			($1,379,210)
Balance, July 31, 2012	2,732,442	$819,731	$19,829,475	$12,083,249	($2,272,321)	($2,085,407)	$28,374,727

(1)

Capital stock, at stated value of $0.30 per combined share

(2)

282,018 shares held in treasury, at cost

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2012 AND 2011
(UNAUDITED)

	Nine months ended
	07/31/12	07/31/11

Cash Flows Provided By (Used In) Operating Activities:
Net loss	($1,379,210)	($1,326,689)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	932,448	1,033,464
Impairment	70,700	0
Net book value of properties sold	2,540,624	0
Deferred income taxes	(710,000)	(683,000)
Gain on sale of assets	(4,609)	(5,500)
Changes in operating assets and liabilities:
Cash held in escrow	(42,160)	307,027
Accounts receivable and mortgages receivable	(129,057)	238,628
Prepaid expenses and other current assets	1,145,301	254,008
Land and land development costs	24,963	148,296
Long-lived assets held for sale	1,629,363	1,007,075
Accounts payable and accrued liabilities	(631,089)	(545,409)
Deferred income	80,575	127,637
Net cash provided by operating activities	3,527,849	555,537

Cash Flows Provided By (Used In) Investing Activities:
Proceeds from disposition of assets	5,100	5,500
Additions to properties	(100,316)	(298,512)
Payments received under direct financing lease arrangements	7,788,195	6,449
Net cash provided by (used in) investing activities	7,692,979	(286,563)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from debt	2,541,850	3,213,405
Payment of debt	(13,807,900)	(3,538,616)
Net cash used in financing activities	(11,266,050)	(325,211)
Net decrease in cash and cash equivalents	(45,222)	(56,237)
Cash and cash equivalents, beginning of period	377,158	389,962
Cash and cash equivalents, end of period	$331,936	$333,725

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

     The combined balance sheet as of October 31, 2011, which has been derived from audited financial statements, and the combined financial statements as of and for the three and nine month periods ended July 31, 2012 and 2011, which are unaudited, are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2011 Annual Report on Form 10-K. In the opinion of management, the accompanying combined financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods. All significant intercompany accounts and transactions are eliminated.

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

During the nine months ended July 31, 2012, the Companies had two material property sales, the revenue from which totaled $10,911,419, which was 67% of total revenue for such period: one sale for $9,000,000 to JFBB Ski Areas, Inc. and one sale for $1,911,419 to Phyllis Enfield Trust.

4.  Income Taxes

   The benefit for income taxes for the three and nine months ended July 31, 2012 and 2011 is estimated using the estimated annual effective tax rate for the fiscal years ending October 31, 2012 and 2011.  The effective income tax rate for the first nine months of the Companies’ fiscal year ending October 31, 2012 (such fiscal year “Fiscal 2012”) and Fiscal 2011 was estimated at 34%.

   The Companies’ practice is to recognize interest and/or penalties related to income tax matters as income tax expense in its combined financial statements. As of and for the nine months ended July 31, 2012, no interest and penalties have been accrued in the combined balance sheet and no expense is reflected in the combined statement of operations.  At July 31, 2012, federal and state tax returns for fiscal years ending October 31, 2009 and later are subject to future examination by the respective tax authorities.

5.  Stock Based Compensation

   During the nine months ended July 31, 2012 and July 31, 2011 no stock options were issued or exercised.

   Option activity during the nine month period ended July 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Useful Life (in years)
Outstanding at beginning of period	14,000	$39.00	$546,000	0.42
Granted	0	0.00	0
Exercised	0	0.00	0
Expired	14,000	$39.00	0	0.00
Outstanding at end of period	0	$0.00	$0	0.00

Options exercisable at end of period	0	$0.00
Option exercise price range	$0.00

   The Companies do not expect to recognize any compensation expense related to non-vested awards during Fiscal 2012.

   The Companies’ policy regarding the exercise of options requires that optionees utilize an independent broker to manage the transaction, whereby, following the option exercise, the broker sells the exercised shares on the open market.

6.  Land and Land Development Costs

Land and improvements in progress held for development consist of the following:

	07/31/2012	10/31/2011
Land unimproved designated for development	$10,857,296	$10,901,859
Residential development	5,084,262	5,084,262
Infrastructure development	4,669,266	4,656,666
Total land and improvements in progress	$20,610,824	$20,642,787

     The decrease in land unimproved designated for development was mainly related to the sale of a lot in Saylorsburg, Pennsylvania.

7.  Land

	07/31/2012	10/31/2011
Land held for investment
Land – Unimproved	$2,287,106	$2,340,198
Land – Commercial rental properties	4,603,176	4,603,176
Total land held for investment	$6,890,282	$6,943,374

8.  Pension Benefits

Components of Net Periodic Pension Cost:

	Three months ended		Nine months ended
	07/31/12	07/31/11	07/31/12	07/31/11
Service Cost	$12,276	$14,000	$36,828	$42,000
Interest Cost	96,235	98,000	288,705	294,000
Expected Return on Plan Assets	(102,812)	(95,500)	(308,436)	(286,500)

Net amortization and deferral:
Amortization of Accumulated Loss	83,568	50,250	250,704	150,750
Net amortization and deferral	83,568	50,250	250,704	150,750
Total net periodic pension cost	$89,267	$66,750	$267,801	$200,250

The Companies expect to contribute $564,358 to their pension plan in Fiscal 2012.  As of July 31, 2012, the Companies made contributions totaling $423,258 and anticipate contributing an additional $141,100 to fund their pension plan in Fiscal 2012. The Companies are currently exploring the impact of recent legislation (Moving Ahead for Progress in the 21st Century Act “MAP-21”) and are intending to utilize the funding relief in the current and future plan years.

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

On December 15, 2011, the Jack Frost and Big Boulder ski areas were sold to the previous third party lessee.  The transaction resulted in a loss of approximately ($502,000) primarily related to the reversal of the accrued rent receivable based on the straight line amortization of the lease.  The valuation allowance was recorded as impairment in Fiscal 2011.  The reported interest income in Fiscal 2011 primarily resulted from the direct financing lease.

10.  Per Share Data

     Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period.  The calculation of diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the relevant period, net of assumed repurchases using the treasury stock method.   For the three and nine months ended July 31, 2012 and 2011 all outstanding unexercised stock options would be excluded from the calculation of diluted EPS because the exercise price of all such options exceeded the market price of the Companies’ common stock.  As a result, the calculation of diluted EPS has been excluded from the table below since diluted EPS for these periods is equal to EPS.

     Weighted average basic shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, and basic loss per weighted average combined share for the three and nine months ended July 31, 2012 and July 31, 2011 are as follows:

	Three months ended		Nine months ended
	07/31/12	07/31/11	07/31/12	07/31/11
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share is computed as follows:
Net loss	($372,362)	($377,474)	($1,379,210)	($1,326,689)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.15)	($0.15)	($0.56)	($0.54)

11.  Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the nine months ended July 31, 2012 and 2011:

	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$891,467	$1,306,362
Cash paid during the period for Income taxes	$56,700	$28,899

Supplemental disclosures of non cash operating activities:
Reclassification of assets from long-lived assets held for sale to land improvements, buildings and equipment, net	$388,526	$0
Reclassification of assets from land improvements, buildings and equipment, net to long-lived assets held for sale	$11,741	$0
Timing difference pertaining to the Amended and Restated Term Note dated July 29, 2011 and the receipt of proceeds on August 11, 2011 which resulted in an increase in accounts receivable and mortgages receivable and debt	$0	$2,000,000
Reclassification of assets from land and land development costs to long-lived assets held for sale	$0	$353,234
Reclassification of assets from land held for recreation to land held for investment, principally unimproved	$0	$37,706

12. Business Segment Information

   The following information is presented in accordance with the accounting pronouncement regarding disclosures about segments of an enterprise and related information.  The Companies’ business segments were determined from the Companies’ internal organization and management reporting, which are based primarily on differences in services.

   Real Estate Management/Rental Operations

   Real Estate Management/Rental Operations consists of: investment properties leased to others located in Eastern Pennsylvania, New Jersey, Minnesota, Louisiana, Colorado and Texas; recreational club activities; services to the trusts that operate resort residential communities; sales of investment properties; and rental of land and land improvements, which includes the leasing of our two ski areas located in the Pocono Mountains of Northeastern Pennsylvania.  The investment property located in Colorado was sold September 30, 2011, the investment property in Texas was sold November 30, 2011 and the Jack Frost Mountain and Big Boulder Ski Areas were sold December 15, 2011.

   Land Resource Management

     Land Resource Management consists of: land sales; land purchases; timbering operations; the Jack Frost National Golf Course; and a real estate development division.  Timbering operations consist of selective timbering on our land holdings.  Contracts are entered into for parcels that have had the timber selectively marked.  We rely on the advice of our forester, who is engaged on a consulting basis and who receives a commission on each stumpage contract, for the timing and selection of certain parcels of land for timbering.  Our forester gives significant attention to protecting the environment and retaining the value of these parcels for future timber harvests.  The Jack Frost National Golf Course is managed by Billy Casper Golf, LLC, an unaffiliated third party.  The real estate development division is responsible for the residential land development activities which include overseeing the construction of single and multi-family homes and development of infrastructure.

     Funds expended to date for real estate development have been primarily for infrastructure improvements and home construction in the Laurelwoods II and Boulder Lake Village communities.  Construction of 22 single family homes and four duplex homes in Laurelwoods II has been completed.  The construction of 18 condominium units within Building J at Boulder Lake Village on Big Boulder Lake has been completed as well.  Other expenditures for our development projects in the planning phases include fees for architects, engineers, consultants, studies and permits.

     Information by business segment is as follows:

	Nine months ended
	7/31/12	7/31/11
Revenues from operations:
Real estate management/rental operations	$2,089,871	$2,491,472
Land resource management	14,124,838	2,519,319
Total revenues from operations	$16,214,709	$5,010,791

Operating profit (loss), excluding general and administrative expenses:
Real estate management/rental operations	$603,160	$947,253
Land resource management	(423,889)	(759,709)
Total operating profit, excluding general and administrative expenses	$179,271	$187,544

General and administrative expenses:
Real estate management/rental operations	$180,750	$643,079
Land resource management	1,221,641	650,266
Total general and administrative expenses	$1,402,391	$1,293,345

Interest and other income, net:
Real estate management/rental operations	$0	$249,231
Land resource management	3,091	2,444
Total interest and other income, net	$3,091	$251,675

Interest expense:
Real estate management/rental operations	$714,275	$905,410
Land resource management	154,906	250,153
Total Interest expense	$869,181	$1,155,563

Loss from operations before income taxes	($2,089,210)	($2,009,689)

     Identifiable assets, net of accumulated depreciation at July 31, 2012 and October 31, 2011 and depreciation expense and capital expenditures for nine months ended July 31, 2012 and the fiscal year ended October 31, 2011 by business segment are as follows:

July 31, 2012	Identifiable Assets	Depreciation and Amortization Expense	Capital Expenditures
Real estate management/rental operations	$26,700,883	$611,300	$4,588
Land resource management	24,366,870	257,864	3,212
Other corporate	132,182	63,284	92,516
Total Assets	$51,199,935	$932,448	$100,316
October 31, 2011
Real estate management/rental operations	$31,631,693	$862,300	$761
Land resource management	33,251,319	382,539	225,105
Other corporate	222,697	109,991	203,691
Total Assets	$65,105,709	$1,354,830	$429,557

For the nine months ended July 31, 2011, no one customer represented more than 10% of total revenues.  During the nine months ended July 31, 2012, the Companies had two material property sales, the revenue from which totaled $10,911,419, which was 67% of total revenue for such period: one sale for $9,000,000 to JFBB Ski Areas, Inc. and one sale for $1,911,419 to Phyllis Enfield Trust.

13. Subsequent Events

     The Companies have evaluated and disclosed subsequent events from July 31, 2012 through the issuance date of the Form 10Q.

     On September 6, 2012, Blue Ridge and The Conservation Fund (the “Purchaser”) entered into a Third Amendment (the “Third Amendment”) to the Agreement of Sale between Blue Ridge and the Purchaser dated February 17, 2011 (the “Initial Phase 3 Agreement”), as amended by the First Amendment dated August 15, 2011 (the “First Amendment”), and as amended by the Second Amendment dated February 20, 2012 (the “Second Amendment”, and the Initial Phase 3 Agreement as amended by the First and Second Amendment, the “Phase 3 Agreement”) for raw land owned by the Company.  Under the Phase 3 Agreement, Blue Ridge agreed to sell the Purchaser land located in Thornhurst Township, Lackawanna County, Pennsylvania, consisting of approximately 376 acres (the “Property”), for a purchase price of $1,600,000, $5,000 of which was paid by the Purchaser as a deposit (the “Deposit”) within five business days of the effective date of the Phase 3 Agreement, and the remainder of which is payable to the Company at the closing.

     Prior to the Third Amendment, the Phase 3 Agreement provided that (i) the Purchaser had until November 30, 2012 (the “Inspection Period”) to perform any due diligence it deemed necessary to satisfy itself as to the feasibility of proceeding with its acquisition of the Property; (ii) the closing for the sale of the Property would occur on December 31, 2012 and (iii) if the parties are unable to reach an agreement on the final terms of the Surface Use Agreement prior to the expiration of the Inspection Period (as extended by the terms of the Second Amendment), then either party may terminate the Agreement on ten days written notice, and upon such termination the Deposit will be refunded to Purchaser.  The Third Amendment provides that (i) the end of Inspection Period be extended from November 30, 2012 to May 30, 2013; and (ii) closing shall occur on July 1, 2013.  All other terms and conditions of the Phase 3 Agreement in effect prior to the Third Amendment remain in effect.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made based upon, among other things, current assumptions by management, expectations and beliefs concerning future developments and their potential effect on the Companies.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  All statements, other than statements of historical fact, regarding the Companies’ strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements,” including but not limited to statements regarding the conducting of future construction in phases and the use of profits of such construction; the effect of accounting policies on significant judgments; the materiality of current legal proceedings with which we are involved; the current and future real estate market in the Pocono Mountains; the timing and outcome of our planned land development; contributions to the our pension plan; our issuance of options and recognition of compensation expense; commencement of new development projects; acquisitions of income producing properties; land tract sales that are to be treated as tax deferred exchanges; our  review and update of our master development plan and our anticipated cash needs.

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

At July 31, 2012, we owned 13,784 acres of land in Northeastern Pennsylvania along with 13 acres of land in various other states.  Of these land holdings, we designated 3,391 acres as held for development.  It is expected that all of our planned developments will either be subdivided and sold as parcels of land, or be developed into single and multi-family housing.

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

Recent Developments

     On September 6, 2012, Blue Ridge and The Conservation Fund (the “Purchaser”) entered into a Third Amendment (the “Third Amendment”) to the Agreement of Sale between Blue Ridge and the Purchaser dated February 17, 2011 (the “Initial Phase 3 Agreement”), as amended by the First Amendment dated August 15, 2011 (the “First Amendment”), and as amended by the Second Amendment dated February 20, 2012 (the “Second Amendment”, and the Initial Phase 3 Agreement as amended by the First and Second Amendment, the “Phase 3 Agreement”) for raw land owned by the Company.  Under the Phase 3 Agreement, Blue Ridge agreed to sell the Purchaser land located in Thornhurst Township, Lackawanna County, Pennsylvania, consisting of approximately 376 acres (the “Property”), for a purchase price of $1,600,000, $5,000 of which was paid by the Purchaser as a deposit (the “Deposit”) within five business days of the effective date of the Phase 3 Agreement, and the remainder of which is payable to the Company at the closing.

     Prior to the Third Amendment, the Phase 3 Agreement provided that (i) the Purchaser had until November 30, 2012 (the “Inspection Period”) to perform any due diligence it deemed necessary to satisfy itself as to the feasibility of proceeding with its acquisition of the Property; (ii) the closing for the sale of the Property would occur on December 31, 2012 and (iii) if the parties are unable to reach an agreement on the final terms of the Surface Use Agreement prior to the expiration of the Inspection Period (as extended by the terms of the Second Amendment), then either party may terminate the Agreement on ten days written notice, and upon such termination the Deposit will be refunded to Purchaser.  The Third Amendment provides that (i) the end of Inspection Period be extended from November 30, 2012 to May 30, 2013; and (ii) closing shall occur on July 1, 2013.  All other terms and conditions of the Phase 3 Agreement in effect prior to the Third Amendment remain in effect.

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

We review our long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, we calculate the expected future net cash flows to be generated by the asset.  If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating income. The impairment loss is the difference between the carrying value and the fair value of the asset less cost to sell.  The impairment loss is recognized in the period incurred.

We sponsor a defined benefit pension plan as detailed in footnote 8 to the accompanying unaudited combined financial statements.  The accounting for pension costs is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover and mortality and retirement ages.  Changes in these key assumptions can have a significant effect on the pension plan’s impact on the Companies’ financial statements.  We engage the services of an independent actuary and investment consultant to assist them in determining these assumptions and in calculating pension income.  The pension plan is currently underfunded and, accordingly, the Companies have made contributions to the fund of $637,600 in Fiscal 2011.  The Companies expect to contribute $564,358 to the pension plan in Fiscal 2012.  As of July 31, 2012, the Companies made contributions totaling $423,258.  Future benefit accruals under the pension plan ceased as of August 31, 2010.  The Companies also have a 401(k) pension plan that is available to all full time employees.  Effective August 1, 2010, the Companies match 50% of employee salary deferral contributions up to 3% of their pay for each payroll period.

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

Results of Operations for the Three and Nine Months Ended July 31, 2012 and 2011

Operations for the three and nine months ended July 31, 2012 resulted in a net loss of $372,362 and $1,379,210, or $0.15 and $0.56 per combined share, respectively, compared to a net loss of $377,474 and $1,326,689, or $0.15 and $0.54 per combined share, for the three and nine month periods ended July 31, 2011, respectively.

Revenues

Combined revenue of $1,933,407 and $16,214,709 for the three and nine months ended July 31, 2012 represents a decrease of $594,970 and an increase of $11,203,918, respectively, compared to the three and nine months ended July 31, 2011.  Real Estate Management Operations / Rental Operations revenue decreased $158,260 and $401,601, or (18%) and (16%), respectively, for the three and nine months ended July 31, 2012, compared to the three and nine months ended July 31, 2011. Land Resource Management revenue decreased $436,710 or (26%) and increased $11,605,519, or greater than 100% for the three and nine months ended July 31, 2012 compared to the three and nine months ended July 31, 2011, respectively.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations revenue was $2,089,871 for the nine months ended July 31, 2012 as compared to $2,491,472 for the nine months ended July 31, 2011, a decrease of $401,601, or (16%).  Rental revenue for the nine months ended July 31, 2012 was $1,357,504 as compared to $1,749,746 for the nine months ended July 31, 2011, a decrease of $392,242, or (22%).  This decrease was related to the sales of two investment rental properties, one on September 30, 2011 and the other on November 30, 2011, and the sales of the Jack Frost Mountain and the Big Boulder Ski Areas on December 15, 2011.  Revenue related to the lease of the ski areas was $31,802 for the nine months ended July 31, 2012 as compared to $219,503 for the nine months ended July 31, 2011, a decrease of $187,701, or (86%).

Land Resource Management

For the nine months ended July 31, 2012, Land Resource Management revenue was $14,124,838 as compared to $2,519,319 for the nine months ended July 31, 2011, an increase of $11,605,519, or greater than 100%.  This increase is primarily attributable to the land sales of the Jack Frost Mountain Ski Area ($5,650,000) and the Big Boulder Ski Area ($3,350,000) on December 15, 2011 and the sale of the Jack in the Box investment property located in Wallisville, Texas ($1,911,419) on November 30, 2011.  Land sales do not occur on a regular basis.  In addition there were six condominium sales in Boulder Lake Village community totaling $1,372,000 and three duplex townhouse sales in Laurelwoods II community totaling $667,000 for the nine months ended July 31, 2012, as compared to four condominium sales in Boulder Lake Village for $1,198,700 and two duplex townhouse in Laurelwoods II community for $631,615 for the nine months ended July 31, 2011, an increase of $208,685, or 11%.  For the nine months ended July 31, 2012, timbering revenue was $318,817 as compared to $77,900 for the nine months ended July 31, 2011, an increase of $240,917 or greater than 100%.  The Jack Frost National Golf Course’s revenue for the nine months ended July 31, 2012 increased to $528,354 as compared to $444,828 for the nine months ended July 31, 2011, an increase of $83,526, or 19%, which was primarily due to favorable weather conditions in the spring of 2012 that allowed an early opening day.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the nine months ended July 31, 2012 were $1,491,320 as compared to $1,549,719 for the nine months ended July 31, 2011, a decrease of $58,399, or (4%). This decrease was due to the sale of the two retail investment rental properties and the sales of the Jack Frost Mountain and the Big Boulder Ski Areas.

Land Resource Management

Operating costs associated with Land Resource Management for the nine months ended July 31, 2012 were $14,548,727 as compared with $3,279,028 for the nine months ended July 31, 2011, an increase of $11,269,699, or greater than 100%.  This increase is primarily attributable to the land sales of the Jack Frost Mountain Ski Area ($5,660,835), the Big Boulder Ski Area ($3,360,536) and the sale of Jack in the Box ($1,825,561).  Cost of goods sold related to real estate development was $1,059,155 for the nine months ended July 31, 2012 as compared to $1,091,827 for the nine months ended July 31, 2011, a decrease of $32,672 or (3%). Real estate development operating expenses, were $1,048,374 for the nine months ended July 31, 2012 as compared to $938,816 for the nine months ended July 31, 2011, an increase of $109,558 or 12%.  These operating expense increases were the result of the sales of six condominiums in the Boulder Lake Village and three duplex townhouses in the Laurelwoods II community for the nine months ended July 31, 2012 as compared to the sales of four condominiums in the Boulder Lake Village and two duplex townhouses in the Laurelwoods II community during the nine months ended July 31, 2011.  The Jack Frost National Golf Course expenses decreased by ($27,073) for the nine months ended July 31, 2012 as compared to the nine months ended July 31, 2011 primarily due to decreased depreciation expense ($28,435) and equipment rental expense ($31,039). These decreases were partially offset by an increase of $28,268 in clubhouse and equipment, repairs and maintenance.  There were two timbering contracts for the nine months ended July 31, 2012 and one timbering contract for the nine months ended July 31, 2011.  Consulting fees relating to these timber contracts were $30,220 for the nine months ended July 31, 2012 as compared to $9,390 for the nine months ended July 31, 2011, an increase of $20,830, or greater than 100%, which correlated with the increase in timber revenue.

General and Administration

General and Administration costs for the nine months ended July 31, 2012 were $1,402,391 as compared to $1,293,345 for the nine months ended July 31, 2011, an increase of $109,046, or 8%.  This increase is primarily related to an increase of $137,439 in salaries and related benefits and payroll taxes, an increase of $67,555 in pension expense and an increase of $13,000 in director’s fees, partially offset by a decrease of ($67,028) in consulting fees, a decrease of ($26,705) in legal and audit fees and a decrease of ($19,923) depreciation expense.

Other Income (Expense)

Interest and other income were $3,091 for the nine months ended July 31, 2012 as compared to $251,675 for the nine months ended July 31, 2011, a decrease of $248,584, or 99%. This decrease was primarily due to the loss of interest income derived from leasing Jack Frost Mountain and Big Boulder Ski Areas which were sold on December 15, 2011.

Interest expense for the nine months ended July 31, 2012 was $869,181 as compared to $1,155,563 for the nine months ended July 31, 2011, a decrease of $286,382, or (25%). Interest expense on our $4,600,000 Note (defined below in “Liquidity and Capital Resources”) with M&T Bank (the “Bank”) was $14,982 for the nine months ended July 31, 2012 as compared to $103,514 for the nine months ended July 31, 2011, a decrease of $88,532, or 85%.  The Note was paid in full on December 15, 2011.  The interest expense on our $3,100,000 available line of credit with the Bank was $24,798 for the nine months ended July 31, 2012 as compared to $94,898 for the nine months ended July 31, 2011, a decrease of $70,100, or 74%.  This decrease was due to the line of credit being paid down a net amount of $400,704 during nine months ended July 31, 2012.  The Companies also have a $9,000,000 line of credit with the Bank to fund real estate development, under which the Companies incurred interest expense related to the completed and unsold units at Boulder Lake Village and Laurelwoods II communities; such interest expense was $114,897 for the nine months ended July 31, 2012 as compared to $160,594 for the nine months ended July 31, 2011, a decrease of $45,697 or 28%.  The decrease was the result of the sales of six condominiums in the Boulder Lake Village community and three duplex townhouses in the Laurelwoods II community.  The Companies sold a commercial property in Fort Collins, Colorado on September 30, 2011 which resulted in zero interest expense for the nine months ended July 31, 2012 as compared to $35,175 for the nine months ended July 31, 2011, a decrease of 100%.  The Companies sold a commercial property in Wallisville, Texas on November 30, 2011 which resulted in interest expense of $7,386 for the nine months ended July 31, 2012 as compared to $52,314 for the nine months ended July 31, 2011, a decrease of $44,928 or 86%.

Tax Rate

The effective tax rate for the nine months ended July 31, 2012 and 2011 was 34%.  The rate for Fiscal 2012 is specific to federal taxes.  There is no benefit for state income tax because the Companies fully reserved the future benefit.

Liquidity and Capital Resources

As reflected in the Combined Statements of Cash Flows, net cash provided by operating activities was $3,527,849 for the nine months ended July 31, 2012 versus net cash provided by operating activities of $555,537 for the nine months ended July 31, 2011.  The increase in net cash provided by operating activities for the nine months ended July 31, 2012 was primarily attributable to the sales of the Jack Frost Mountain and Big Boulder Ski Areas and the Jack In The Box.

Material non-recurring cash items for the nine months ended July 31, 2012 include the sales of Jack Frost Mountain Ski Area for $5,650,000, Big Boulder Ski Area for $3,350,000 and the Jack In The Box for $1,911,419.

On November 30, 2011, the Companies sold the Jack In The Box located in Wallisville, Texas.  A portion of the proceeds from the sale were used to pay off the Deed of Trust and Security Agreement and Real Estate Lien Note held by Barbers Hill Bank in the amount of $1,009,002, which encumbered the property.

On December 15, 2011, the Companies paid the balance outstanding on a Loan Agreement and Term Note (the “Note”) with the Bank in the amount of $4,600,000.  The Companies utilized a portion of the proceeds from the sale of the Jack Frost Mountain and the Big Boulder ski areas to pay the balance of the Note.

The Companies have a $9,000,000 line of credit with the Bank to fund real estate development with a construction sub-limit of $4,400,000 (the “Construction Sub-Limit”) and site development sub-limit of $4,600,000 (the “Site Development Sub-Limit”).  The interest rate on this line of credit is equal to the greater of overnight LIBOR plus 3.5% or the daily 30-day LIBOR plus 3.5%, with an interest rate floor of 5.5%.  Interest is due and payable on a monthly basis and at July 31, 2012, the interest rate equaled 5.5%.  The Companies maintain an interest reserve account which was established in the third quarter of the fiscal year ended October 31, 2009 as security for the payment of interest with the proceeds from a sale of land.  On December 15, 2011, the Companies utilized a portion of the proceeds from the sale of Jack Frost Mountain and Big Boulder Ski Areas to deposit $221,201 into the interest reserve account and at July 31, 2012 the balance in the account was $156,346.  During the nine months ended July 31, 2012 the Companies utilized a portion of the proceeds from the sale of three duplex townhome units in the Laurelwoods II community and six condominium units in the Boulder Lake Village community to repay $1,749,702 and $36,211 on the Construction and Site Development Sub-Limits, respectively.  On December 15, 2011, the Companies utilized a portion of the proceeds from the sale of the ski areas to repay $181,500 on the Construction Sub-Limit and the balance outstanding of $2,881,311 on the Site Development Sub-Limit.  At July 31, 2012, $1,307,929 and $0 were outstanding on the Construction and Site Development Sub-Limits, respectively.   The remaining principal and any accrued interest are due and payable on September 30, 2012.

The total principal amount outstanding under the aggregate line of credit may not exceed the lesser of (a) $9,000,000, or (b) 80% of the cost or appraised value of the units.  The loan agreement requires, among other things, that the Companies comply annually with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies have not met the required debt service coverage ratio at October 31, 2011 and have obtained a waiver from the Bank for this covenant.  The next calculation of the ratios is required as of October 31, 2012.

The Companies also have a $3,100,000 line of credit with the Bank for general operations.  On December 15, 2011, the Companies repaid $826,849 on the line of credit with a portion of the proceeds from the sales of the Jack Frost Mountain and Big Boulder ski areas.  At July 31, 2012, $796,426 was outstanding on the $3,100,000 line at a 5.5% interest rate.

The following table sets forth the Companies’ significant contractual cash obligations for the items indicated as of July 31, 2012:

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lines of Credit	$2,104,355	$2,104,355	$0	$0	$0
Long-Term Debt-Investment Properties	14,647,452	354,349	7,356,091	561,388	6,375,624
Capital Leases	105,647	47,236	58,411	0	0
Debt Sub-total	$16,857,454	$2,505,940	$7,414,502	$561,388	$6,375,624
Fixed Rate Interest	7,146,382	921,601	1,981,571	921,072	3,322,138
Variable Rate Interest (1)	821,429	117,347	352,041	234,694	117,347
Interest Sub-total	$7,967,811	$1,038,948	$2,333,612	$1,155,766	$3,439,485
Pension Contribution Obligations (2)	141,100	141,100	0	0	0
Total Contractual Cash Obligations	$24,966,365	$3,685,988	$9,748,114	$1,717,154	$9,815,109

(1)

 The variable rate interest is calculated based on the outstanding balances and the interest rate in effect as of July 31, 2012.

(2)

 The pension contribution obligations are for Fiscal 2012.  Estimated funding obligations beyond the current fiscal year are not presented because the requirements fluctuate based on the performance of the plan assets, discount rate assumptions and demographics.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At July 31, 2012, we had $2,104,355 of variable rate indebtedness, representing 12% of our total debt outstanding, at an average rate of 5.5% (calculated as of July 31, 2012).  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.

Exposure to market risk may also exist in our mortgages receivable issued in connection with land sales.  Mortgages receivable are considered fully collectible by management and accordingly, no allowance for loan losses is considered necessary.

Item 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

The Companies’ Chief Executive Officer and Chief Financial Officer, along with the remainder of the Companies’ management, evaluated the effectiveness of the Companies’ disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Companies’ Chief Executive Officer and Chief Financial Officer concluded that the Companies’ disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Companies in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and is accumulated and communicated to the Companies’ management, including the Companies’ Chief Executive Officer and Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Companies believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A.  RISK FACTORS

There have been no significant changes in risk factors for the quarter ended July 31, 2012.  See the information set forth in Part I, Item 1A of the Companies’ Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Blue Ridge Real Estate Company (filed February 11, 2005 as Exhibit 3.1 to Form 10-K and incorporated herein by reference)
3.2	Restated Articles of Incorporation of Big Boulder Corporation (filed February 11, 2005 as Exhibit 3.2 to Form 10-K and incorporated herein by reference)
3.3	Bylaws of Blue Ridge Real Estate Company, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.3 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
3.4	Bylaws of Big Boulder Corporation, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.3 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
4.1	Revised Specimen Unit Certificate Evidencing Shares of Registrants’ Common Stock (filed August 28, 1990 as an Exhibit to Form 10-K and incorporated herein by reference)
4.2	Security Combination Agreement between Blue Ridge Real Estate Company and Big Boulder Corporation (filed September 23, 1967 as Exhibit b-3 to Form 10 and incorporated herein by reference)
31.1*	Principal Executive Officer’s Rule 13a-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   September 14, 2012

/s/ Bruce Beaty

Bruce Beaty

President and Chief Executive Officer

Dated:   September 14, 2012

/s/ Cynthia A. Van Horn

Cynthia A. Van Horn

Chief Financial Officer and Treasurer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Blue Ridge Real Estate Company (filed February 11, 2005 as Exhibit 3.1 to Form 10-K and incorporated herein by reference)
3.2	Restated Articles of Incorporation of Big Boulder Corporation (filed February 11, 2005 as Exhibit 3.2 to Form 10-K and incorporated herein by reference)
3.3	Bylaws of Blue Ridge Real Estate Company, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.3 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
3.4	Bylaws of Big Boulder Corporation, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.3 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
4.1	Revised Specimen Unit Certificate Evidencing Shares of Registrants’ Common Stock (filed August 28, 1990 as an Exhibit to Form 10-K and incorporated herein by reference)
4.2	Security Combination Agreement between Blue Ridge Real Estate Company and Big Boulder Corporation (filed September 23, 1967 as Exhibit b-3 to Form 10 and incorporated herein by reference)
31.1*	Principal Executive Officer’s Rule 13a-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

**Furnished herewith