Form 10-K/A
period 2011-10-31
BLUE RIDGE REAL ESTATE CO
filed 2012-11-28
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THESECURITIES ACT OF 1934 For the fiscal year ended October 31, 2011

OR

(  )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934     For the transition period from           to

Commission File No. 0-2844 (Blue Ridge)

Commission File No. 0-2843 (Big Boulder)

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Exact name of Registrants as Specified in their Charters)

Pennsylvania	24-0854342 (Blue Ridge)24-0822326 (Big Boulder)
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number:

P O Box 707 Route 940 and Moseywood Road Blakeslee, Pennsylvania	18610
(Address of Principal Executive Office)	(Zip Code)

Registrants’ telephone number, including area code: (570) 443-8433

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value, stated value $0.30 per combined share*

(Title of Class)

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.Yes  ☐ No  ☑

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).       ☑YES          ☐NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Specified portions of the registrants’ definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Shareholders (the “Proxy Statement”), that were filed with the United States Securities and Exchange Commission (the “SEC”) on February 23, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K/A to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K/A.

__________________

*Under a Security Combination Agreement between Blue Ridge Real Estate Company, Blue Ridge, and Big Boulder Corporation, Big Boulder (each referred to herein as a “Company” and together, the “Companies”) and under the bylaws of the Companies, shares of the Companies are combined into unit certificates, each certificate representing the same number of shares of each of the Companies.  Shares of each Company may be transferred only together with an equal number of shares of the other Company.  For this reason, a combined Blue Ridge/Big Boulder Form 10-K/A is being filed. Except as otherwise indicated, all information applies to both Companies.

EXPLANATORY NOTE

Blue Ridge Real Estate Company (“Blue Ridge”) and Big Boulder Corporation (“Big Boulder” and together with Blue Ridge, the “Companies” or the “Registrants”) are filing this Amendment No. 2 on Form 10-K/A (the “Second Amendment”) to amend and restate the Annual Report on Form 10-K of the Companies for the fiscal year ended October 30, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on January 30, 2012 (the “Original Filing”) and the Form 10-K/A Amendment No. 1 (the “First Amendment”), as filed with the SEC on January 30, 2012.   This Second Amendment is being filed to restate the Companies’ Combined Balance Sheet and Statement of Operations included in Exhibit 13.1 to the Original Filing and related disclosures (including Combined Summary of Selected Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations) as of October 31, 2011 and 2010 and for the fiscal years ended October 31, 2011, 2010 and 2009 as discussed in Note 2 to the combined financial statements included in Item 8 of this Second Amendment and to restate Management’s Report on Internal Control Over Financial Reporting and Disclosure Controls and Procedures included in Item 9A.

As discussed in the Companies’ Current Report on Form 8-K dated September 24, 2012, the Companies’ are restating the Combined Statement of Operations for all relevant periods in the Original Filing referenced above to include four properties in discontinued operations.  The restatement does not affect the Companies’ net income (loss) for the relevant periods.  The properties include:

1.

approximately 1 acre of land in Fort Collins, Colorado on which an Applebee’s restaurant was located, sold by Blue Ridge on September 30, 2011;

2.

1.2 acres of land in Wallisville, Texas on which a Jack in the Box restaurant was located, sold by Blue Ridge on November 30, 2011;

3.

201 acres of land comprising the Jack Frost Mountain Ski Area, sold by Blue Ridge on December 15, 2011; and

4.

approximately 110 acres of land comprising the Big Boulder Ski Area, sold by Big Boulder on December 15, 2011.

Although this Second Amendment supersedes the Original Filing and the First Amendment in their entirety, this Second Amendment only amends and restates Items 6, 7, 8 and 9A of Part II as a result of and to reflect the restatements and the treatment of the four properties as discontinued operations, and no other information in the Original Filing and First Amendment is amended hereby.  While the foregoing items have been updated, this amended report does not reflect any other events occurring after the Original Filing.  In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Second Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended October 31, 2011 TABLE OF CONTENTS

Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

1

PART I

Item 1  Business

2

Item 1A  Risk Factors

6

Item 2  Properties

10

Item 3  Legal Proceedings

11

Item 4  Mine Safety Disclosures

11

PART II

Item 5  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

11

Item 6  Selected Financial Data

13

Item 7  Management’s Discussion and Analysis of Financial Condition and

Results of Operations

13

Item 7A  Quantitative and Qualitative Disclosures about Market Risk

22

Item 8  Financial Statements and Supplementary Data

22

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

23

Item 9A  Controls and Procedures

23

Item 9B  Other Information

24

PART III

Item 10  Directors, Executive Officers and Corporate Governance

24

Item 11  Executive Compensation

25

Item 12  Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

25

Item 13  Certain Relationships and Related Transactions, and Director Independence

25

Item 14  Principal Accounting Fees and Services

25

PART IV

Item 15  Exhibits, Financial Statement Schedules

25

v

For convenience, references in this Annual Report on Form 10-K/A to “we,” “us,” “our,” and the “Companies” mean or relate to Blue Ridge Real Estate Company, Big Boulder Corporation and their subsidiaries.

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

As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K/A will prove to be accurate.  Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.  In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all.

We do not intend to update these forward-looking statements, to reflect circumstances or events that occur after the date of the forward-looking statements are made or to reflect the occurrence of unanticipated events except as required by law.  We qualify all the forward-looking statements contained in this Annual Report on Form 10-K/A by the cautionary statements referenced above.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK AND DIVIDEND INFORMATION

Market Price of Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol “BLRGZ.”  There has been a limited and sporadic trading market for our common stock.  Our management does not believe such limited activity constitutes an established public trading market.  As of January 27, 2012, we had 358 holders of record of our common stock.

The following table sets forth the high asked and low bid price quotations as reported on the monthly statistical reports of the National Association of Securities Dealers, Inc. for each quarter of Fiscal 2011 and 2010. No dividends were paid on common stock in either period.

Fiscal Year 2011	HIGH ASKED	LOW BID
First Quarter	8.05	5.00
Second Quarter	10.05	8.00
Third Quarter	9.00	5.76
Fourth Quarter	8.90	4.75

Fiscal Year 2010	HIGH ASKED	LOW BID
First Quarter	11.00	8.25
Second Quarter	10.03	8.00
Third Quarter	9.00	7.35
Fourth Quarter	8.25	5.99

The reported quotations represent prices between dealers, do not reflect retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

   Dividend Policy

We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations and expand our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements, and other factors the board of directors deems relevant.

STOCK PERFORMANCE GRAPH

The following graph compares the percentage change in the cumulative total shareholder return on our common stock (BLRGZ) during the Companies’ five fiscal years ended October 31, 2011 to the cumulative total return of the NASDAQ Composite Index (IXIC) and the PHLX Housing Sector (HGX) Index during such period.

Our management has determined that it is appropriate to compare the Companies’ cumulative total shareholder return with the cumulative total return of the PHLX Housing Sector (HGX) Index, which is an index composed of 20 smaller companies whose primary lines of business are directly associated with the U.S. housing construction market.

The comparison assumes that $100 was invested at the beginning of such period in the Companies’ shares of common stock (BLRGZ), in the NASDAQ Composite Index (IXIC) and in the PHLX Housing Sector (HGX) Index and assumes the reinvestment of any dividends.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected financial data together with our consolidated financial statements and the related notes appearing elsewhere in this report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other financial data included in this report.

Blue Ridge Real Estate Company and Subsidiaries

and Big Boulder Corporation and Subsidiaries

COMBINED SUMMARY OF SELECTED FINANCIAL DATA

	10/31/11	10/31/10	10/31/09	10/31/08	10/31/07
Revenues from continuing operations	$5,697,146	$5,432,279	$15,515,265	$9,777,741	$15,211,819
Net (loss) income from continuing operations	($2,581,572)	($3,808,518)	($237,139)	($1,675,906)	($249,834)
Net (loss) income from continuing operations per combined share	($1.05)	($1.55)	($0.10)	($0.68)	($0.10)
Revenues from discontinued operations	$491,608	$454,951	$381,401	$380,372	$460,863
Net (loss) income from discontinued operations	$106,807	$399,438	$386,385	$390,276	$436,061
Net (loss) income from discontinued operations per combined share	$0.04	$0.16	$0.16	$0.16	$0.18
Net (loss) income	($2,474,765)	($3,409,080)	$149,246	($1,285,630)	$186,227
Net (loss) income per combined share	($1.01)	($1.39)	$0.06	($0.52)	$0.08
Cash dividends per combined share	$0	$0	$0	$0	$0
Combined shares outstanding	2,450,424	2,450,424	2,450,424	2,450,424	2,450,424
Total assets	$65,105,709	$70,257,390	$72,959,381	$79,033,616	$76,081,126
Debt (includes discontinued operations)	$28,123,504	$28,947,454	$26,294,719	$31,273,294	$26,465,930
Shareholders' equity	$29,753,937	$32,797,583	$35,831,330	$37,022,179	$38,586,859

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

At October 31, 2011, we owned 14,100 acres of land in Northeastern Pennsylvania along with 13 acres of land in various other states.  Of these land holdings, we designated 3,394 acres as held for development.  It is expected that all of our planned developments will either be subdivided and sold as parcels of land, or be developed into single and multi-family housing.

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

For Fiscal 2011, we intend to continue selective sales of land, some of which may be treated as Section 1031 tax deferred exchanges under the Internal Revenue Code.

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

Recent Developments

Effective August 12, 2011, Mr. Patrick Flynn resigned his position as Director and President of the Companies.  On August 8, 2011 the Board of Directors unanimously approved the appointment of Bruce Beaty as President effective August 12, 2011. Mr. Beaty, age 52, has served on the Companies’ Board of Directors since April 2006.  Mr. Beaty also has served as the Managing Partner of Asterion Capital LLC, an investment management firm based in Stamford, Connecticut, since he founded the company in February 2004.  The Companies pay Mr. Beaty $50,000 as annual compensation for his service.

On August 15, 2011 the Companies entered into an amendment to the Phase 3 Agreement of Sale dated February 17, 2011 with The Conservation Fund, extending the inspection period from August 16, 2011 to February 16, 2012.  The Agreement of Sale is for 376 acres in Thornhurst, Lackawanna County for the purchase price of $1,600,000.

On September 30, 2011 the Companies sold the property located at 4306 South College Avenue in Fort Collins, Colorado for the purchase price of $1,450,000.

On October 1, 2011, the Companies entered into an Agreement of Sale for the property located in Chambers County, Texas for the purchase price of $1,911,410.  On November 30, 2011, the Companies closed on the sale of the Chambers County property to Phyllis Enfield Trust.  A portion of the net proceeds of the sale were used to repay in full the outstanding balance under a note of $1,009,002 to Barbers Hill Bank.

On October 31, 2011, the Companies entered into two separate Agreements of Sale with JFBB Ski Areas, Inc., a subsidiary of Peak Resorts, Inc. for the Jack Frost Mountain and Big Boulder Ski Areas located in Kidder Township, Carbon County, Pennsylvania for an aggregate purchase price of $9,000,000.  On December 15, 2011, Blue Ridge Real Estate Company and Big Boulder Corporation closed on the sale of the two ski areas to JFBB Ski Areas, Inc.  A portion of the net proceeds of the sale were used to repay outstanding debt to the Bank in the amount of $7,777,933.

We are currently offering for sale homes in our Laurelwoods II community and our Boulder Lake Village Condominium development overlooking Big Boulder Ski Resort located in Lake Harmony, Pennsylvania. In Phase I of the Laurelwoods II community, we have completed construction on 22 single family homes, all of which have been sold.  We have received municipal approval for the construction of 44 duplex and 22 single units in Phase II of our Laurelwoods II community, and we have completed the construction of eight of the duplex units.  Five of these completed units have been sold and the three other units are in inventory.  We have also received municipal approval for the construction of 144 condominium units in our Boulder Lake Village Condominium development.  Boulder Lake Village “Building J” is comprised of 18 condominium units, and we have completed construction on all of these units.  Six of the units have been sold, one unit has been decorated as a model, one unit accommodates a sales office and ten are held in inventory.  Our management has made the decision not to begin construction on any additional planned homes or units until the housing market recovers.

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

We recognize revenue and costs on custom home construction using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed and may only require a refund in the event of non-delivery, if the sales proceeds are collectible and if the aggregate sales proceeds and the total cost of the project can be reasonably estimated.  Total estimated revenues and construction costs are reviewed periodically, and any change is applied prospectively.

Timbering revenues from stumpage contracts are recognized at the time a stumpage contract is signed.  At the time a stumpage contract is signed, the risk of ownership is passed to the buyer at a fixed, determinable cost.  There is no transfer of title in connection with these contracts.  Reasonable assurance of collectibility is determined by the date of signing, and, at that time, the obligations of the Companies’ are satisfied.  Therefore, full accrual recognition at the time of contract execution is appropriate.

Deferred income consists of rents, ski area leases, dues and deposits on land or home sales. These rents, which are not yet earned, are rents from our commercial properties that have been paid in advance.  Ski area leases are paid over a four month period from December to March and recognized over the year.  Dues are dues paid in advance related to memberships in our hunting and fishing clubs and golf course memberships paid.  Revenues related to the hunting and fishing clubs and golf course memberships are recognized over the seasonal period that the dues cover.  We recognize revenue related to the fishing club over a five month period, from May through September, and the golf course over a seven month period, from April through October.  Deposits are required on land and home sales.

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

We have capitalized as the net investment in direct financing leases, that portion of the leased premises pertaining to Jack Frost Mountain and Big Boulder Ski Areas, which met the criteria for accounting for these transactions as direct financing leases.  The accounting is based on estimates and assumptions about the fair values and estimated useful lives of the leased properties, as well as, the collectibility of lease payments and recoverability of the unguaranteed residual value of the leased properties.  We periodically review the net investment in direct financing leases for events or changes in circumstances that may impact collectibility, and recoverability of the unguaranteed residual value of leased properties.

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

We sponsor a defined benefit pension plan as detailed in footnote 10 to the accompanying combined financial statements.  The accounting for pension cost is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases.  Changes in these key assumptions can have a significant effect on the pension plan’s impact on the Companies’ financial statements.  We engage the services of an independent actuary and investment consultant to assist us in determining these assumptions and in calculating pension income.  The pension plan is currently underfunded and accordingly the Companies have made contributions to the fund of $637,600 and $402,126 in Fiscal 2011 and Fiscal 2010, respectively.  The Companies expect to contribute $545,687 to the pension plan in Fiscal 2012.   Future benefit accruals under the pension plan ceased as of August 31, 2010.  The Companies also have in place a 401(k) pension plan that is available to all full time employees.  Effective August 1, 2010, the Companies match 50% of employee salary deferral contributions up to 3% of their pay for each payroll period.

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

Results of Operations

FISCAL 2011 VERSUS FISCAL 2010

Net Income

   For Fiscal 2011, we reported a net loss of ($2,474,765), or ($1.01) per combined share, as compared with a net loss of ($3,409,080), or ($1.39) per combined share for Fiscal 2010.

Revenues

   Combined revenue of $5,697,146 in Fiscal 2011 represents an increase of $264,867, or 5%, compared to $5,432,279 for Fiscal 2010. Real Estate Management Operations/Rental Operations revenue decreased $50,790, or 2%, compared to Fiscal 2010.  Land Resource Management revenue increased $315,657, or 12%, compared to Fiscal 2010.

Real Estate Management/Rental Operations

   The Real Estate Management Operations/Rental Operations revenue was $2,824,476 in Fiscal 2011 as compared to $2,875,266 in Fiscal 2010, which represented a decrease of $50,790, or 2%. This was primarily attributable to a decrease in new home construction revenue resulting from management’s decision to stop accepting new home construction contracts as of July 1, 2008. For Fiscal 2011 and 2010, there were no new homes under construction.

Land Resource Management

   Land Resource Management revenue was $2,872,670 in Fiscal 2011 as compared to $2,557,013 for Fiscal 2010, an increase of $315,657, or 12%. In Fiscal 2011, new homes sales totaling $1,830,315 consisted of four condominiums in Boulder Lake Village development ($1,198,700) and two duplexes in the Laurelwoods II development ($631,615) as compared to one condominium in the Boulder Lake Village development ($320,000) and three single family residences ($873,575) in the Laurelwoods II development totaling $1,193,575 in Fiscal 2010, for an increase of $636,740, or 53%. These increases were offset by the sale of two land sales totaling $159,500, as compared to four land sales in Fiscal 2010 totaling $336,750, a decrease of $177,250, or greater than 100%.

Operating Costs

   Real Estate Management/Rental Operations

   Operating costs associated with Real Estate Management Operations/Rental Operations for Fiscal 2011 were $1,990,356 as compared to $2,129,344 for Fiscal 2010, which represents a decrease of $138,988 or 7%. For Fiscal 2011, construction costs of $250 and operating expenses of $0 for residual work on existing residential housing units as compared to Fiscal 2010 construction costs of $77,428 and operating expenses of $113,134 for residual work on existing residential housing units, a decrease of $190,312, or 100%. This was primarily attributable to a decrease in new home construction resulting from management’s decision to stop accepting new home construction contracts as of July 1, 2008. For Fiscal 2011 and 2010, there were no additional homes under construction.  All outstanding construction contracts have been completed. This was offset by increased operating expenses for real estate taxes ($57,815), repairs and maintenance ($12,026), insurance ($7,872) and supplies ($5,408) relating to the land leased to various hunting clubs and the Stretch fishing club.

   Land Resource Management

   Operating costs associated with Land Resource Management for Fiscal 2011 were $4,436,374 compared to $5,612,485 for Fiscal 2010, a decrease of $1,176,111, or 21%.  Construction costs for Fiscal 2011 were $1,092,851 compared to $842,313 for Fiscal 2010, an increase of $250,358, or 30%. For Fiscal 2011, two duplex units and four condominium units were sold as compared to three single family residential units and one condominium unit sold in Fiscal 2010. Correspondingly, the operating and sales expenses also increased $1,078,346, or greater than 100%. These operating and sales expenses primarily related to impairments ($676,651), interest ($110,891), closing costs ($60,112), commissions ($31,506) and salaries with corresponding payroll taxes and benefits ($51,323).    The cost of sales for land and buildings for Fiscal 2011 was $123,004 compared to $241,639 for Fiscal 2010, a decrease of $118,635, or 49%. This decrease was offset by an asset impairment of $73,000 related to unimproved land reflected in Fiscal 2010 and $0 in Fiscal 2011.

   General and Administration

   General and administration costs for Fiscal 2011 were $1,791,381, as compared with $2,438,220 for Fiscal 2010, which represents a decrease of $646,839, or 27%. This decrease was primarily the result of decreased salaries, payroll taxes and benefits ($150,660), pension expense ($278,641), due to the defined benefit plan being frozen as of August 31, 2010 resulting in reduced contributions, professional fees ($75,154), consultants ($69,430) and closing costs ($24,686).

Other Income (Expense)

   Interest and other income was $11,259 in Fiscal 2011, as compared to $21,591 in Fiscal 2010, a decrease of $10,332, or 48% relating to miscellaneous revenue administration.

   Interest expense for Fiscal 2011 was $1,415,031 as compared to $1,261,339 for Fiscal 2010, an increase of $153,692, or 12%. This increase was primarily attributable to a $174,360 increase in interest expense associated with the companies operating lines of credit related to infrastructure costs and general operating expenses and a decrease in capitalized interest due to the units being completed.  These increases were offset by an $11,841 reduction in interest expense relating to four completed units in the Laurelwoods II community.

Discontinued Operations

   Due to management’s decision to sell the two ski areas and two commercial properties, the results of operations for these four properties for Fiscal 2011 and 2010 are being reported as discontinued operations. Future cash flows and operating results for the two ski areas and two commercial properties will no longer be reported in the Real Estate Management / Rental segment. Both the loss resulting from the sale of the two ski areas (reported as a valuation allowance) and the gain resulting from the sale of the Applebee’s are no longer reported in the Land Resource Management segment.

   The net income before taxes from the discontinued operations for the Applebee’s in Fiscal 2011 was $84,075 as compared to $41,591 in Fiscal 2010.  The increase of $42,484 includes the gain of $25,721 on the sale of the property and two additional months of operation.  The Applebee’s was purchased February 25, 2010 and sold September 30, 2011.

   The net income before taxes from discontinued operations for the Jack in the Box was $19,063 in Fiscal 2011 versus $10,326 in Fiscal 2010.  The increase of $8,737 is primarily due to reduced depreciation expense as the asset was reclassified to “Long-lived assets held for sale” in October 2011.

  The net income before taxes from discontinued operations for the Jack Frost Mountain and Big Boulder ski areas was $57,669 in Fiscal 2011 compared to $553,521 in Fiscal 2010.  The decrease of $495,852 is primarily due to a valuation allowance of $502,000 recorded in Fiscal 2011.  The sale transaction on December 15, 2011 resulted in a loss; therefore an allowance was reported in Fiscal 2011.

Tax Rate

   The effective tax rate for income taxes (benefit) was 34% in Fiscal 2011 as compared to 37% in Fiscal 2010.  The rate is different than the United States Federal statutory rate of 34% in Fiscal 2010 primarily due to the impact of state income taxes and non-deductible expenses.

Results of Operations

FISCAL 2010 VERSUS FISCAL 2009

Net Income

   For Fiscal 2010, we reported a net loss of ($3,409,080), or ($1.39) per combined share, as compared with a net income of $149,246, or $0.06 per combined share for Fiscal 2009.

Revenues

   Combined revenue of $5,432,279 in Fiscal 2010 represents a decrease of $10,082,986, or 65%, compared to $15,515,265 for Fiscal 2009. Real Estate Management Operations/Rental Operations revenue decreased $649,758, or 18%, compared to Fiscal 2009.  Land Resource Management revenue decreased $9,433,228, or 79% compared to Fiscal 2009.

Real Estate Management/Rental Operations

   The Real Estate Management Operations/Rental Operations revenue was $2,875,266 in Fiscal 2010 as compared to $3,525,024 in Fiscal 2009, which represented in a decrease of $649,758, or 18%. This was primarily attributable to a decrease in new home construction revenue resulting from management’s decision to stop accepting new home construction contracts as of July 1, 2008. For Fiscal 2010, there were no new homes under construction as compared to two new homes under construction in Fiscal 2009.

Land Resource Management

   Land Resource Management revenue was $2,557,013 in Fiscal 2010 as compared to $11,990,241 for Fiscal 2009, a decrease of $9,443,228, or 79%. This is primarily attributable to four land sales in Fiscal 2010 totaling $336,750 as compared to six land sales in Fiscal 2009 totaling $8,167,000, a decrease of $7,830,250, or 97%. In Fiscal 2009 there were two separate land sale transactions in June 2009 and August 2009 to The Conservation Fund of 2,699 acres of land for an aggregate sale price of $6,875,000. In September 2009, we also sold a commercial property in Laurens, South Carolina for the sale price of $1,275,000. In Fiscal 2010, new home sales consisted of three single family residences ($873,575) and one condominium in the Boulder Lake Village development ($320,000) totaling $1,193,575 as compared to Fiscal 2009 new home sales of three single family residences ($985,590), three duplex units ($1,362,596) in the Laurelwoods II community and one condominium unit in the Boulder Lake Village development ($472,000), totaling $2,820,546 for a decrease of $1,626,971, or 58%.

Operating Costs

   Real Estate Management/Rental Operations

   Operating costs associated with Real Estate Management Operations/Rental Operations for Fiscal 2010 were $2,129,344 as compared to $3,095,898 for Fiscal 2009, which represents a decrease of $966,554, or 31%. For Fiscal 2010, construction costs of $77,428 and operating expenses of $113,134 for residual work on existing residential housing units as compared to Fiscal 2009 construction costs of $615,245 and operating expenses of $360,430 on two residential housing units, a decrease of $785,112, or 80%. This was primarily attributable to a decrease in new home construction resulting from management’s decision to stop accepting new home construction contracts as of July 1, 2008. For Fiscal 2010, there were no additional homes under construction as compared to two homes under construction in Fiscal 2009.  All outstanding construction contracts have been substantially completed.

Land Resource Management

   Operating costs associated with Land Resource Management for Fiscal 2010 were $5,612,485 compared to $10,266,197 for Fiscal 2009, a decrease of $4,653,712, or 45%. This decrease is primarily the result of asset abandonments totaling $0 in Fiscal 2010 as compared to $1,686,209 for Fiscal 2009 and asset impairments in Fiscal 2010 totaling $2,376,000 as compared to $2,518,000 for Fiscal 2009. The abandonment expense is the result of various capital projects written off due to changes in the economic climate and changes in governmental regulations which management believes make the development projects economically unfeasible. The impairment expense is the result of various asset carrying values in excess of fair market value that may not be recoverable.  The fair market value is determined using numerous estimates, including discount rates, sales prices and sale dates.  Changes in these key assumptions can have a significant effect on the fair market value of these assets and thus an impact on the Companies’ financial statements.  We engaged the services of an independent specialist to assist us in determining these assumptions and the calculation of fair values.  Additionally, the decrease in land resource management operating costs in Fiscal 2010 was also impacted by the decrease in construction costs related to the single family residential units and duplex units at Laurelwoods and the Boulder Lake Village condominium. Construction costs for Fiscal 2010 were $842,313 compared to $2,014,162 for Fiscal 2009, a decrease of $1,171,849, or 58%. For Fiscal 2010, three single family residential units and one condominium unit were sold as compared to three single family residential units, three duplex units and one condominium unit sold in Fiscal 2009. Correspondingly, the operating and sales expenses also decreased $104,747, or 12%. These operating and sales expenses primarily related to closing costs ($78,817), commissions ($79,619), advertising ($34,159), and professional fees ($22,255) and were offset by increases to interest expense ($66,123) and holding costs ($8,301). The cost of sales for land and buildings for Fiscal 2010 was $241,639 compared to $1,703,344 for Fiscal 2009, a decrease of $1,461,705, or 86%. This decrease was attributable to two land sale transactions to The Conservation Fund in June 2009 and August 2009 ($527,739) and the sale of the commercial property in Laurens, South Carolina in September 2009 ($1,175,585).

   General and Administration

   General and administration costs for Fiscal 2010 were $2,438,220, as compared with $1,639,307 for Fiscal 2009, which represents an increase of $797,913, or 49%. This increase was primarily the result of a $251,707 increase in salary expense as a result of no longer capitalizing salaries, $330,620 increase in pension expense, resulting from reduced investment returns, and an increase of $211,110 in professional fees related to regulatory reporting requirements.

Other Income (Expense)

   Interest and other income was $21,591 in Fiscal 2010, as compared to $12,812 in Fiscal 2009, an increase of $8,779, or 69%.  This increase was the result of a loss from the disposal of an asset occurring in Fiscal 2009 as the asset was no longer available for use.

   Interest expense for Fiscal 2010 was $1,261,339 as compared to $1,035,171 for Fiscal 2009, an increase of $226,168, or 22%. This increase was primarily attributable to a $209,643 increase in interest expense associated with two commercial investment properties, which was the result of the refinancing in Fiscal 2009 of the debt related to these commercial investment properties. The previous financing for these two commercial investment properties was in short-term notes with interest only payments due until maturity. On August 28, 2009, we replaced the debt on both of these properties with long-term financing.  These increases were offset by an $11,689 reduction in interest expense relating to two completed units in the Laurelwoods II community which were sold in Fiscal 2010.

Tax Rate

   The effective tax rate for income taxes (benefit) was 37% in Fiscal 2010 as compared to (126%) in Fiscal 2009.  The rate is different than the United States Federal statutory rate of 34% primarily due to the impact of state income taxes and non-deductible expenses.

Discontinued Operations

   Due to management’s decision to sell the two ski areas and two commercial properties, the results of operations for these four properties for Fiscal 2010 and 2009 are being reported as discontinued operations. Future cash flows and operating results for the two ski areas and two commercial properties will no longer be reported in the Real Estate Management / Rental segment.

   The net income before taxes from the discontinued operations for the Applebee’s in Fiscal 2010 was $41,591 as compared to $0 in Fiscal 2009.  The Applebee’s was purchased February 25, 2010.

   The net income before taxes from discontinued operations for the Jack in the Box was $10,326 in Fiscal 2010 versus $50,351 in Fiscal 2009.  The decrease of ($40,025) is primarily due to interest expense.  The property was mortgaged in May 2009; therefore Fiscal 2010 has twelve months of interest versus six months of interest in Fiscal 2009.

  The net income before taxes from discontinued operations for the Jack Frost Mountain and Big Boulder ski areas was $553,521 in Fiscal 2010 compared to $535,034 in Fiscal 2009.  The increase of $18,487 is primarily due to reduced insurance expense.

Liquidity and Capital Resources:

   The Combined Statement of Cash Flows reflects net cash provided by operating activities of $1,179,506 for Fiscal 2011, net cash used in operating activities of $847,826 for Fiscal 2010, and net cash provided by operating activities of $5,535,364 for Fiscal 2009.  The increase in net cash provided by operating activities for Fiscal 2011 was primarily attributable to increased sales in land and real estate development and decreased net loss.

   Material non-recurring cash items during the past three years include the sale of Applebee’s in Fort Collins, Colorado for $1,450,000 in Fiscal 2011 and the sale of 2,699 acres of land to The Conservation Fund for $6,875,000 in Fiscal 2009.

   On September 30, 2011, the Companies sold the Applebee’s located in Fort Collins, Colorado.  A portion of the proceeds from the sale were used to pay off the Deed of Trust and Security Agreement and Purchase Money Promissory Note held by The Stephen A. Grove Descendants Trust in the amount of $670,000, which encumbered the property.

   On July 29, 2010, the Companies entered into a Loan Agreement (the “Loan”) and Term Note (the “Note”) with the Bank in the amount of $2,600,000.  The principal amount of the Loan was to be paid in full on July 29, 2011.  Effective as of July 29, 2011, the Companies entered into the Amended and Restated Note with the Bank (the “Amended and Restated Note”), which increased the loan by an aggregate of $2,000,000 to $4,600,000 and extended the maturity date of the Note from July 29, 2011 to December 31, 2011.  Interest is due and payable on a monthly basis and accrues at a variable rate equal (a) 3.00 percentage points above one-month LIBOR (3.25% at October 31, 2011.  The Amended and Restated Note is secured by (a) Amended and Restated Mortgages granted by the Companies and their wholly owned subsidiary, Northeast Land Company, on all of the Companies’ right, title and interest in and to the land and improvements at Jack Frost Mountain Ski Area and Big Boulder Ski Area, both of which are located in Kidder Township, Carbon County, Pennsylvania and Tunkhannock Township, Monroe County, Pennsylvania; (b) a first priority perfected security interest in all non-real estate assets of each of the Companies; and (c) the unlimited and unconditional guaranty and suretyship of Kimco Realty Corporation, the Companies’ majority shareholder.  The proceeds of the Loan were used to complete construction of certain residential units and for other working capital purposes.  The additional proceeds of the Amended and Restated Note are being used for working capital purposes. Subsequently, on December 15, 2011, a portion of the proceeds from the sale of the ski areas was used to pay the balance on this note.

  On May 22, 2009, the Companies entered into a Deed of Trust and Security Agreement and Real Estate Lien Note with Barbers Hill Bank, a branch of Anahuac National Bank, in the amount of $1,050,000, which encumbered certain real property owned by Blue Ridge located in Chambers County, Texas.  This property was leased to Jack in the Box Eastern Division, L.P. The loan had a term of five years and required monthly payments in the amount of $7,255 beginning June 22, 2009 and ending May 22, 2014, at which time the remaining principal balance and all interest accrued would become due and payable.  The proceeds of the loan were used to fund the completion of Building J of the Boulder Lake Village condominium project and general operations.  The interest rate was fixed at 6.75%.  Subsequently, on November 30, 2011 the Jack in The Box was sold and a portion of the proceeds were used to pay the balance of $1,009,002 on this note.

   On August 28, 2009, Blue Ridge, through its wholly owned subsidiary, Blue Ridge WNJ, LLC, entered into a mortgage and security agreement and a $4,038,000 Senior Secured Note with Wells Fargo Bank Northwest, N.A.  This note is secured by the mortgage, which encumbers certain real property known as the Walgreens Store located in Dover Township, Ocean County, New Jersey.  A portion of the proceeds of the loan were used to pay off an existing note outstanding with State Farm Bank, which previously encumbered the New Jersey Walgreens property.  The loan requires monthly interest and principal payments beginning September 15, 2009 and ending August 15, 2031.  The interest rate is fixed at 6.90%.

   On August 28, 2009, Blue Ridge, through its wholly owned subsidiary, Blue Ridge WMN, LLC, entered into a mortgage and security agreement and a $4,340,000 Senior Secured Note with Wells Fargo Bank Northwest, N.A.  This note is secured by the mortgage, which encumbers certain real property known as the Walgreens Store located in White Bear Lake, Washington County, Minnesota.  A portion of the proceeds of the loan were used to pay off an existing note outstanding with State Farm Bank which previously encumbered the Minnesota Walgreens property.  The loan requires monthly interest and principal payments beginning September 15, 2009 and ending August 15, 2031.  The interest rate is fixed at 6.90%.

   The Companies have a $9,000,000 line of credit with the Bank to fund real estate development with a construction sub-limit of $4,400,000 and site development sub-limit of $4,600,000.  The interest rate on this line of credit is equal to the greater of overnight LIBOR plus 3.5% or the daily 30-day LIBOR plus 3.5%, with an interest rate floor of 5.5%.  The Companies maintain an interest reserve account which was established in the third quarter of Fiscal 2009 as security for the payment of interest with the proceeds from a sale of land.  Interest is due and payable on a monthly basis and at October 31, 2011, the interest rate equaled 5.5% and the balance of the interest reserve escrow account was $114,351.  The remaining principal and any accrued interest is due and payable on September 30, 2012.  The Companies utilized a portion of the proceeds from the sale of four Boulder Lake Village condominium units and two Laurelwoods Longview Drive duplex units to repay $1,166,258 and $472,512 on the Construction and Site Development sublimits, respectively, during Fiscal 2011.  At October 31, 2011, $3,239,131 and $2,917,521 were outstanding on the Construction and Site Development sub-limits, respectively.  Subsequently, on December 15, 2011 a portion of the proceeds from the sale of the ski areas was used to repay $181,500 on the Construction sub-limit and to repay in full the then outstanding balance of $2,881,311 on the Site Development sub limit.

   The total principal amount outstanding under the aggregate line of credit will not exceed the lesser of (a) $9,000,000, or (b) 80% of the cost or appraised value of the units.  The loan agreement requires, among other things, that the Companies comply with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies have not met the required debt service coverage ratio at October 31, 2011 and 2010 and have obtained waivers from the Bank for this covenant.

   The Companies also have a $3,100,000 line of credit with the Bank for general operations.  During Fiscal 2011 and 2010, we borrowed against the $3,100,000 line of credit in varying amounts with maximum total outstanding amounts of $2,981,012 and $2,893,306, respectively.  At October 31, 2011, $1,197,131 was outstanding on the $3,100,000 line at a 5.5% interest rate.

   For Fiscal 2011, maintenance equipment for our golf course was the major capital expenditure.

   The following table sets forth certain of our contractual obligations or commitments as of October 31, 2011 and their expected year of payment or expiration.

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lines of Credit (1)	$7,353,782	$7,353,782	$0	$0	$0
Long-Term Debt (2)	19,616,883	4,975,183	7,513,300	533,154	6,595,246
Debt from Discontinued Operations (2)	1,010,384	18,480	991,904	0	0
Capital Leases	142,455	45,030	97,425	0	0
Debt Subtotal	$28,123,504	$12,392,475	$8,602,629	$533,154	$6,595,246
Fixed Rate Interest	8,019,015	1,009,925	2,381,700	968,951	3,658,439
Variable Rate Interest (3)	815,238	410,148	204,820	133,513	66,757
Interest Subtotal	$8,834,253	$1,420,073	$2,586,520	$1,102,464	$3,725,196
Pension Contribution Obligations (4)	545,687	545,687	0	0	0
Purchase Obligations	10,158	10,158	0	0	0
Total Contractual Obligations	$37,513,602	$14,368,393	$11,189,149	$1,635,618	$10,320,442

(1)

In December 2011, proceeds from the sale of the ski areas were utilized to repay $3,062,811 of the outstanding balance of the lines of credit.

(2)

In November and December 2011, proceeds from the sales of the Jack in the Box and the ski areas were utilized to repay $5,724,124 of the outstanding balance of the long term debt.

(3)

The variable rate interest is calculated based on the outstanding balances and the interest rate in effect as of October 31, 2011.

(4)

 The pension contribution obligations are for Fiscal 2012.  Estimated funding obligations beyond the current fiscal year are not presented because the requirements fluctuate based on the performance of the plan assets, discount rate assumptions and demographics.

   Purchase obligations total $3,073,447 and consist of material contracts with multiple contractors all relating to real estate development.  Payments and adjustments made through October 31, 2011 total $3,063,289.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report to Shareholders which was included in Exhibit 13.1 to the Annual Report on Form 10-K filed on January 30, 2012.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have listed the combined financial statements required under this Item in Part IV, Item 15(a)(1) of this annual report on Form 10-K/A. We have listed the financial statement schedule required under Regulation S-X in Part IV, Item 15(a)(2) of this annual report on Form 10-K/A. The financial statements and schedule appear in this annual report on Form 10-K/A beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

As disclosed in our Current Report on Form 8-K dated September 24, 2012, the Audit Committee of the Boards of Directors of the Companies and management determined that previously issued financial statements for the fiscal years ended October 31, 2009, 2010 and 2011, the three months ended January 31, 2011, the six months ended April 30, 2011 and the nine months ended July 31, 2011 contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended January 31, 2012, April 30, 2012 and July 31, 2012, as applicable, should no longer be relied upon and that we would restate the statements of operations for those periods.

a)  Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded in our Original Report on Form 10-K for the year ended October 31, 2011, that, as of October 31, 2011, our disclosure controls and procedures were effective.  Subsequent to the evaluation made in connection with the original filing and in connection with the restatement and as reflected in the filing of this Form 10-K/A, our management, including our Chief Executive Office and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in the internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of October 31, 2011.

The control deficiency related to the financial results from certain properties sold or held for sale by the Companies in 2011 which should have been, but were not, reported in discontinued operations for periods prior to the respective dates of their disposition.  Management previously determined that treating the properties as discontinued operations would not have had a material effect on the Companies’ statement of operations for the fiscal year ended October 31, 2011, and further analysis led management to the same conclusion with respect to the fiscal year ended October 31, 2010.  However, further analysis of some of the other periods covered by the statements of operations included in the periodic reports referenced above, particularly the statement of operations for the fiscal year ended October 31, 2009, led management to conclude that restatement would be appropriate.  Accordingly, the Companies are restating the financial statements for all relevant periods in the periodic reports referenced above to include the properties in discontinued operations.  The restatement will not affect the Companies’ net income (loss) for the relevant periods.  The properties include:

1.

approximately 1 acre of land in Fort Collins, Colorado on which an Applebee’s restaurant was located, sold by Blue Ridge on September 30, 2011;

2.

1.2 acres of land in Wallisville, Texas on which a Jack in the Box restaurant was located, sold by Blue Ridge on November 30, 2011;

3.

201 acres of land comprising the Jack Frost Mountain Ski Area, sold by Blue Ridge on December 15, 2011; and

4.

approximately 110 acres of land comprising the Big Boulder Ski Area, sold by Big Boulder on December 15, 2011.

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

 (c)  Change in Internal Control over Financial Reporting.

In connection with the identification of the errors related to our financial statements described above and in Note 2 to our restated combined financial statements, we have identified the following deficiency that constituted a material weakness in our internal control over financial reporting for the periods described above:

•

We did not establish an appropriate review process to determine when the financial results for certain properties that were sold or are held for sale should be treated as discontinued operations.

Accounting errors resulting from the material weakness described above, resulted in the need to restate our annual and interim combined financial statements.

Remediation of Material Weakness

To address the material weakness, we have undertaken the following remedial steps. Management has revised the internal control procedure related to the Financial Reporting Cycle.  The quarterly Disclosure Committee meeting will review the adequate criteria of classifying any long-lived asset to “Held for Sale”.  Review will include materiality analysis for all periods presented in the financial report and a determination made as to whether or not separate presentation of discontinued operations is required.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described above and employ any additional tools and resources as appropriate to provide reasonable assurance that our financial statements are fairly stated in all material respects.

As previously disclosed, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(e) of the Exchange Act that occurred during the quarter ended October 31, 2011 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.  As described above, we have taken steps subsequently to the period covered by this Second Amendment to remedy the material weakness in our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to executive officers is set forth in Part 1 Item 1 of Form 10-K/A. “Executive Officers of the Registrant”.  Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee is contained in the Proxy Statement for the 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”) under the captions “Proposal 1 - Election of Directors” and “The Boards of Directors and Committees of the Boards”   and is incorporated herein by reference.

Our Code of Ethics for our executive officers and senior financial officers and the charter of the Audit Committee of our Boards of Directors are posted on our website at http://www.bouldercreekresort.com/investor.asp and are available in print, free of charge, upon request.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is set forth under the caption “Executive Compensation” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is set forth in the Notes to Combined Financial Statements section, Note 19, under the caption “Related Party Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is set forth under the caption “Independent Registered Public Accounting Firm - Principal Accounting Fees and Services” in our 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) As noted below, the following financial statements of ours, supplementary data and related documents are incorporated herein by reference to other portions of this Annual Report on Form 10-K/A:

•

Report of Independent Registered Public Accounting Firm on Combined Financial Statements, dated January 27, 2012, except with respect to Note 2 and 3, as to which the date is as of November 28, 2012 (appears in this annual report on Form 10-K/A on page F-1).

•

Report of Independent Registered Public Accounting Firm, dated January 27, 2012 except with respect to Note 2 and 3, as to which the date is as of November 28, 2012 (appears in this annual report on Form 10-K/A on page F-2).

•

Combined Balance Sheets as of October 31, 2011 and 2010 (appears in this annual report on Form 10-K/A beginning on page F-3).

•

Combined Statements of Operations for each of the years ended October 31, 2011, 2010 and 2009 (appears in this annual report on Form 10-K/A beginning on page F-4).

•

Combined Statements of Changes in Shareholders’ Equity for each of the years ended October 31, 2011, 2010 and 2009 (appears in this annual report on Form 10-K/A beginning on page F-5).

•

Combined Statements of Cash Flows for each of the years ended October 31, 2011, 2010 and 2009 (appears in this annual report on Form 10-K/A beginning on page F-7).

•

Notes to Combined Financial Statements (appears in this annual report on Form 10-K/A beginning on page F-8).

•

Quarterly Financial Information (unaudited) (appears in this annual report on Form 10-K/A beginning on page F-35).

(a)(2) Financial Statement Schedules

The following is a list of financial statement schedules filed as part of this Annual Report on Form 10-K/A.  The report of Independent Registered Public Accounting Firm for the financial statement schedule appears on page F-1 of this Annual Report on Form 10-K/A.  All other schedules omitted herein are so omitted because either (1) they are not applicable, (2) the required information is shown in the financial statements or (3) conditions are present which permit their omission, as set forth in the instructions pertaining to the content of financial statements:

•

Schedules: III.  Real Estate and Accumulated Depreciation

(b)  Exhibits, Including Those Incorporated by Reference

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firmon Financial Statement Schedules

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

/s/Kronick Kalada Berdy & Co., P.C.

Kingston, Pennsylvania

January 27, 2012, except with respect to Notes 2 and 3

as to which the date is as of November 28, 2012

Report of Independent Registered Public Accounting Firm

Boards of Directors and Shareholders

Blue Ridge Real Estate Company

and Big Boulder Corporation

We have audited the accompanying combined balance sheets of Blue Ridge Real Estate Company and Subsidiaries and Big Boulder Corporation and Subsidiaries as of October 31, 2011 and 2010, and the related combined statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2011.  These financial statements are the responsibility of the Companies’ management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Companies are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companies’ internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Real Estate Company and Subsidiaries and Big Boulder Corporation and Subsidiaries at October 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the combined financial statements, the Companies have restated the October 31, 2011, 2010 and 2009 combined financial statements.

/s/ Kronick Kalada Berdy & Co., P.C.

Kingston, Pennsylvania

January 27, 2012, except with respect to Notes 2 and 3

as to which the date is as of November 28, 2012

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED BALANCE SHEETS

October 31, 2011 and 2010

ASSETS	(As Restated) 10/31/11 (1)	(As Restated) 10/31/10 (1)

Land and land development costs (3,394 and 3,433 acres per land ledger, respectively)	$20,642,787	$21,410,737
Land improvements, buildings and equipment, net	22,613,121	23,795,723
Land held for investment, principally unimproved (10,719 and 10,723 acres per land ledger, respectively)	6,905,668	6,905,668
Long-lived assets held for sale	2,941,148	3,943,479
Cash and cash equivalents	377,158	389,962
Cash held in escrow	211,881	605,159
Prepaid expenses and other assets	483,434	501,137
Accounts receivable and mortgages receivable	160,290	409,987
Assets of discontinued operations	10,770,222	12,295,538
Total assets	$65,105,709	$70,257,390

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Debt	$27,113,120	$27,249,809
Accounts payable	437,783	646,961
Accrued liabilities	415,935	385,606
Deferred income	733,734	794,244
Amounts due to related parties	24,792	7,292
Accumulated deferred income taxes	2,303,708	3,964,378
Unfunded pension liability	3,312,316	2,713,872
Liabilities of discontinued operations	1,010,384	1,697,645
Total liabilities	35,351,772	37,459,807

COMBINED SHAREHOLDERS' EQUITY:
Capital stock, without par value, stated value $.30 per
combined share, Blue Ridge and Big Boulder each
authorized 3,000,000 shares, each issued 2,732,442	819,731	819,731
Capital in excess of stated value	19,829,475	19,829,475
Earnings retained in the business	13,462,459	15,937,224
Accumulated other comprehensive loss	(2,272,321)	(1,703,440)
Shareholders’ equity before capital stock in treasury	31,839,344	34,882,990
Less cost of 282,018 combined shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders' equity	29,753,937	32,797,583
Total liabilities and shareholders’ equity	$65,105,709	$70,257,390

(1)

 The combined balance sheets as of October 31, 2011 and 2010 and the combined statements of operations as of October 31, 2011, 2010 and 2009 have been restated to correct for the presentation of discontinued operations.  The correction had no impact on total assets or net income (loss).  See Notes 2 and 3.

The accompanying notes are an integral part of the combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

for the years ended October 31, 2011, 2010 and 2009

	(As Restated) 10/31/11 (1)	(As Restated) 10/31/10 (1)	(As Restated) 10/31/09 (1)
Revenues:
Real estate management revenue	$993,602	$1,081,270	$1,552,798
Land resource management revenue	2,872,670	2,557,013	11,990,241
Rental income revenue	1,830,874	1,793,996	1,972,226
Total revenues	5,697,146	5,432,279	15,515,265
Costs and expenses:
Real estate management costs	1,016,444	1,131,626	1,994,154
Land resource management costs	4,436,374	5,612,485	10,266,197
Rental income costs	973,912	997,718	1,101,744
General and administration expense	1,791,381	2,438,220	1,639,307
(Gain) loss on sale of assets	(19,165)	0	10,643
Total costs and expenses	8,198,946	10,180,049	15,012,045
Loss (profit) from continuing operations	(2,501,800)	(4,747,770)	503,220

Other income and (expense):
Interest and other income	11,259	21,591	12,812
Interest expense (net of capitalized interest of $198,728 in 2011, $312,944 in 2010 and $499,637 in 2009)	(1,415,031)	(1,261,339)	(1,035,171)
Total other income and expense	(1,403,772)	(1,239,748)	(1,022,359)

(Loss) from continuing operations before income taxes	(3,905,572)	(5,987,518)	(519,139)

(Credit) provision for income taxes on continuing operations:
Current income taxes on continuing operations	2,000	(3,000)	47,000
Deferred income taxes on continuing operations	(1,326,000)	(2,176,000)	(329,000)
Total (credit) provision for income taxes on continuing operations	(1,324,000)	(2,179,000)	(282,000)

Net loss before discontinued operations	(2,581,572)	(3,808,518)	(237,139)

Discontinued operations (including $476,279 loss on disposal in 2011)	160,807	605,438	585,385

Provision (credit) for income taxes on discontinued operations:
Current income taxes on discontinued operations	0	0	0
Deferred income taxes on discontinued operations	54,000	206,000	199,000
Total provision (credit) for income taxes on discontinued operations	54,000	206,000	199,000
Net income from discontinued operations	106,807	399,438	386,385
Net (loss) income	($2,474,765)	($3,409,080)	$149,246

Basic (loss) earnings per weighted average combined share:
Net loss before discontinued operations	($1.05)	($1.55)	($0.10)
Income from discontinued operations, net of tax	$0.04	$0.16	$0.16
Total basic (loss) earnings per weighted average combined share	($1.01)	($1.39)	$0.06

(1)

 The combined balance sheets as of October 31, 2011 and 2010 and the combined statements of operations as of October 31, 2011, 2010 and 2009 have been restated to correct for the presentation of discontinued operations.  The correction had no impact on total assets or net income (loss).  See Notes 2 and 3.

The accompanying notes are an integral part of the combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITYfor the years ended October 31, 2011, 2010 and 2009

					Accumulated
			Capital in	Earnings	Other	Capital
	Capital Stock (a)		Excess of	Retained in	Comprehensive	Stock in
	Shares	Amount	Stated Value	the Business	Loss	Treasury (b)	Total
Balances, October 31, 2008	2,732,442	$819,731	$19,785,264	$19,197,058	($694,467)	($2,085,407)	$37,022,179

Comprehensive loss:
Net (loss) income				149,246			149,246

Other comprehensive (loss) income:
Defined benefit pension
Deferred actuarial (loss), gain net					(1,380,283)		(1,380,283)
Prior service costs, net					163		163
Unrecognized transition cost, net					1,703		1,703
Total defined benefit pension, net of deferred tax expense of $943,000							(1,378,417)

Total comprehensive loss							(1,229,171)
Compensation recognized under employee stock plan			38,322				38,322

Balances, October 31, 2009	2,732,442	$819,731	$19,823,586	$19,346,304	($2,072,884)	($2,085,407)	$35,831,330

Comprehensive loss:
Net (loss) income				(3,409,080)			(3,409,080)

Other comprehensive (loss) income:
Defined benefit pension
Deferred actuarial (loss) gain net					362,652		362,652
Prior service costs, net					688		688
Unrecognized transition cost, net					6,104		6,104
Total defined benefit pension, net of deferred tax expense of $257,000							369,444
Total comprehensive loss							(3,039,636)

Compensation recognized under employee stock plan			5,889				5,889

Balances, October 31, 2010	2,732,442	$819,731	$19,829,475	$15,937,224	($1,703,440)	($2,085,407)	$32,797,583

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITYfor the years ended October 31, 2011, 2010 and 2009 (cont’d)

					Accumulated
			Capital in	Earnings	Other	Capital
	Capital Stock (a)		Excess of	Retained in	Comprehensive	Stock in
	Shares	Amount	Stated Value	the Business	Loss	Treasury (b)	Total
Balances, October 31, 2010	2,732,442	$819,731	$19,829,475	$15,937,224	($1,703,440)	($2,085,407)	$32,797,583

Comprehensive loss:
Net (loss) income				(2,474,765)			(2,474,765)

Other comprehensive (loss) income:
Defined benefit pension
Deferred actuarial (loss) gain, net of tax expense of $389,000					(568,881)		(568,881)
Total comprehensive loss							(3,043,646)

Balances, October 31, 2011	2,732,442	$819,731	$19,829,475	$13,462,459	($2,272,321)	($2,085,407)	$29,753,937

(a) Capital stock, at stated value of $.30 per combined share

(b) 282,018 combined shares held in treasury, at cost at October 31, 2011, 2010, and 2009

The accompanying notes are an integral part of the combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

for the years ended October 31, 2011, 2010 and 2009

	10/31/11	10/31/10	10/31/09
Cash Flows (Used In) Provided By Operating Activities:
Net (loss) income	($2,474,765)	($3,409,080)	$149,246
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,354,830	1,341,774	1,391,153
Impairment	1,178,651	2,376,000	2,571,000
Abandonment	0	0	1,686,209
Net book value of properties sold	1,361,786	0	1,164,551
Deferred income taxes	(1,272,000)	(1,970,000)	(130,000)
(Gain) loss on sale of assets	(19,165)	0	10,643
Compensation recognized under employee stock plan	0	5,889	38,322
Changes in operating assets and liabilities:
Cash held in escrow	393,278	436,518	(809,618)
Accounts receivable and mortgages receivable	249,697	(58,659)	180,839
Prepaid expenses and other assets	(105,470)	7,933	(160,104)
Land and land development costs	92,460	(570,414)	(1,822,464)
Long-lived assets held for sale	1,001,171	973,748	2,110,418
Accounts payable and accrued liabilities	(520,457)	(52,171)	(701,779)
Deferred income	(60,510)	70,636	(143,052)
Net cash provided by (used in) operating activities	1,179,506	(847,826)	5,535,364

Cash Flows (Used In) Provided By Investing Activities:
Proceeds from disposition of assets	52,600	0	0
Additions to properties	(429,557)	(1,542,999)	(75,973)
Payments received under direct financing lease arrangements	8,598	11,280	14,185
Net cash used in investing activities	(368,359)	(1,531,719)	(61,788)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from debt	6,474,530	7,928,262	16,644,742
Payment of debt	(7,298,481)	(5,275,527)	(21,623,317)
Deferred financing costs	0	(45,000)	(558,312)
Net cash (used in) provided by financing activities	(823,951)	2,607,735	(5,536,887)
Net (decrease) increase in cash and cash equivalents	(12,804)	228,190	(63,311)
Cash and cash equivalents, beginning of period	389,962	161,772	225,083
Cash and cash equivalents, ending of period	$377,158	$389,962	$161,772

The accompanying notes are an integral part of the combined financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Combination:

   The accompanying combined financial statements include the accounts of Blue Ridge Real Estate Company (“Blue Ridge”) and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, Jack Frost National Golf Course, Inc., Blue Ridge Acquisition Company, BRRE Holdings, Inc., Coursey Commons Shopping Center, LLC, Coursey Creek, LLC, Cobble Creek, LLC, Flower Fields Motel, LLC, Blue Ridge WMN, LLC and Blue Ridge WNJ, LLC) and Big Boulder Corporation (“Big Boulder”) and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.) (collectively, the “Companies”).  Under a Security Combination Agreement between Blue Ridge and Big Boulder and under the by-laws of both Companies, shares of the Companies are combined in unit certificates, each certificate representing concurrent ownership of the same number of shares of each company; shares of each company may be transferred only together with an equal number of shares of the other company. All significant intercompany accounts and transactions are eliminated.

Revenue Recognition:

   Revenues are derived from a wide variety of sources, including sales of real estate, management of investment properties, home construction, property management services, golf activities, timbering and leasing activities. Generally, revenues are recognized as services are performed, except as noted below.

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

Custom Home Construction:

   The Companies recognize revenue and costs on custom home construction using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated.  Total estimated revenues and construction costs are reviewed periodically, and the effects of revisions are reflected in the combined financial statements in the period in which the revisions are determined.

Timbering Revenues:

   Timbering revenues from stumpage contracts are recognized at the time a stumpage contract is signed, at which time the risk of ownership has been passed to the buyer at a fixed, determinable cost.  Reasonable assurance of collectibility has been determined by the date of signing, and the few obligations of the Companies have already been met.  Therefore, full accrual recognition at the time of contract execution is appropriate under SAB 104 guidance.

Land and Land Development Costs:

   The Companies capitalize as land and land development costs, the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use.  The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method.  Revenue is recognized upon signing closing documents.   At closing a binding contract is in effect, the buyer has arranged for permanent financing and the Companies are assured of payment in full.  Also at this time, the risks and rewards associated with ownership have been transferred to the buyer.  Selling expenses are recorded when incurred.  In Fiscal 2010, the Jack Frost National Golf Course was reclassified from land held for recreation to land held for development.  The reclassification was based on management’s current determination to market the golf course and the planned residential development surrounding the golf course together as a parcel to a national developer.  The Summer Recreation Operations segment no longer exists as a result of the reclassification.

Land Improvements, Buildings, Equipment and Depreciation:

   Land improvements, buildings and equipment are stated at cost. Depreciation, including amortization of equipment under capital lease is provided principally using the straight-line method over the estimated useful lives as set forth below:

Land improvements

 10-30 years

Buildings and improvements

   3-40 years

Equipment and furnishings

   3-20 years

   Upon sale or retirement of depreciable property, the cost and related accumulated depreciation are removed from the related accounts, and resulting gains or losses are reflected in income.

   Interest, real estate taxes, and insurance costs, including those costs associated with holding unimproved land, are charged to expense as incurred. Interest cost incurred during construction of facilities is capitalized as part of the cost of such facilities.

   Maintenance and repairs are charged to expense, and major renewals and betterments are added to property accounts.

Land Held for Investment:

   Land held for investment is stated at cost and is principally unimproved.  Portions of this land are leased on an annual basis primarily to hunting and sportsman clubs.  Real estate taxes and insurance are expensed as incurred.  In the second quarter of 2011, Land held for recreation was reclassified to Land held for investment, principally unimproved. The 311 acres that were reclassified, house our ski areas which were leased to a third party operator during Fiscal 2011.  Subsequently, on December 15, 2011 the ski areas were sold.  Reported interest income principally relates to this direct financing lease.  Operating activities relating to this land are part of the rental income segment.  Real estate taxes and insurance were the responsibility of the operator.

Long-Lived Assets Held for Sale:

   Long-lived assets held for sale primarily relate to housing units constructed in real estate developments projects.  The Companies classify assets as a long-lived asset held for sale upon the completion of construction.  The carrying value of the assets held for sale are stated at the lower of carrying value or fair market value less costs to sell.  The impairment loss for long-lived assets held for sale is the difference between their carrying value and their fair value less cost to sell.  Real estate taxes, insurance, utilities and any related interest are expensed upon completion of construction.  Also included in long-lived assets held for sale at October 31, 2011 is the Jack in the Box, which was sold on November 30, 2011.

Investment in Direct Financing Leases:

   The Companies’ have capitalized as the net investment in direct financing leases, the portion of the leased premises pertaining to Jack Frost Mountain and Big Boulder ski areas, which meets the criteria for accounting for these lease transactions as direct financing leases.  The accounting was based on estimates and assumptions about the fair values and estimated useful lives of the leased properties, as well as the collectibility of lease payments and recoverability of the unguaranteed residual value of the leased properties.  Management had periodically reviewed the net investment indirect financing leases for events or changes in circumstances that could impact collectibility, and recoverability of the unguaranteed residual value of leased properties and at October 31, 2011 wrote down the net investment indirect financing lease to the amount expected to be recoverable.  Subsequently, on December 15, 2011 the ski areas were sold.

Accounts and Mortgages Receivable:

   Accounts receivable are reported at net realizable value.  Accounts or a portion thereof are written off when they are determined to be uncollectible based upon management’s assessment of individual accounts.  An allowance for doubtful accounts, if deemed necessary, is estimated based upon a review of individual accounts.  The allowance amount was $1,222 at October 31, 2011 and $1,192 at October 31, 2010.

   The Companies account for mortgages receivable on a cost basis.  Interest income is recorded on a monthly basis.  Late payment fees are charged on overdue payments.  Mortgages receivable are evaluated at origination and monitored on an ongoing basis for credit worthiness.  Mortgages receivable are considered fully collectible by management and accordingly no allowance for losses is considered necessary.  Any mortgage 90 days past due is reviewed by management for collectibility.  Mortgages receivable were $2,920 and $175,687 at October 31, 2011 and 2010, respectively.

Impairment:

   The Companies review their long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, which is primarily due to the state of the industry and the economy.  In that event, the Companies calculate the expected future net cash flows to be generated by the asset.  If those net future cash flows are less than the carrying value of the asset, an impairment loss is recognized in operating (loss) profit.  The impairment loss is the difference between the carrying value and the fair value of the asset.  The impairment loss is recognized in the period incurred.

Deferred Income:

   Deferred income includes dues, rents and deposits on land or home sales. Rents that are not yet earned relate to the Companies’ commercial properties that have been paid in advance, and dues are related to memberships in the Companies’ hunting and fishing clubs and golf club memberships paid in advance. The Companies recognize revenue related to the hunting and fishing clubs and golf course memberships over the period that the dues cover.  The Companies’ recognize revenue related to the fishing club over a five month period, May through September, and the golf course over a seven month period, April through October.  Deposits are required on land and home sales.

   Also included in deferred income is a reimbursement from the Pennsylvania Department of Transportation for the cost of a sewer line.  Income will be recognized over the depreciation period.  This sewer line has not yet been placed in service.

Comprehensive Income (Loss):

   The Companies’ comprehensive income (loss) differs from net income (loss) due to changes in the funded status of the Companies’ defined benefit pension plan (see Note 10).  The Companies have elected to disclose comprehensive income and loss in its Combined Statements of Changes in Shareholders’ Equity.

Income Taxes:

   The Companies account for income taxes utilizing the asset and liability method of recognizing the tax consequence of transactions that have been recognized for financial reporting or income tax purposes.  Among other things, this method requires current recognition of the effect of changes in statutory tax rates on previously provided deferred taxes.  For federal income tax purposes, Blue Ridge and its subsidiaries and Big Boulder and its subsidiaries each file as consolidated entities. State income taxes are reported on a separate company basis. Valuation allowances are established, when necessary to reduce tax assets to the amount expected to be realized.

   The Companies policies for Accounting for Uncertainty in Income Taxes in an enterprise’s financial statements, requires a review of all tax positions and applies a “more-likely-than-not” recognition threshold to determine whether any part of an individual tax position should be recognized in an enterprise’s financial statements. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon the ultimate settlement with the taxing authority that has full knowledge of all relevant information.

Advertising Costs:

   Advertising costs are primarily related to real estate development and golf course operation.  Advertising costs are expensed when incurred and the advertising expense for Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $25,739, $43,441, and $87,733, respectively.

Use of Estimates and Assumptions:

   The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the combined financial statements in the period in which the revisions are determined.

Statement of Cash Flows:

   For purposes of reporting cash flows, the Companies consider cash equivalents to be all highly liquid investments with maturities of three months or less when acquired.

Concentration of Credit Risk:

   Financial instruments which potentially subject the Companies to concentration of credit risk consist principally of temporary cash investments. The Companies’ temporary cash investments are held by financial institutions. The Companies have not experienced any losses related to these investments.  At October 31, 2011, the Companies had no cash in excess of the FDIC limits.

Earnings Per Share:

   Basic earnings per share is calculated based on the weighted-average number of shares outstanding.  Diluted earnings per share includes the dilutive effect of stock options, if applicable.

Business Segments:

   The Companies currently operate in two business segments, which consist of the Real Estate Management/Rental Operations and Land Resource Management segments.  The Companies previously operated in three business segments, the third being Summer Recreation Operations.  Effective April 30, 2010, results of operations for the golf course were reclassified to the Land Resource Management segment from the Summer Recreation Operations segment.  The Summer Recreation Operations segment no longer exists as a result of the reclassification.  Financial information about our segments can be found in Note 17.

Stock Compensation:

   The Companies recognize as compensation expense an amount equal to the grant date fair value of the stock options issued over the required service period.  Compensation cost is measured using the modified prospective approach.

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

Discontinued Operations:

   A component of the Companies is classified as a discontinued operation when (i) the operations and cash flows of the component of the Companies can be clearly distinguished and have been or will be eliminated from our ongoing operations; (ii) the component has either been disposed of or is classified as held for sale; and (iii) we will not have any significant continuing involvement in the operations of the component of the Companies after the disposal transactions.  Significant judgments are involved in determining whether a component meets the criteria for discontinued operations reporting and the period in which these criteria are met.

   If a component of the Companies is reported as a discontinued operation, the results of operations through the date of sale, including any gain or loss recognized on the disposition, are presented on a separate line of the income statement.

Reclassification:

     Effective as of April 30, 2010, results of operations for the golf course were reclassified to the Land Resource Management segment from the Summer Recreation Operations segment.  The reclassification was based on management’s current determination to market the golf course and the planned residential development surrounding the golf course together as a parcel to a national developer.  The Summer Recreation Operations segment no longer exists as a result of the reclassification.  This was also reflected for balance sheet purposes, as the golf course cost basis was transferred from land held for recreation to land and land development costs.

   In the second quarter of 2011, Land held for recreation was reclassified to Land held for investment, principally unimproved.  The 311 acres that were reclassified house our ski areas which were leased to a third party operator during Fiscal 2011.  Subsequently, on December 15, 2011 the ski areas were sold.  Operating activities relating to this land are part of the rental income segment.

   The Companies report the results of discontinued operations as a separate component of income on the combined statements of operations under the caption Discontinued operations.  This reporting resulted in certain reclassifications of the 2010 and 2009 financial statement amounts.

   Certain amounts in the Fiscal 2010 and Fiscal 2009 combined financial statements have been reclassified to conform to the Fiscal 2011 presentation.

New Accounting Pronouncements:

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

2.  DISCONTINUED OPERATIONS:

   On September 30, 2011, the Applebee’s located in Fort Collins, Colorado was sold and as a result the operating activity for the years ending October 31, 2011 and 2010 is being reported as a discontinued operation.  The operating results of Applebee’s were previously reported in the Rental Operations of the combined statements of operations.  At October 31, 2011, there were no remaining assets or liabilities related to Applebee’s.

   On November 30, 2011, the Jack in the Box located in Wallisville, Texas was sold and as a result the operating activity for the years ending October 31, 2011, 2010 and 2009 is being reported as a discontinued operation.  The operating results of Jack in the Box were previously reported in the Rental Operations of the combined statements of operations.   At October 31, 2011, there was $1,814,573 of assets related to Jack in the Box included in assets of discontinued operation and $1,010,384 of debt included in liabilities of discontinued operations on the Companies’ combined balance sheet.

   On December 15, 2011, the Jack Frost Mountain and Big Boulder ski areas were sold and as a result the operating activity for the years ending October 31, 2011, 2010 and 2009 is being reported as a discontinued operation.  The ski areas had been leased to an operator and a portion of the leased premises had been capitalized as net investment in direct financing leases. Therefore a portion of the operating results were previously reported in the Rental Operations and a portion of the operating results were previously reported in the Interest and Other Income line of the combined statements of operations.  The sale transaction resulted in a loss, therefore a valuation allowance was previously reported as impairment expense in the Land Resource Management segment of the combined statements of operations.  At October 31, 2011, there was $8,955,649 of assets related to the two ski areas included in assets of discontinued operations on the Companies’ combined balance sheet and there were no liabilities.

   The combined assets and liabilities as of October 31, 2011 and 2010, and the results of operations of the properties classified as discontinued operations for the years ended October 31, 2011, 2010 and 2009, are summarized as follows:

BALANCE SHEET	10/31/11	10/31/10
ASSETS
Land improvements, buildings & equipment, net	$268,288	$1,605,985
Land held for investment, principally unimproved	37,706	1,618,055
Long-lived assets held for sale	1,780,155	0
Net investment in direct financing leases	7,788,195	8,298,793
Prepaid expenses and other assets	895,878	772,705
Total assets of discontinued operations	$10,770,222	$12,295,538

LIABILITIES
Debt	$1,010,384	$1,697,645
Total liabilities of discontinued operations	$1,010,384	$1,697,645

	Years ended October 31,
STATEMENT OF OPERATIONS	2011	2010	2009
Revenues:
Applebee’s	$106,011	$78,714	$0
Jack in the Box	133,335	132,984	127,379
Jack Frost Mountain Ski Area	163,143	158,639	164,024
Big Boulder Ski Area	89,119	84,614	89,998
Total Revenue	491,608	454,951	381,401

Expenses (excluding interest):
Applebee’s	4,665	5,342	0
Jack in the Box	44,478	51,336	47,377
Jack Frost Mountain Ski Area	10,279	1,018	17,336
Big Boulder Ski Area	3,983	7,671	17,764
Total Expenses	63,405	65,367	82,477

Interest and other income (interest income related to ski area net investment in direct financing lease):
Applebee’s	0	0	0
Jack in the Box	0	0	0
Jack Frost Mountain Ski Area	126,672	126,092	125,473
Big Boulder Ski Area	194,997	192,865	190,639
Total Interest and Other Income	321,669	318,957	316,112

	Years ended October 31,
	2011	2010	2009
Interest expense (calculated on debt related to the property):
Applebee’s	42,992	31,781	0
Jack in the Box	69,794	71,322	29,651
Jack Frost Mountain Ski Area	0	0	0
Big Boulder Ski Area	0	0	0
Total Interest	112,786	103,103	29,651

Gain (Loss) on Disposal:
Applebee’s	25,721	0	0
Jack in the Box	0	0	0
Jack Frost Mountain Ski Area	(387,000)	0	0
Big Boulder Ski Area	(115,000)	0	0
	(476,279)	0	0
Income from discontinued operations before income taxes	$160,807	$605,438	$585,385

3.  RESTATEMENT

   In the fourth quarter of Fiscal 2012 Management determined to restate the financial statements for the fiscal years ended October 31, 2011, 2010 and 2009, the three months ended January 31, 2011, the six months ended April 30, 2011 and the nine months ended July 2011.  The restatement is to reclassify the financial results from certain properties sold by the Companies in 2011 which should have been, but were not, reported in discontinued operations for the periods prior to the respective dates of their disposition.  The properties include:

1.

approximately 1 acre of land in Fort Collins, Colorado on which an Applebee’s restaurant was located, sold by Blue Ridge on September 30, 2011;

2.

1.2 acres of land in Wallisville, Texas on which a Jack in the Box restaurant was located, sold by Blue Ridge on November 30, 2011;

3.

201 acres of land comprising the Jack Frost Mountain Ski Area, sold by Blue Ridge on December 15, 2011; and

4.

approximately 110 acres of land comprising the Big Boulder Ski Area, sold by Big Boulder on December 15, 2011.

   The restatement did not impact the Companies’ total net (loss) income for the relevant periods.  The following are the previously reported and restated balances on the combined balance sheets as of October 2011 and 2010 and the combined statement of operations for the years ended October 31, 2011, 2010 and 2009:

COMBINED BALANCE SHEET

	October 31, 2011
ASSETS	As Previously Reported	Reclassified	As Restated

Land improvements, buildings and equipment, net	$22,881,409	($268,288)	$22,613,121
Land held for investment, principally unimproved	6,943,374	(37,706)	6,905,668
Long-lived assets held for sale	4,721,303	(1,780,155)	2,941,148
Net investment in direct financing leases	7,788,195	(7,788,195)	0
Prepaid expenses and other assets	1,379,312	(895,878)	483,434
Assets of discontinued operations	0	10,770,222	10,770,222

LIABILITIES:
Debt	28,123,504	(1,010,384)	$27,113,120
Liabilities of discontinued operations	0	1,010,384	1,010,384

COMBINED BALANCE SHEET

	October 31, 2010
ASSETS	As Previously Reported	Reclassified	As Restated

Land improvements, buildings and equipment, net	$25,401,708	($1,605,985)	$23,795,723
Land held for investment, principally unimproved	8,523,723	(1,618,055)	6,905,668
Net investment in direct financing leases	8,298,793	(8,298,793)	0
Prepaid expenses and other assets	1,273,842	(772,705)	501,137
Assets of discontinued operations	0	12,295,538	12,295,538

LIABILITIES:
Debt	28,947,454	(1,697,645)	$27,249,809
Liabilities of discontinued operations	0	1,697,645	1,697,645

COMBINED STATEMENTS OF OPERATIONS

	For the year ended October 31, 2011
	As Previously Reported	Reclassified	As Restated
Revenues:
Land resource management revenue	$4,322,670	($1,450,000)	$2,872,670
Rental income revenue	2,322,482	(491,608)	1,830,874
Total revenues	7,638,754	(1,941,608)	5,697,146

Costs and expenses:
Land resource management costs	6,362,653	(1,926,279)	4,436,374
Rental income costs	1,037,317	(63,405)	973,912
Total costs and expenses	10,188,630	(1,989,684)	8,198,946
Loss (profit) from continuing operations	(2,549,876)	48,076	(2,501,800)

Other income and (expense):
Interest and other income	332,928	(321,669)	11,259
Interest	(1,527,817)	112,786	(1,415,031)
Total other income and expense	(1,194,889)	(208,883)	(1,403,772)

(Loss) from continuing operations before income taxes	(3,744,765)	(160,807)	(3,905,572)

(Credit) provision for income taxes on continuing operations:
Deferred income taxes on continuing operations	(1,272,000)	(54,000)	(1,326,000)
Total (credit) provision for income taxes on continuing operations	(1,270,000)	(54,000)	(1,324,000)

Net loss before discontinued operations	(2,474,765)	(106,807)	(2,581,572)

Discontinued operations	0	160,807	160,807

Provision (credit) for income taxes on discontinued operations:
Deferred income taxes on discontinued operations	0	54,000	54,000

Net income from discontinued operations	0	106,807	106,807

COMBINED STATEMENTS OF OPERATIONS

	For the year ended October 31, 2010
	As Previously Reported	Reclassified	As Restated
Revenues:
Rental income revenue	$2,248,947	($454,951)	$1,793,996
Total revenues	5,887,230	(454,951)	5,432,279

Costs and expenses:
Rental income costs	1,063,085	(65,367)	997,718
Total costs and expenses	10,245,416	(65,367)	10,180,049
Loss (profit) from continuing operations	(4,358,186)	(389,584)	(4,747,770)

Other income and (expense):
Interest and other income	340,548	(318,957)	21,591
Interest	(1,364,442)	103,103	(1,261,339)
Total other income and expense	(1,023,894)	(215,854)	(1,239,748)

(Loss) from continuing operations before income taxes	(5,382,080)	(605,438)	(5,987,518)

(Credit) provision for income taxes on continuing operations:
Deferred income taxes on continuing operations	(1,970,000)	(206,000)	(2,176,000)
Total (credit) provision for income taxes on continuing operations	(1,973,000)	(206,000)	(2,179,000)

Net loss before discontinued operations	(3,409,080)	(399,438)	(3,808,518)

Discontinued operations	0	605,438	605,438

Provision (credit) for income taxes on discontinued operations:
Deferred income taxes on discontinued operations	0	206,000	206,000

Net income from discontinued operations	0	399,438	399,438

COMBINED STATEMENTS OF OPERATIONS

	For the year ended October 31, 2009
	As Previously Reported	Reclassified	As Restated
Revenues:
Rental income revenue	$2,353,627	($381,401)	$1,972,226
Total revenues	15,896,666	(381,401)	15,515,265

Costs and expenses:
Rental income costs	1,184,221	(82,477)	1,101,744
Total costs and expenses	15,094,522	(82,477)	15,012,045
Loss (profit) from continuing operations	802,144	(298,924)	503,220

Other income and (expense):
Interest and other income	328,924	(316,112)	12,812
Interest	(1,064,822)	29,651	(1,035,171)
Total other income and expense	(735,898)	(286,461)	(1,022,359)

(Loss) profit from continuing operations before income taxes	66,246	(585,385)	(519,139)

(Credit) provision for income taxes on continuing operations:
Deferred income taxes on continuing operations	(130,000)	(199,000)	(329,000)
Total (credit) provision for income taxes on continuing operations	(83,000)	(199,000)	(282,000)

Net income (loss) before discontinued operations	149,246	(386,385)	(237,139)

Discontinued operations	0	585,385	585,385

Provision (credit) for income taxes on discontinued operations:
Deferred income taxes on discontinued operations	0	199,000	199,000

Net income from discontinued operations	0	386,385	386,385

4.  CONDENSED FINANCIAL INFORMATION:

Condensed financial information of Blue Ridge and its subsidiaries and Big Boulder and its subsidiaries, at October 31, 2011, 2010 and 2009 and for each of the years then ended is as follows:

	Blue Ridge and Subsidiaries
	10/31/11	10/31/10	10/31/09
FINANCIAL POSITION:
Total assets	$51,526,111	$54,244,597	$56,121,655
Total liabilities	33,108,155	33,548,251	32,643,664
Shareholders' equity	18,417,958	20,696,349	23,477,988
OPERATIONS:
Revenues	3,427,638	3,823,407	12,301,912
Income (loss) from continuing operations before taxes	(2,580,184)	(5,351,948)	2,392,973
Provision (credit) for income taxes	(873,000)	(1,978,000)	859,000
Net (loss) income	($1,709,510)	($3,156,971)	$1,746,485

	Big Boulder and Subsidiaries
	10/31/11	10/31/10	10/31/09
FINANCIAL POSITION:
Total assets	$13,579,598	$16,012,793	$16,837,726
Total liabilities	2,243,617	3,911,556	4,484,387
Shareholders' equity	11,335,979	12,101,234	12,353,342
OPERATIONS:
Revenues	2,269,508	1,608,872	3,213,353
Loss from continuing operations before taxes	(1,325,388)	(635,570)	(2,912,112)
Provision (credit) for income taxes	(451,000)	(201,000)	(1,141,000)
Net (loss)	($765,255)	($252,109)	($1,597,239)

5.  LAND AND LAND DEVELOPMENT COSTS:

Land and land development costs as of October 31, 2011 and 2010 consist of the following:

	10/31/2011	10/31/2010
Land unimproved designated for development	$10,901,859	$11,021,647
Residential development	5,084,262	5,906,189
Infrastructure development	4,656,666	4,482,901
	$20,642,787	$21,410,737

The decrease in land improvements designated for development ($119,788) was due to two land sales in Fiscal 2011.  The carrying value of land improvements designated for development reflects an impairment allowance of $73,000 in Fiscal 2011 and Fiscal 2010.  The decrease in the residential development was primarily due to the sale of two condominium units at Boulder Lake Village ($891,693) and the transfer to assets held for sale of three condominium units at Boulder Lake Village ($1,196,693), net of their impairment allowance of $859,749, which was offset by additions of $406,710.  The increase in infrastructure development cost of $173,765 was primarily related to the costs associated with the Big Boulder wastewater treatment plan upgrade.  The carrying value of the infrastructure development assets reflects an impairment allowance of $1,900,000 in Fiscal 2011 and Fiscal 2010 and the carrying value of the residential development assets reflects an impairment allowance of $0 in Fiscal 2011 and $859,749 in Fiscal 2010.

6.  ABANDONMENT OF LAND DEVELOPMENT COSTS:

In Fiscal 2009, two capital projects previously under development were abandoned as the Companies determined that these investments in the projects were not expected to be recoverable due to environmental regulation changes. The major expenditures abandoned included permits, surveys, architectural and legal fees and capitalized costs including labor, interest and property taxes.

The following is a summary of the planned residential developments (PRD) that were abandoned:

	Total Investment at 10/31/09	Abandonment	Net Investment After Abandonment
Jack Frost Mountain PRD	$1,753,115	$1,528,083	$225,032
Big Boulder Slopeside PRD	158,126	158,126	0
Totals	$1,911,241	$1,686,209	$225,032

7.  LAND:

	10/31/2011	10/31/2010
Land held for investment
Land – Unimproved	$2,340,198	$2,340,198
Land – Commercial rental properties	4,565,470	4,565,470
	$6,905,668	$6,905,668

8.  DEBT AND LETTER OF CREDIT:

Debt as of October 31, 2011 and 2010 consists of the following:

	10/31/11	10/31/10
Mortgage notes payable to bank, interest fixed at 6.90% payable in monthly installments of $61,769 including interest through Fiscal 2031.	$7,997,897	$8,180,380
Mortgage notes payable to bank, interest at the bank’s prime rate (3.25% at October 31, 2011) payable in monthly installments of $3,198 through January 2014.	118,320	156,698
Mortgage note payable to bank, interest fixed at 5.59% payable in monthly installments of $44,156 including interest through October 2014.	6,900,665	7,035,263
Construction and site development line of credit mortgage note payable to bank, interest at the greater of LIBOR plus 3.5% or 5.5% (5.5% at October 31, 2011) payable in installments due at the closing of each unit within the development through September 2012 or on demand.	6,156,652	7,795,423
Revolving line of credit payable to bank, interest at the greater of LIBOR plus 3.5% or 5.5% (5.5% at October 31, 2011) payable on demand.	1,197,131	1,427,386
Term note payable to bank, interest at one-month LIBOR plus 3.0% (3.25% at October 31, 2011). Interest only payments due monthly through December 2011 at which time principal balance is due in full.	4,600,000	2,600,000
Capital lease obligation payable to bank, interest fixed at 5.23%, payable in 24 installments of $8,682 due April 2011 through September 2014.	142,455	0
Capital lease obligation payable to bank, interest fixed at 6.48%, payable in 48 monthly installments of $5,131 including interest through October 2011.	0	54,659
	27,113,120	27,249,809
Discontinued operations debt:
Mortgage note payable to bank, interest fixed at 6.75% payable in monthly installments of $7,255 including interest through May 2014. (Now included in Liabilities of discontinued operations.)	1,010,384	1,027,645
Promissory note payable to a descendants trust, interest fixed at 7%, interest only payments of $3,908 due monthly through February 2015, at which time principal balance is due. (Now included in Liabilities of discontinued operations.)	0	670,000
	$28,123,504	$28,947,454

   The Companies have two lines of credit with Manufacturers and Traders Trust Company (the “Bank”) totaling $12,100,000 at October 31, 2011.  The lines are as follows: a $9,000,000 line of credit mortgage note with sub-limits for construction and site development and a $3,100,000 revolving line of credit for general operations.

   During Fiscal 2011, the $9,000,000 line of credit mortgage had a site-development sublimit of $4,600,000 and a construction sub-limit of $4,400,000.  At October 31, 2011, the Companies had utilized $6,156,652 of this line which bears interest at the greater of overnight LIBOR plus 3.5% or the daily 30-day LIBOR plus 3.5%, in all cases at a minimum interest rate of 5.5% (such interest rate was 5.5% at October 31, 2011). The interest reserve account included in cash held in escrow, which was established in 2009 as security for the payment of interest on the mortgage note, and had a balance of $114,351 at October 31, 2011.  Subsequently, on December 15, 2011 the ski areas were sold. Sale proceeds of $3,062,811 were utilized to pay this line of credit and $325,000 was deposited into the interest reserve account.

   At October 31, 2011, Blue Ridge had utilized $1,197,131 of its $3,100,000 general line of credit, which is an on demand, revolving line with no maturity date. The general line of credit bears interest at the greater of the overnight LIBOR plus 3.5% or the daily 30-day LIBOR plus 3.5%, with in all cases a minimum interest rate of 5.5% (such interest rate was 5.5% at October 31, 2011).

   The weighted average short term borrowings and interest rate for the year ended October 31, 2011 were $12,629,000 and 5.04% respectively.  The weighted average interest rate at ended October 31, 2011 was 4.62%.  The loan agreement requires, among other things, that the Companies comply with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies have not met the required debt service coverage ratio at October 31, 2011 and 2010 and have obtained waivers from the Bank for this covenant.

  The site development sub-limit agreement enables the Companies to issue letters of credit in amounts up to $4,600,000.  During the fiscal year ended October 31, 2005, or Fiscal 2005, the Bank agreed to issue, on the Companies’ behalf, an irrevocable standby Letter of Credit to Kidder Township for the purpose of guaranteeing, as required by Kidder Township, completion of the infrastructure improvements to the Boulder Lake Village premises.  On September 12, 2005, the letter of credit was issued in the amount of $3,831,594.  As of October 31, 2011, the Companies have utilized $2,628,657 of the site development sub-limit and the net balance of the letter of credit was $1,202,937.  The amount available on the site development sub-limit as of October 31, 2011 was $479,542.

   On September 30, 2011, the Companies sold a property leased to AmRest, LLC in Fort Collins, Colorado and subsequently paid off the outstanding principal balance of $670,000 on a purchase money promissory note with The Stephen A. Grove Descendants Trust.

   On May 22, 2009, the Companies entered into a Deed of Trust and Security Agreement and Real Estate Lien Note with Barbers Hill Bank totaling $1,050,000.  The agreement encumbered certain real property located in Chambers County, Texas.  The property was leased to Jack in the Box Eastern Division, L.P. during Fiscal Year 2011 and was subsequently sold.  The note, which had a maturity date of May 22, 2014 and bore interest at a fixed rate of 6.75%, had an outstanding balance of $1,010,384 as of October 31, 2011.  On November 30, 2011, the Companies sold the property in Chambers County, Texas and subsequently repaid in full the outstanding balance under the note of $1,009,002 to Barbers Hill Bank.

   On July 29, 2010 the Companies entered into a Loan Agreement and Term Note with the Bank in the amount of $2,600,000.  The agreement encumbers, among other things, certain real property at Jack Frost Mountain Ski Area and Big Boulder Ski Area and all non-real estate assets of the Companies and is secured by the guaranty of Kimco Realty Corporation, the Companies’ majority shareholder.  The principal amount of the Loan was to be paid in full on July 29, 2011.  Effective as of July 29, 2011, the Companies entered into the Amended and Restated Note with the Bank, which increased the loan by an aggregate of $2,000,000 to $4,600,000 and extended the maturity date of the note from July 29, 2011 to December 31, 2011.  The note bears interest at a rate of one-month LIBOR plus 3.0% (such interest rate was 3.25% at October 31, 2011). On December 15, 2011 the note was paid in full with the proceeds from the sale of the ski areas.

   The Companies had a capital lease agreement with the Bank for a modular Pro Shop at Jack Frost National Golf Course.  The capital lease was payable in 48 monthly installments of $5,131 and bore interest at a fixed rate of 6.48%.  The capital lease was paid in full in October 2011.

   All properties have been pledged as collateral for debt.

 The aggregate amount of long-term debt maturing in each of the next five years and thereafter ending subsequent to October 31, 2011, is as follows: 2012  $12,392,475; 2013  $465,654; 2014  $7,896,679; 2015  $240,295; 2016  $257,410; thereafter $6,870,991.

9.  INCOME TAXES:

   The credit for income taxes from continuing operations is as follows:

	10/31/11	10/31/10	10/31/09
Currently payable:
Federal	$0	($5,000)	$44,000
State	2,000	2,000	3,000
	2,000	(3,000)	47,000
Deferred:
Federal	(1,328,000)	(1,991,000)	(169,000)
State	2,000	(185,000)	(160,000)
	(1,326,000)	(2,176,000)	(329,000)
Total	($1,324,000)	($2,179,000)	($282,000)

   A reconciliation between the amount computed using the statutory federal income tax rate of 34% and the actual credit for income taxes is as follows:

	10/31/11	10/31/10	10/31/09
Computed at statutory rate	($1,327,000)	($2,035,000)	($176,000)
State income taxes, net of federal income tax	2,000	(121,000)	(102,000)
Nondeductible expenses	1,000	(24,000)	0
Other	0	1,000	(4,000)
(Credit) provision for income taxes from continuing operations	($1,324,000)	($2,179,000)	($282,000)

   The components of the deferred tax assets and liabilities as of October 31, 2011 and 2010 are as follows:

	10/31/11	10/31/10
Deferred tax assets:
Accrued expenses	$27,000	$27,000
Deferred income	147,000	162,000
Defined benefit pension	1,553,000	1,164,000
Asset impairment	2,132,000	1,951,000
AMT credit carryforward	364,000	364,000
Net operating losses	6,287,000	4,680,000
Valuation allowance	(2,778,000)	(2,451,000)
Contribution carryforward	32,000	29,000
Stock options	164,000	165,000
Deferred tax asset	7,928,000	6,091,000

	10/31/11	10/31/10
Deferred tax liability:
Depreciation	9,398,000	9,222,000
Land basis	834,000	834,000
	10,232,000	10,056,000

Deferred income tax liability, net	$2,304,000	$3,965,000

   At October 31, 2011, the Companies have approximately $364,000 of Alternative Minimum Tax (AMT) credit carryforward available to reduce future income taxes.  The AMT credit has no expiration date.

   At October 31, 2011, the Companies had available approximately $10,321,000 of federal net operating loss carryforwards which will expire from 2024 to 2031. The Companies also have state net operating loss carryforwards of approximately $27,805,000 that will expire from 2019 to 2031.  The Companies have recorded a valuation allowance against state net operating losses, which are not expected to be utilized.

   The Companies recognize interest and/or penalties related to income tax matters in income tax expense.

   At October 31, 2011, the Companies had unsettled federal tax returns for Fiscal 2008, 2009 and 2010 and unsettled state tax returns for Fiscal 2008, 2009 and 2010 for the states of Louisiana, Minnesota, New Jersey, Pennsylvania, South Carolina, Texas and Colorado.

10.  PENSION BENEFITS:

   Effective July 15, 2010 the Companies’ sponsored defined benefit pension plan was amended such that future benefit accruals ceased effective as of August 31, 2010.  Benefits under the plan were based on average compensation and years of service.  The Companies’ funding policy is to contribute annually at least the minimum amounts required under the Employee Retirement Income Security Act of 1974.

Weighted Average Assumptions	10/31/11	10/31/10	10/31/09
Discount Rates used to determine net periodic pension cost as of October 31, 2011, 2010 and 2009	5.26%	5.67%	8.25%
Expected long-term rates of return on assets	7.50%	7.50%	7.50%
Rates of increase in compensation levels	N/A	N/A	4.00%

Change in Benefit Obligation	10/31/11	10/31/10
Benefit obligation at beginning of year	$7,583,064	$7,392,287
Service cost (net of expenses)	55,788	186,427
Interest cost	391,258	415,441
Curtailment	0	(164,981)
Actuarial loss	1,010,136	19,173
Benefits paid	(275,040)	(265,283)
Benefit obligation at end of year	$8,765,206	$7,583,064

Change in Plan Assets	10/31/11	10/31/10
Fair value of plan assets at beginning of year	$4,869,192	$4,199,624
Actual return on plan assets	267,951	598,148
Employer contributions	637,600	402,126
Benefits paid	(275,040)	(265,283)
Administrative expenses	(46,813)	(65,423)
Fair value of plan assets at end of year	$5,452,890	$4,869,192

Reconciliation of Funded Status of the Plan	10/31/11	10/31/10
Funded status at end of year	($3,312,316)	($2,713,872)
Unrecognized transition obligation	0	0
Unrecognized net prior service cost	0	0
Unrecognized net actuarial loss	3,824,812	2,867,261
Net amount recognized at end of year	$512,496	$153,389

Amounts Recognized in the Combined Balance Sheet	10/31/11	10/31/10
Accrued pension expense	($3,312,316)	($2,713,872)
Accumulated other comprehensive loss (pre-tax)	3,824,812	2,867,261
Net amount recognized	$512,496	$153,389

Additional Year-End Information for Pension Plan with Accumulated Benefit Obligation in Excess of Plan Assets	10/31/11	10/31/10
Projected benefit obligation	$8,765,206	$7,583,064
Accumulated benefit obligation	$8,765,206	$7,583,064
Fair value of plan assets	$5,452,890	$4,869,192

Amounts Recognized in Accumulated Other Comprehensive Loss	10/31/11	10/31/10
Net actuarial loss	$3,824,812	$2,867,261
Prior service cost	0	0
Unrecognized net initial obligation	0	0
Total (before tax effects)	$3,824,812	$2,867,261

Components of Net Periodic Benefit Cost	10/31/11	10/31/10	10/31/09
Service cost	$55,788	$186,427	$133,037
Interest cost	391,258	415,441	352,191
Expected return on plan assets	(369,382)	(316,795)	(265,883)
Amortization of transition obligation	0	2,868	2,868
Amortization of prior service cost	0	274	274
Amortization of accumulated loss	200,829	268,919	60,656
Total net periodic benefit expense	$278,493	$557,134	$283,143

Other changes in plan assets and benefit obligationsrecognized in other comprehensive loss	10/31/11	10/31/10
Net loss (gain)	$1,111,567	($262,180)
Recognized net actuarial gain (loss)	(200,829)	(268,919)
Prior service cost (credit)	0	0
Recognized prior service (cost) credit	0	(274)
Recognized net transition (obligation) asset	0	(2,868)
Total recognized in other comprehensive loss (before tax effects)	$910,738	($534,241)

Total recognized in net periodic benefit cost and other comprehensive income (before tax effects)	$1,189,231	$22,893

Amounts expected to be recognized into net periodic cost in the coming year	10/31/11	10/31/10
Loss recognition	$334,273	$201,428
Prior service cost recognition	$0	$0
Net initial obligation/(asset) recognition	$0	$0

Estimated Future Benefits Payments	Fiscal Year	Benefits
	2012	$348,379
	2013	$347,424
	2014	$365,018
	2015	$385,135
	2016	$468,794
	2017-2021	$2,654,169

   The Companies expect to contribute $545,687 to the pension plan in fiscal 2012.

   Measurement Date   October 31

Weighted Average Assumptions	For Determination of:
	Benefit Obligations as of October 31, 2011	Benefit Obligations as of October 31, 2010
Discount rate	4.48%	5.26%
Rate of compensation increase	N/A	N/A

Weighted-Average Asset Allocations	10/31/11	10/31/10
Asset Category
Equity	62.86%	63.32%
Fixed Income	35.92%	36.03%
Cash Equivalents	1.22%	.65%
Total	100.00%	100.00%

   The Companies’ goal is to conservatively invest the plan assets in high-grade securities with a minimum risk of market fluctuation.  Based on the allocation of our assets between equity, fixed income and money market funds, we estimate our long term rate of return to be approximately 7.5%.

   Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value.

   The standard describes three levels of inputs that may be used to measure fair value:

   Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Plan for identical assets.  These generally provide the most reliable evidence and are used to measure fair value whenever available.

   Level 2 – Fair value is based on significant inputs, other than level 1 inputs, that are observable either directly or indirectly for substantially the full term of the asset through corroboration with observable market data.  Level 2 inputs include quoted market prices in active markets for similar assets, quoted market prices in markets that are not active for identical or similar assets, and other observable inputs.

   Level 3 – Fair value would be based on significant unobservable inputs.  Examples of valuation methodologies that would result in level 3 classification include option pricing models, discounted cash flows, and other similar techniques.

   Information about the Plan’s fair value levels follows as at October 31, 2011:

	Level 1	Level 2	Level 3	Total
Money Market Fund	$66,594			$66,594
Common Collective Trust Funds:
Strategic Bond Portfolio		$614,794		614,794
Long Duration Portfolio		610,900		610,900
Intermediate Fixed Income Portfolio		559,924		559,924
Strategic Growth Portfolio		429,711		429,711
Large Company Domestic Growth Portfolio		428,527		428,527
Fundamental Value Portfolio		426,977		426,977
Large Company Value Portfolio		431,316		431,316
International Core Portfolio		344,025		344,025
International Value Portfolio		335,582		335,582
Small Company Growth Portfolio		259,632		259,632
Mid-Cap Growth Portfolio		252,851		252,851
Mid-Cap Fundamental Value Portfolio		260,101		260,101
Small Company Value Portfolio		259,062		259,062
Guaranteed Investment Contract			$172,894	172,894
Total	$66,594	$5,213,402	$172,894	$5,452,890

	GIC Portfolio	Assets at Fair Value
Balance, beginning of year	$173,652	$173,652
Purchases, sales, issuances and settlements, net	(758)	(758)
Balance, end of year	$172,894	$172,894

Information about the Plan’s fair value levels follows as at October 31, 2010:

	Level 1	Level 2	Level 3	Total
Money Market Fund	$31,448			$31,448
Common Collective Trust Funds:
Strategic Bond Portfolio		$552,976		552,976
Long Duration Portfolio		535,164		535,164
Intermediate Fixed Income Portfolio		492,702		492,702
Strategic Growth Portfolio		394,777		394,777
Large Company Domestic Growth Portfolio		388,282		388,282
Fundamental Value Portfolio		370,668		370,668
Large Company Value Portfolio		376,815		376,815
International Core Portfolio		316,470		316,470
International Value Portfolio		314,915		314,915
Small Company Growth Portfolio		240,743		240,743
Mid-Cap Growth Portfolio		229,719		229,719
Mid-Cap Fundamental Value Portfolio		228,283		228,283
Small Company Value Portfolio		222,578		222,578
Guaranteed Investment Contract			$173,652	173,652
Total	$31,448	$4,664,092	$173,652	$4,869,192

	GIC Portfolio	Fair Value
Balance, beginning of year	$174,297	$174,297
Purchases, sales, issuances and settlements, net	(645)	(645)
Balance, end of year	$173,652	$173,652

   The following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at October 31, 2011 and 2010.

   Money market fund is valued at cost, which approximates fair value.

   Common collective trust funds are valued based upon the unit values of such collective trust funds held by the Plan at year end.  Unit values are based on the fair value of the underlying assets of the fund.  The fair value of the level 2 funds are derived from inputs principally from or corroborated by observable market data by correlation or other means.  Included in the common collective trust funds is a level 3 GIC Portfolio which includes both traditional and separate account guaranteed investment contracts (GICs) as well as synthetic GICs.  The traditional and separate account GICs are valued by calculating the sum of the present values of all projected future cash flows of each investment.  The synthetic GIC wrapper contracts are valued by determining the replacement cost of the wrapper contract and the present value of the contractually obligated payments in the original wrapper contract.  Debt securities underlying synthetic GICs are traded primarily in the over-the-counter (“OTC”) markets and are valued at the latest available price in the OTC market or on the basis of values obtained by an independent pricing service.

   The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

11.  LAND IMPROVEMENTS, BUILDING AND EQUIPMENT, NET:

   These assets consist of the following at October 31, 2011 and 2010.

	10/31/2011	10/31/2010
Land improvements	$10,198,986	$10,263,581
Corporate buildings	579,175	579,175
Buildings leased to others	23,271,567	23,270,805
Equipment and furnishings	2,452,412	2,582,270
	36,502,140	36,695,831
Less accumulated depreciation and amortization	13,889,019	12,900,108
	$22,613,121	$23,795,723

12.  ACCRUED LIABILITIES:

   Accrued liabilities consist of the following at October 31, 2011 and 2010.

	10/31/11	10/31/2010
Payroll	$62,555	$47,112
Security and Other Deposits	39,267	45,433
Professional Fees	45,682	26,942
Real Estate Taxes	78,124	78,120
Other	190,307	187,999
	$415,935	$385,606

13.  OPERATING LEASES:

   The Companies lease land, land improvements and investment properties each of which are accounted for as operating leases. Rents are reported as income over the terms of the leases as they are earned.  Our shopping center is leased to various tenants for renewable terms averaging 2.38 years with options for renewal.  Information concerning rental properties and minimum future rentals under current leases as of October 31, 2011 is as follows:

		Properties Subject to Lease
		Cost	Accumulated Depreciation
Investment properties leased to others		$23,271,567	$6,160,089
Land and land improvements		17,064,102	5,312,854
Minimum future rentals:
Fiscal years ending October 31:	2012	$1,612,805
	2013	1,440,866
	2014	1,322,342
	2015	1,285,704
	2016	1,281,437
	Thereafter	20,495,517
		$27,438,671

   Minimum future rentals subsequent to 2016 include $1,179,500 under a land lease expiring in 2072; $3,078,669 under a net lease for a store expiring in 2024; $6,957,500 and $7,735,000 under net leases for two stores expiring in December 2035 and August 2036. There were no contingent rentals included in income for Fiscal 2011, 2010 and 2009.  The above information includes rental escalations recognized using straight-line basis.

14.  INVESTMENT IN DIRECT FINANCING LEASES (Now included in Assets of discontinued operations):

   During Fiscal Year 2011, the Companies leased the Jack Frost and Big Boulder ski areas to a third party under direct financing leases that extended through 2034.  The Companies net investment in direct financing leases consisted of the following as of October 31:

	2011	2010
Minimum future lease payments	$7,426,946	$7,757,213
Unguaranteed residual value of lease properties	8,430,879	8,430,879
Gross investment in lease	15,857,825	16,188,092
Unearned income	(7,567,630)	(7,889,299)
Valuation Allowance	(502,000)	0
Net investment in direct financing leases	$7,788,195	$8,298,793

   Subsequently, on December 15, 2011 the Jack Frost and Big Boulder ski areas were sold to the previous third party lessee, therefore the operating activity for the Fiscal years ending October 31, 2011, 2010 and 2009 is being reported as discontinued operations.  The transaction resulted in a loss of approximately $502,000 primarily related to the reversal of the accrued rent receivable based on the straight line amortization of the lease.  The valuation allowance is recorded as a portion of the loss on disposal in discontinued operations Fiscal 2011.  The interest income which resulted from the direct financing lease is reported as a portion of discontinued operations.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

   The estimated fair values of the Companies' financial instruments at October 31, 2011 and 2010 are as follows:

	10/31/11		10/31/10
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS:
Cash and cash equivalents	$589,039	$589,039	$995,121	$995,121
Accounts and mortgages receivable	160,290	160,290	409,987	409,987

LIABILITIES:
Accounts payable	437,783	437,783	646,961	646,961
Accrued liabilities	415,935	415,935	385,606	385,606
Amounts due to related parties	24,792	0	7,292	0
Debt (Discontinued operations and other)	$28,123,504	$27,794,385	$28,947,454	$28,529,765

   Fair Values were determined as follows:

   Cash and cash equivalents, accounts and mortgages receivable, accounts payable and accrued liabilities:  The carrying amounts approximate fair value because of the short-term maturity of these instruments.

   Amounts due to related parties: Estimating the fair value of these instruments is not practicable because the terms of these transactions could not be duplicated in the market.

   Debt: The fair value of debt is estimated using discounted cash flows based on current borrowing rates available to the Companies for similar types of borrowing arrangements.

   As of October 31, 2011, the carrying amount net of prior period impairments for land and land development costs are $20,642,787 less impairment expense of $0 in Fiscal 2011 for a fair value of $20,642,787.  Prior period impairments for impairment on land and land development costs were $1,973,000.  The carrying amount net of prior period impairments for land improvements, buildings and equipment, net are $22,613,121 less impairment expense of $0 in Fiscal 2011 for a fair value of $22,613,121 as of October 31, 2011.  Prior period impairment on land improvements, buildings and equipment, net were $53,000.  The carrying amount net of prior period impairments for land held for investment is $6,905,668.  There was no impairment on land held for investment in Fiscal 2011, and prior period impairments were $403,000.  The carrying amount net of prior period impairments for long-lived assets held for sale as of October 31, 2011 was $3,617,799 less impairment expense of $676,651 in Fiscal 2011 for a fair value of $2,941,148.  The prior period impairments on long-lived assets held for sale were $1,644,823.  The assets of discontinued operations as of October 31, 2011 have a carrying value net of prior period adjustments for impairment of $11,272,222 less $502,000 impairment expense in Fiscal 2011 for a fair value of $10,770,220.  There were $0 prior period impairments on assets of discontinued operations.  The overall total impairment in Fiscal 2011 was $1,178,651.  The impairment for long-lived assets held for sale, land and land development costs and land held for investment was determined using level 2 criteria wherein fair value is determined using significant observable inputs, generally either quoted prices in an active market for similar assets or liabilities or quoted prices in markets that are not active. The impairment in the net investment in direct financing leases was determined with the calculation of the loss generated on the sale of the ski areas on December 15, 2011.

   As of October 31, 2010, the carrying amount net of prior period impairments for land and land development costs are $23,383,737 less impairment expense of $1,973,000 in the Fiscal 2010 for a fair value of $21,410,737.  Prior period impairments for impairment on land and land development costs were $859,749.  The carrying amount net of prior period impairments for land improvements, buildings and equipment, net are $23,795,723 less impairment expense of $0 in Fiscal 2010 for a fair value of $23,795,723 as of October 31, 2010.  Prior period impairment on land improvements, buildings and equipment, net were $53,000.  The carrying amount net of prior period impairments for land held for investment is $7,308,668.  Impairment on land held for investment in Fiscal 2010 was $403,000 and there were $0 prior period impairments.  The carrying amount net of prior period impairments for long-lived assets held for sale as of October 31, 2010 was $3,943,479 less impairment expense of $0 in Fiscal 2010 for a fair value of $3,943,479.  The prior period impairments on long-lived assets held for sale were $1,517,875.  The assets of discontinued operations as of October 31, 2010 have a carrying value net of prior period adjustments for impairment of $12,295,538 less $0 impairment expense in Fiscal 2010 for a fair value of $12,295,538.  There were $0 prior period impairments on assets of discontinued operations.  The total impairment of $2,376,000 was included in the earnings for 2010.  The impairment was determined using level 2 criteria wherein fair value is determined using significant observable inputs, generally either quoted prices in an active market for similar assets or liabilities or quoted prices in markets that are not active.

16.  QUARTERLY FINANCIAL INFORMATION (Unaudited):

   The results of operations for each of the quarters in Fiscal 2011 and Fiscal 2010 years are presented below.

	1st	2nd	3rd	4th	Total
Year ended 10/31/11
Operating revenues	$1,343,911	$884,762	$2,404,625	$1,063,848	$5,697,146
Operating loss	(504,772)	(550,390)	(372,866)	(1,073,772)	(2,501,800)
Net income (loss) from discontinued operations	102,526	105,072	106,392	(207,183)	106,807
Net loss	(460,652)	(488,563)	(377,474)	(1,148,076)	(2,474,765)
Net loss before discontinued operations per weighted average combined share	(0.23)	(0.24)	(0.20)	(0.38)	(1.05)
Net loss per weighted average combined share	($.19)	($.20)	($.15)	($0.47)	($1.01)

	1st	2nd	3rd	4th	Total
Year ended 10/31/10
Operating revenues	$1,070,269	$940,762	$2,109,637	$1,311,611	$5,432,279
Operating loss	(608,050)	(663,342)	(792,892)	(2,683,486)	(4,747,770)
Net income from discontinued operations	89,367	92,453	99,277	118,341	399,438
Net loss	(499,328)	(544,719)	(635,300)	(1,729,733)	(3,409,080)
Net loss before discontinued operations per weighted average combined share	(0.24)	(0.26)	(0.30)	(0.75)	(1.55)
Net loss per weighted average combined share	($0.20)	($0.22)	($0.26)	($0.71)	($1.39)

   The quarterly results of operations for Fiscal 2011 and 2010 reflect the impact of land dispositions that occur from time to time during the period and do not follow any pattern during the fiscal year.

17.  BUSINESS SEGMENT INFORMATION:

   The following information is presented in accordance with the accounting pronouncement regarding disclosures about segments of an enterprise and related information".  The Companies' business segments were determined from the Companies' internal organization and management reporting, which are based primarily on differences in services.

   Real Estate Management/Rental Operations

   Real Estate Management/Rental Operations consists of: investment properties leased to others located in Eastern Pennsylvania, New Jersey, Minnesota and Louisiana; recreational club activities; services to the trusts that operate resort residential communities; sales of investment properties; and rental of land and land improvements, which includes the leasing of our two ski areas located in the Pocono Mountains of Northeastern Pennsylvania.

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

	10/31/11	10/31/10	10/31/09
Revenues from continuing operations:
Real estate management/rental operations	$2,824,476	$2,875,266	$3,525,024
Land resource management	2,872,670	2,557,013	11,990,241
	$5,697,146	$5,432,279	$15,515,265

Operating profit (loss) from continuing operations, excluding general and administrative expenses:
Real estate management/rental operations	$834,120	$745,922	$418,483
Land resource management	(1,544,539)	(3,055,472)	1,724,044
	($710,419)	($2,309,550)	$2,142,527

General and administrative expenses:
Real estate management/rental operations	$888,114	$1,290,532	$372,446
Land resource management	903,267	1,147,688	1,266,861
	1,791,381	$2,438,220	$1,639,307
Interest and other income, net:
Real estate management/rental operations	$9,277	$0	$0
Land resource management	1,982	21,591	12,812
	$11,259	$21,591	$12,812
Interest expense:
Real estate management/rental operations	$1,369,305	$1,197,069	$945,101
Land resource management	45,726	64,270	90,070
	$1,415,031	$1,261,339	$1,035,171

Income (loss) from continuing operations before income taxes	($3,905,572)	($5,987,518)	($519,139)

   For the fiscal years ended October 31, 2010, no one customer represented more than 10 % of total revenues.  In fiscal year ended October 31, 2011, we sold Applebee’s for $1,450,000 which is 19% of total revenue and in fiscal year ended October 31, 2009, we had land sales to The Conservation Fund totaling revenue of $6,875,000 which was 43% of total revenue.

   Identifiable assets, net of accumulated depreciation at October 31, 2011, 2010, and 2009 and depreciation expense and capital expenditures for the years then ended by business segment are as follows:

		Depreciation and
	Identifiable	Amortization	Capital
October 31, 2011	Assets	Expense	Expenditures
Real estate management/rental operations	$20,861,471	$632,556	$761
Land resource management	33,251,319	382,559	225,105
Other corporate	222,697	109,991	203,691
Discontinued operations	10,770,222	229,724	0
Total	$65,105,709	$1,354,830	$429,557

		Depreciation and
	Identifiable	Amortization	Capital
October 31, 2010	Assets	Expense	Expenditures
Real estate management/rental operations	$24,453,293	$680,582	$1,462,552
Land resource management	33,186,415	381,607	73,084
Other corporate	322,144	89,714	7,363
Discontinued operations	12,295,538	189,871	0
Total	$70,257,390	$1,341,774	$1,542,999

		Depreciation and
	Identifiable	Amortization	Capital
October 31, 2009	Assets	Expense	Expenditures
Real estate management/rental operations	$25,594,578	$770,643	$51,220
Land resource management	36,192,161	382,325	14,086
Other corporate	318,713	96,534	10,667
Discontinued operations	10,853,929	141,651	0
Total	$72,959,381	$1,391,153	$75,973

   All asset impairments and abandonments in Fiscal 2011, 2010 and 2009 relate to the Land Resource Management segment.

18.  CONTINGENT LIABILITIES:

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

19.  RELATED PARTY TRANSACTIONS:

   Kimco Realty Services, Inc., or Kimco, is our controlling shareholder and Kimco Realty Corporation, the parent company of Kimco, is presently providing consulting services to us.  The services are focused on land development, acquisitions and disposals.    Kimco was paid $75,000 in consulting fees in Fiscal 2011, $100,000 in consulting fees, in each Fiscal 2010 and 2009.

   Kimco Realty Corporation has served as the management company for the Coursey Commons Shopping Center in Baton Rouge, Louisiana since June 2004.  A wholly owned subsidiary of Kimco Realty Corporation, KRC Property Management I, Inc., receives a fixed monthly fee of 4.5% of rental income on store leases in this shopping center.  During Fiscal 2011, 2010 and 2009, that subsidiary received $41,272, $40,465 and $42,747, respectively for management fees earned on the shopping center.

   Michael J. Flynn, the Chairman of our board of directors, was also the President, Chief Operating Officer and Vice Chairman of the board of directors of Kimco Realty Corporation during Fiscal 2008.  Effective December 31, 2008, Mr. Michael Flynn retired from Kimco Realty Corporation.  Mr. Michael Flynn received an annual fee of $17,500 from Blue Ridge Real Estate Company as compensation for consulting in each of Fiscal 2010 and 2009, there was no annual fee for Fiscal 2011.  In addition, Patrick M. Flynn, who served as one of our directors and our President and Chief Executive Officer until his resignation on August 12, 2011, was a Managing Director of Real Estate at Kimco Realty Corporation since 2001.  We paid Mr. Patrick Flynn a bonus of $100,000 in Fiscal 2010 and 2009.  No bonus was paid in Fiscal 2011.

Finally, Mr. Milton Cooper, who serves as one of our directors, also serves as Chief Executive Officer and Chairman of the board of directors of Kimco Realty Corporation.

   Amounts due to the above related parties total $24,792 at October 31, 2011 and $7,292 at October 31, 2010.

20.  STOCK OPTIONS and CAPITAL STOCK:

During Fiscal 2011, Fiscal 2010 and Fiscal 2009, no stock options were issued or exercised.

Option activity during Fiscal 2011, 2010 and 2009 is as follows:

	10/31/11		10/31/10		10/31/09
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year:	43,000	$38.40	64,600	$36.93	64,600	$36.93
Granted	0		0		0
Exercised	0		0		0
Expired	29,000	$38.11	21,600	$34.00	0
Outstanding at year-end	14,000	$39.00	43,000	$38.40	64,600	$36.93

Options exercisable at year-end	14,000		43,000	$38.40	61,614	$36.83
Option price range	$39.00		$37.80-$39.00		$34.00-$39.00
Weighted average fair value of options granted during year	0		0		0
Weighted average grant date fair value of options granted during year	0		0		0
Weighted average remaining contractual life (in years)	0.42		0.88		1.4

   Activity related to non-vested options for the year ended October 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value Price
Non-vested at beginning of year:	0	-
Granted	0
Vested	0	-
Non-vested at year-end	0

All options are vested, therefore the Companies do not expect to recognize any compensation expense related to non-vested awards over the next year.

The Companies’ policy regarding the exercise of options requires that optionees utilize an independent broker to manage the transaction, whereby the broker sells the exercised shares on the open market.

21.  PER SHARE DATA:

   Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period.  The calculation of diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the relevant period, net of assumed repurchases using the treasury stock method. For Fiscal 2011, 2010 and 2009, all outstanding unexercised stock options would be excluded from the calculation of diluted EPS because the exercise price of all such options exceeded the market price of the Companies’ common stock.  As a result, the calculation of diluted EPS has been excluded from the table below since diluted EPS for these periods is equal to EPS.

    Weighted average basic shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for Fiscal 2011, 2010 and 2009 are as follows:

	10/31/11	10/31/10	10/31/09
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424	2,450,424

Basic (loss) earnings per weighted average combined share is computed as follows:

	10/31/11	10/31/10	10/31/09
Net (loss) income before discontinued operations	($2,581,572)	($3,808,518)	($237,139)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424
Basic (loss) earnings per weighted average combined share	($1.05)	($1.55)	($0.10)

Net income from discontinued operations	$106,807	$399,438	$386,385
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424
Basic earnings per weighted average combined share	$0.04	$0.16	$0.16

Net (loss) income	($2,474,765)	($3,409,080)	$149,246
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424
Basic (loss) earnings per weighted average combined share	($1.01)	($1.39)	$0.06

22.  SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

	10/31/11	10/31/10	10/31/09
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,713,780	$1,677,388	$1,576,723
Income taxes	$36,591	$209,727	$140,014

Non cash:
Reclassification of assets from land and land development costs to land improvements, buildings and equipment, net	$0	$460,966	$215,971
Reclassification of assets from land held for investment to land and land development costs	$0	$127,808	$0
Reclassification of assets from land and land development costs to long-lived assets held for sale	$675,490	$1,475,283	$0
Reclassification of assets from land held for recreation to land held for investment, principally unimproved	$37,706	$0	$0
Reclassification of assets from land improvements, buildings and equipment, net and land held for investment to long-lived assets held for sale	$1,780,155	$0	$0

Pension liability and accumulated other comprehensive loss was increased (decreased) by $568,881 and ($568,881) in 2011, by ($369,444) and $369,444 in 2010 and by $1,378,417 and ($1,378,417) in 2009 resulting from the changes in the funded status, the prior service cost and the net actuarial loss.

23.  SUBSEQUENT EVENTS:

The Companies have evaluated subsequent events thru the issuance of the financial statements.

On November 30, 2011, Blue Ridge Real Estate Company closed on the sale to Phyllis Enfield Trust of the property located at 22902 Interstate Highway 10, Wallisville, Texas for the purchase price of $1,911,419.  A portion of the net proceeds of the sale were used to repay in full the outstanding balance under a note of $1,009,002 to Barbers Hill Bank and the balance of the net proceeds were deposited and utilized for the revolving line of credit.  As of October 31, 2011, the book value of the assets was included in long-lived assets held for sale.

On December 15, 2011, Blue Ridge Real Estate Company and Big Boulder Corporation closed on the sale of the Jack Frost Mountain and Big Boulder ski areas in Kidder Township, Carbon County, Pennsylvania to JFBB Ski Areas, Inc., a subsidiary of Peak Resorts, Inc., for the aggregate purchase price of $9,000,000.  The 311 acres that housed the ski areas were included in land held for investment.  The ski areas had been leased to Peak Resorts, Inc. and a portion of the leased premises had been capitalized as net investment in direct financing leases.  The transaction resulted in a loss therefore a valuation allowance of $502,000 was recorded as impairment expense in Fiscal 2011.  A significant portion of the net proceeds of the sale were used to repay outstanding debt to the Bank as follows:

Outstanding debt	Outstanding Balance
Term note repaid in full	$4,600,000
Line of credit mortgage note site development sublimit repaid in full	$2,881,311
Line of credit mortgage note construction sublimit	$181,500
Mortgage notes repaid in full	$115,122
Total	$7,777,933

In addition, $325,000 of the net proceeds was deposited into the interest reserve account and the balance was deposited and utilized for the revolving line of credit.

Effective December 31, 2011, Eldon D. Dietterick, Chief Financial Officer, Executive Vice President and Treasurer of the Companies, retired.  Mr. Dietterick has served as the Companies’ Chief Financial Officer, Executive Vice President and Treasurer since 2001.  He has been employed by the Companies since January 1985 in various other capacities.

Effective January 1, 2012, the Boards of Directors of the Companies, pursuant to the Companies’ Bylaws and in accordance with their Restated Articles of Incorporation, have appointed Cynthia A. Van Horn as Chief Financial Officer (“CFO”) and Treasurer of the Companies.  Mrs. Van Horn, age 47, has served as the Companies’ Controller since her appointment in October 1996.  From November 1995 until October 1996 Mrs. Van Horn was employed as the Companies’ Accounting Manager.  The Companies did not enter into any material plan, contract or arrangement with, and did not make a grant or award to Mrs. Van Horn in connection with Mrs. Van Horn’s appointment as CFO and Treasurer.

Effective January 1, 2012, the Boards of Directors of the Companies, pursuant to the Companies’ Bylaws and in accordance with their Restated Articles of Incorporation, have appointed Richard T. Frey as Vice President and Chief Operating Officer (“COO”) of the Companies.  Mr. Frey, age 60, has served as the Companies’ Vice President since his appointment in October 2001.  From 1992 until October 2001, Mr. Frey was employed as the Companies Director of Food Services at both the Jack Frost Mountain and Big Boulder Ski Areas.  The Companies did not enter into any material plan, contract or arrangement with, and did not make a grant or award to Mr. Frey in connection with Mr. Frey’s appointment as Vice President and COO.

QUARTERLY FINANCIAL INFORMATION (Unaudited):

   The results of operations for each of the quarters in Fiscal 2011 and Fiscal 2010 years are presented below.

	1st	2nd	3rd	4th	Total
Year ended 10/31/11
Operating revenues	$1,343,911	$884,762	$2,404,625	$1,063,848	$5,697,146
Operating loss	(504,772)	(550,390)	(372,866)	(1,073,772)	(2,501,800)
Net income (loss) from discontinued operations	102,526	105,072	106,392	(207,183)	106,807
Net loss	(460,652)	(488,563)	(377,474)	(1,148,076)	(2,474,765)
Net loss before discontinued operations per weighted average combined share	(0.23)	(0.24)	(0.20)	(0.38)	(1.05)
Net loss per weighted average combined share	($.19)	($.20)	($.15)	($0.47)	($1.01)

	1st	2nd	3rd	4th	Total
Year ended 10/31/10
Operating revenues	$1,070,269	$940,762	$2,109,637	$1,311,611	$5,432,279
Operating loss	(608,050)	(663,342)	(792,892)	(2,683,486)	(4,747,770)
Net income from discontinued operations	89,367	92,453	99,277	118,341	399,438
Net loss	(499,328)	(544,719)	(635,300)	(1,729,733)	(3,409,080)
Net loss before discontinued operations per weighted average combined share	(0.24)	(0.26)	(0.30)	(0.75)	(1.55)
Net loss per weighted average combined share	($0.20)	($0.22)	($0.26)	($0.71)	($1.39)

   The quarterly results of operations for Fiscal 2011 and 2010 reflect the impact of land dispositions that occur from time to time during the period and do not follow any pattern during the fiscal year.

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

Depreciation and Amortization are provided on a straight-line half year method over the estimated useful lives of the assets as follows:

Land improvements

10 to 30 years

Corporate building

10 to 30 years

Properties leased to others

10 to 30 years

The aggregate cost for federal income tax purposes is approximately $33,000,000 at October 31, 2011.

The changes in total real estate assets for the years ended October 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Balance at beginning of period	$54,908,935	$51,343,167	$53,254,313
Additions to Land	0	781,766	6,623
Additions to Land Improvements	0	560,455	8,684
Additions to Leased Buildings	761	181,559	603,331
Additions to Corporate Building	0	0	0
Sale of Real Property	(3,495,992)	(50,557)	(2,529,784)
Transfers	0	2,092,545	0
Balance at end of year	$51,413,704	$54,908,935	$51,343,167

The changes in accumulated depreciation for the years ended October 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Balance at beginning of year	$11,113,491	$9,966,619	$10,145,495
Addition during year: reclass	0	0	0
Current year depreciation	1,106,816	1,146,872	1,175,717
Less retirements	(234,263)	0	(1,354,593)
Balance at end of year	$11,986,044	$11,113,491	$9,966,619

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

By:  /s/ Bruce Beaty

   Bruce Beaty

   President and Chief Executive Officer

   Dated:  November 28, 2012

By:  /s/ Cynthia A. Van Horn

   Cynthia A. Van Horn

   Chief Financial Officer and Treasurer

(Principal Financial Officer)

   Dated:  November 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frederick N. Kurz, Jr.		November 28, 2012
Frederick N. Kurz, Jr.	Chairman of the Board
/s/ Bruce Beaty		November 28, 2012
Bruce Beaty	Director
/s/ Paul A. Biddelman		November 28, 2012
Paul A. Biddelman	Director
/s/ Mark Dawejko		November 28, 2012
Mark Dawejko	Director

/s/ Cynthia A. Van Horn		November 28, 2012
Cynthia A. Van Horn	Chief Financial Officer and Treasurer (Principal Financial Officer)

26

EXHIBIT INDEX

The following is a list of Exhibits filed as part of this Annual Report on Form 10-K/A.  Where so indicated by a parenthetical, Exhibits that were previously filed are incorporated by reference.  For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is also indicated in parentheses.

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
10.4

Lease Agreement, dated as of December 1, 2005, between Big Boulder Corporation and JFBB Ski Areas, Inc. for the lease of the Big Boulder Ski Area (filed December 7, 2005 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.5

Agreement, dated January 27, 2006, by and between Big Boulder Corporation and Popple Construction, Inc. for infrastructure improvements to the Boulder Lake Village residential development. (filed February 2, 2006 as Exhibit 10.1 to Form 8K and incorporated herein by reference)

10.6

Credit Agreement, dated March 1, 2006, between Blue Ridge Real Estate Company, Big Boulder Corporation, Northeast Land Co., Lake Mountain Company and Jack Frost Mountain Company and Manufacturers and Traders Trust Company. (filed March 7, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.7

$3,000,000 Line of Credit Grid Note, dated March 1, 2006, between Blue Ridge Real Estate Company, Big Boulder Corporation, Northeast Land Co., Lake Mountain Company and Jack Frost Mountain Company and Manufacturers and Traders Trust Company. (filed March 7, 2006 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.8

Loan Agreement, dated April 20, 2006, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company and Moseywood Construction Company and Manufacturers and Traders Trust Company. (filed April 25, 2006 as Exhibit 10.1 to Form 8-K and incorporated herein by reference)

10.9

$10,000,000 Line of Credit Mortgage Note, dated April 20, 2006, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company and Moseywood Construction Company and Manufacturers and Traders Trust Company. (filed April 25, 2006 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.10

Loan Modification Agreement, dated June 15, 2007, between Big Boulder Corporation, Blue Ridge Real Estate Company, BBC Holdings, Inc., BRRE Holdings, Inc., Northeast Land Co., Lake Mountain Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company and Jack Frost National Golf Course, Inc. and Manufacturers and Traders Trust Company (filed June 21, 2007 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)

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

13.1	Portions of the Companies’ Fiscal 2011 Annual Report to Shareholders (filed January 30, 2012 as Exhibit 13.1 to Form 10-K and incorporated herein by reference.)
14.1	Code of Ethics (filed February 11, 2005 as Exhibit 14.1 to Form 10-K and incorporated herein by reference)
21.1	List of all subsidiaries of the Registrants (filed January 30, 2012 as Exhibit 21.1 to Form 10-K and incorporated herein by reference.)
31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Management or compensatory contract required to be filed pursuant to Item 15(b) of the requirements for Form 10-K reports.

*** Furnished herewith.

Copies of Exhibits are available to Shareholders by contacting the Corporate Secretary, Blue Ridge Real Estate Company, Blakeslee, PA 18610. A charge of $0.25 per page to cover the Registrants’ expenses will be made.