Form 10-Q/A
period 2012-01-31
BLUE RIDGE REAL ESTATE CO
filed 2012-11-29
CIK 12779

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

☒ YES        ☐  NO

     Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

☒ YES          ☐ NO

     Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

   ☐  Accelerated Filer

Non-Accelerated filer  ☒  (Do not check if smaller reporting company)

☐ Smaller reporting company

     Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

☐ YES        ☒  NO

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

EXPLANATORY NOTE

Blue Ridge Real Estate Company (“Blue Ridge”) and Big Boulder Corporation (“Big Boulder” and together with Blue Ridge, the “Companies” or the “Registrants”) are filing this Amendment No. 2 on Form 10-Q/A (the “Second Amendment”) to amend and restate the quarterly report on Form 10-Q of the Companies for the period ended January 31, 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012 (the “Original Filing”) and the Form 10-Q/A Amendment No. 1 (the “First Amendment”), as filed with the SEC on March 15, 2012.   This Second Amendment is being filed to restate the Companies’ combined financial statements included in the Original Filing and related disclosures (Management’s Discussion and Analysis of Financial Condition and Results of Operations) as of January 31, 2012 and October 31, 2011 and for the three months ended January 31, 2012 and 2011 as discussed in Note 4 to the combined financial statements included in this Second Amendment and to restate Controls and Procedures included in Part I Item 4.

As discussed in the Companies’ Current Report on Form 8-K dated September 24, 2012, the Companies’ are restating the combined financial statements for all relevant periods in the Original Filing referenced above to include four properties in discontinued operations.  The restatement does not affect the Companies’ net income (loss) for the relevant periods.  The properties include:

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

Although this Second Amendment supersedes the Original Filing and the First Amendment in their entirety, this Second Amendment only amends and restates Items 1 and 4 of Part I as a result of and to reflect the restatements and the treatment of the four properties as discontinued operations, and no other information in the Original Filing and First Amendment is amended hereby.  While the foregoing items have been updated, this amended report does not reflect any other events occurring after the Original Filing.  In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Second Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

i

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

18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

24

Item 4.  Controls and Procedures

24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

27

Item 1A.  Risk Factors

27

Item 4.  Mine Safety Disclosures

27

Item 6.  Exhibits

27

ii

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED BALANCE SHEETS

	(UNAUDITED)	(As Restated)
ASSETS	01/31/12	10/31/11 (1)
Land and land development costs (3,394 acres per land ledger)	$20,648,201	$20,642,787
Land improvements, buildings and equipment, net	22,530,633	22,613,121
Land held for investment principally unimproved (10,407 and 10,719 acres per land ledger, respectively)	6,905,668	6,905,668
Long-lived assets held for sale	2,157,513	2,941,148
Cash and cash equivalents	360,075	377,158
Cash held in escrow	362,592	211,881
Prepaid expenses and other assets	267,177	483,434
Accounts receivable and mortgages receivable	417,573	160,290
Assets of discontinued operations	0	10,770,222
Total Assets	$53,649,432	$65,105,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$18,001,691	$27,113,120
Accounts payable	138,996	437,783
Accrued liabilities	267,666	415,935
Deferred income	723,679	733,734
Amounts due to related parties	0	24,792
Accumulated deferred income taxes	2,043,708	2,303,708
Accrued pension expense	3,223,184	3,312,316
Liabilities of discontinued operations	0	1,010,384
Total liabilities	24,398,924	35,351,772
COMBINED SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442 shares	819,731	819,731
Capital in excess of stated value	19,829,475	19,829,475
Earnings retained in the business	12,959,030	13,462,459
Accumulated other comprehensive loss	(2,272,321)	(2,272,321)
Shareholders’ equity before capital stock in treasury	31,335,915	31,839,344
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	29,250,508	29,753,937
Total liabilities and shareholders’ equity	$53,649,432	$65,105,709

(1)

The Combined Balance Sheet as of October 31, 2011 has been restated to correct for the presentation of discontinued operations.  The correction has no impact on total assets.  See Notes 3 and 4.

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2012 and 2011
(UNAUDITED)	(As Restated)	(As Restated)
	2012 (2)	2011 (2)
Revenues:
Real estate management revenue	$207,043	$221,167
Land resource management revenue	952,585	671,302
Rental income revenue	453,972	451,441
Total Revenues	1,613,600	1,343,910
Costs and expenses:
Real estate management costs	275,578	255,792
Land resource management costs	1,012,149	904,631
Rental income costs	246,702	241,014
General and administrative expense	534,469	447,246
Total costs and expenses	2,068,898	1,848,683
Operating loss from continuing operations	(455,298)	(504,773)

Other income and expense:
Interest and other income	2,738	9,445
Interest expense (net of capitalized interest for the three months ended January 31, 2012 and 2011 of $0, and $58,294, respectively.)	(324,291)	(357,850)
Total other income and expense	(321,553)	(348,405)

Loss from continuing operations before income taxes	(776,851)	(853,178)

Credit for income taxes	(265,000)	(290,000)

Net loss before discontinued operations	(511,851)	(563,178)

Discontinued operations (including $82 gain on disposals in 2012)	13,422	154,526

Provision for income taxes on discontinued operations	5,000	52,000

Net income from discontinued operations	8,422	102,526

Net loss	($503,429)	($460,652)

Earnings (loss) per combined share:
Net (loss) before discontinued operations	($0.21)	($0.23)
Income from discontinued operations	$0.00	$0.04
Basic loss per weighted average combined share	($0.21)	($0.19)

(2)

The Combined Statements of Operations for three months ended January 31, 2012 and 2011 have been restated to correct for the presentation of discontinued operations.  The correction had no impact on the net loss.  See Notes 3 and 4.

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

Management believes that its accounting policies regarding revenue recognition, land development costs, long lived assets, deferred income and income taxes among others, affect its more significant judgments and estimates used in the preparation of its combined financial statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There were no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2011 (“Fiscal 2011”), except for presentation of discontinued operations as disclosed in Notes 3 and 4.  Material subsequent events are evaluated and disclosed through the issuance date of this Quarterly Report on Form 10-Q.

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

Reclassification

   In the second quarter of 2011, Land held for recreation was reclassified to Land held for investment, principally unimproved.  The 311 acres that were reclassified house our ski areas which were leased to a third party operator during Fiscal 2011 and sold on December 15, 2011.  Operating activities relating to this land are part of the discontinued operations.

   The Companies report the results of discontinued operations as a separate component of income on the combined statements of operations under the caption Discontinued operations.  This reporting resulted in certain reclassifications of the 2012 and 2011 financial statement amounts.

   Certain amounts in the Fiscal 2011 combined financial statements have been reclassified to conform to the Fiscal 2012 presentation.

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

3.  Discontinued operations

   On September 30, 2011, the Applebee’s located in Fort Collins, Colorado was sold and as a result the operating activity for the three months ending January 31, 2011 is being reported as a discontinued operation.  The operating results of Applebee’s were previously reported in the Rental Operations of the combined statements of operations.  At January 31, 2012 there were no remaining assets or liabilities related to Applebee’s.

   On November 30, 2011, the Jack in the Box located in Wallisville, Texas was sold and as a result the operating activity for the three months ending January 31, 2012 and 2011 is being reported as a discontinued operation.  The operating results of Jack in the Box were previously reported in the Rental Operations of the combined statements of operations.  At October 31, 2011, there was $1,814,573 of assets related to Jack in the Box included in assets of discontinued operation and $1,010,384 of debt included in liabilities of discontinued operations on the Companies’ combined balance sheet.  At January 31, 2012 there were no remaining assets or liabilities related to Jack in the Box.

   On December 15, 2011, the Jack Frost Mountain and Big Boulder ski areas were sold and as a result the operating activity for the three months ending January 31, 2012 and 2011 is being reported as a discontinued operation.  The ski areas had been leased to an operator and a portion of the leased premises had been capitalized as net investment in direct financing leases. Therefore a portion of the operating results were previously reported in the Rental Operations and a portion of the operating results were previously reported in the Interest and Other Income line of the combined statements of operations.  At October 31, 2011, there was $8,955,649 of assets related to the two ski areas included in assets of discontinued operations on the Companies’ combined balance sheet and there were no liabilities.  At January 31, 2012, there were no remaining assets or liabilities related to the Jack Frost Mountain and Big Boulder ski areas.

   The combined assets and liabilities as of October 31, 2011 are summarized as follows:

BALANCE SHEET	10/31/11

ASSETS
Land improvements, buildings & equipment, net	$268,288
Land held for investment, principally unimproved	37,706
Long-lived assets held for sale	1,780,155
Net investment in direct financing leases	7,788,195
Prepaid expenses and other assets	895,878
Total assets of discontinued operations	$10,770,222

LIABILITIES
Debt	$1,010,384
Total liabilities of discontinued operations	$1,010,384

   Operating results, including interest expense incurred, of the discontinued operations in three months ending January 31, 2012 and 2011 are as follows:

STATEMENT OF OPERATIONS	1/31/12	1/31/11
Revenues:
Applebee’s	$0	$29,000
Jack in the Box	10,971	33,246
Jack Frost Mountain Ski Area	5,097	40,007
Big Boulder Ski Area	5,097	21,501
Total Revenue	21,165	123,754

Expenses (excluding interest):
Applebee’s	0	2,179
Jack in the Box	136	12,511
Jack Frost Mountain Ski Area	0	2,684
Big Boulder Ski Area	303	2,842
Total Expenses	439	20,216

Interest and other income (interest income related to ski area net investment in direct financing lease):
Applebee’s	0	0
Jack in the Box	0	0
Jack Frost Mountain Ski Area	0	31,668
Big Boulder Ski Area	0	48,749
Total Interest and Other Income	0	80,417

Interest expense(calculated on debt related to the property):
Applebee’s	0	11,725
Jack in the Box	7,386	17,704
Jack Frost Mountain Ski Area	0	0
Big Boulder Ski Area	0	0
Total Interest	7,386	29,429

Gain (Loss) on Disposal:
Applebee’s	0	0
Jack in the Box	9,402	0
Jack Frost Mountain Ski Area	(4,803)	0
Big Boulder Ski Area	(4,517)	0
Total Gain (Loss) on Disposal	82	0
Income from discontinued operations before income taxes	$13,422	$154,526

4. Restatement

     In the fourth quarter of Fiscal 2012 Management determined to restate the financial statements for the fiscal years ended October 31, 2011, 2010 & 2009, the three months ended January 31, 2012 and 2011, the six months ended April 30, 2012 and 2011 and the nine months ended July 2012 and 2011.  The restatement is to reclassify the financial results from certain properties sold or held for sale by the Companies in 2011 or 2012 which should have been, but were not, reported in discontinued operations for the periods prior to the respective dates of their disposition.  The properties include:

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

   The restatement did not impact the Companies’ total net loss for the relevant periods.  The following are the previously reported and restated balances on the combined balance sheet as of October 2011 and the combined statement of operations for the three months ended January 31, 2012 and 2011:

COMBINED BALANCE SHEET

	October 31, 2011
ASSETS	As Previously Reported	Reclassified	As Restated

Land improvements, buildings and equipment, net	$22,881,409	($268,288)	$22,613,121
Land held for investment, principally unimproved	6,943,374	(37,706)	6,905,668
Long-lived assets held for sale	4,721,303	(1,780,155)	2,941,148
Net investment in direct financing leases	7,788,195	(7,788,195)	0
Prepaid expenses and other assets	1,379,312	(895,878)	483,434
Assets of discontinued operations	0	10,770,222	10,770,222

LIABILITIES:
Debt	28,123,504	(1,010,384)	$27,113,120
Liabilities of discontinued operations	0	1,010,384	1,010,384

COMBINED STATEMENTS OF OPERATIONS

	For the three months ended January 31, 2012
	As Previously Reported	Reclassified	As Restated
Revenues:
Land resource management revenue	$11,864,004	($10,911,419)	$952,585
Rental income revenue	475,137	(21,165)	453,972
Total revenues	12,546,184	(10,932,584)	1,613,600

Costs and expenses:
Land resource management costs	11,923,486	(10,911,337)	1,012,149
Rental income costs	247,141	(439)	246,702
Total costs and expenses	12,980,674	(10,911,776)	2,068,898
Loss (profit) from continuing operations	(434,490)	(20,808)	(455,298)

Other income and (expense):
Interest expense	(331,677)	7,386	(324,291)
Total other income and expense	(328,939)	7,386	(321,553)

(Loss) from continuing operations before income taxes	(763,429)	(13,422)	(776,851)

Credit for income taxes on continuing operations	(260,000)	(5,000)	(265,000)

Net loss before discontinued operations	(503,429)	(8,422)	(511,851)

Discontinued operations	0	13,422	13,422

Provision (credit) for income taxes on discontinued operations:
Deferred income taxes on discontinued operations	0	5,000	5,000

Net income from discontinued operations	0	8,422	8,422

COMBINED STATEMENTS OF OPERATIONS

	For the three months ended January 31, 2011
	As Previously Reported	Reclassified	As Restated
Revenues:
Rental income revenue	$575,195	($123,754)	$451,441
Total revenues	1,467,664	(123,754)	1,343,910

Costs and expenses:
Rental income costs	261,230	(20,216)	241,014
Total costs and expenses	1,868,899	(20,216)	1,848,683
(Loss) profit from continuing operations	(401,235)	(103,538)	(504,773)

Other income and (expense):
Interest and other income	89,862	(80,417)	9,445
Interest expense	(387,279)	29,429	(357,850)
Total other income and expense	(297,417)	(50,988)	(348,405)

(Loss) from continuing operations before income taxes	(698,652)	(154,526)	(853,178)

Credit for income taxes on continuing operations	(238,000)	(52,000)	(290,000)

Net loss before discontinued operations	(460,652)	(102,526)	(563,178)

Discontinued operations	0	154,526	154,526

Provision for income taxes on discontinued operations:	0	52,000	52,000

Net income from discontinued operations	$0	$102,526	$102,526

5. Segment Reporting

The Companies currently operate in two business segments, which consist of Real Estate Management/Rental Operations and Land Resource Management.

For the three months ended January 31, 2012 we had two property sales totaling revenue of $10,911,419 which was 87% of total revenue, one sale for $9,000,000 to JFBB Ski Areas, Inc. and one sale for $1,911,419 to Phyllis Enfield Trust.

6. Income Taxes

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

7.  Stock Based Compensation

During the three months ended January 31, 2012 and January 31, 2011 no stock options were issued or exercised.

Option activity during the three month period ended January 31, 2012 is as follows:

	Shares	WeightedAverage Exercise Price	AggregateIntrinsicValue	WeightedAverageRemainingUseful Life(in years)
Outstanding at October 31, 2011	14,000	$39.00	$546,000	0.42
Granted	0	0	0
Exercised	0	0	0
Expired	0	0	0	0
Outstanding at January 31, 2012	14,000	$39.00	$546,000	0.17

Options exercisable at January 31, 2012	14,000	$39.00

Option exercise price range	$39.00

All options are vested, therefore the Companies do not expect to recognize any compensation expense related to non-vested awards during Fiscal 2012.

The Companies’ policy regarding the exercise of options requires that optionees utilize an independent broker to manage the transaction, whereby, following the option exercise the broker sells the exercised shares on the open market.

8.  Land and Land Development Costs

Land and improvements in progress held for development consist of the following:

	01/31/2012	10/31/2011
Land unimproved designated for development	$10,901,809	$10,901,859
Residential development	5,084,262	5,084,262
Infrastructure development	4,662,130	4,656,666
	$20,648,201	$20,642,787

The increase in infrastructure development was related to the Big Boulder wastewater facility and Lakeshore development projects.

9.  Land

	01/31/2012	10/31/2011
Land held for investment
Land – Unimproved	$2,302,492	$2,302,492
Land – Commercial rental properties	4,603,176	4,603,176
	$6,905,668	$6,905,668

10.  Pension Benefits

Components of Net Periodic Pension Cost:

	Three Months Ended
	01/31/12	01/31/11

Service Cost	$12,276	$14,000
Interest Cost	96,235	98,000
Expected return on plan assets	(102,812)	(95,500)

	Three Months Ended
	01/31/12	01/31/11
Net amortization and deferral:
Amortization of accumulated loss	83,568	50,250
Net amortization and deferral	83,568	50,250
Total net periodic pension cost	$89,267	$66,750

The Companies expect to contribute $545,687 to their pension plan in Fiscal 2012.  As of January 31, 2012, the Companies made contributions totaling $178,400 and anticipate contributing an additional $367,287 to fund their pension plan in Fiscal 2012.

11.  Investment in Direct Financing Leases (Included in assets of discontinued operations at October 31, 2011)

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

On December 15, 2011, the Jack Frost and Big Boulder ski areas were sold to the previous third party lessee, therefore the operating activity for the three months ended January 31, 2012 and 2011 is being reported as discontinued operations.  The transaction resulted in a loss of approximately $502,000 primarily related to the reversal of the accrued rent receivable based on the straight line amortization of the lease.  The valuation allowance was recorded as impairment at October 31, 2011.  The interest income which resulted from the direct financing lease is reported as a portion of discontinued operations.

12.  Per Share Data

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

     Weighted average basic shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, and basic loss per weighted average combined share for the three months ended January 31, 2012 and January 31, 2011 are as follows:

	Three Months Ended
	01/31/12	01/31/11
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424

Basic loss per weighted average combined share is computed as follows:
Net loss before discontinued operations	($511,851)	($563,178)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.21)	($0.23)

Net income from discontinued operations	$8,422	$102,526

Weighted average combined shares of common stock outstanding	2,450,424	2,450,424
Basic earnings per weighted average combined share	$0.00	$0.04

Net loss	($503,429)	($460,652)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.21)	($0.19)

13.  Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the three months ended January 31, 2012 and 2011:

	2012	2011
Cash paid during the period for:
Interest	$345,774	$443,121
Income taxes	$2,400	$3,282

Non cash operating activities:
Reclassification of assets from long-lived assets held for sale to land improvements, buildings and equipment, net	$191,537	$0

14. Business Segment Information

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

     Information by business segment is as follows:

	Three months ended
	1/31/12	1/31/11
Revenues from continuing operations:
Real estate management/rental operations	$661,015	$672,608
Land resource management	952,585	671,302
Total revenues from continuing operations	$1,613,600	$1,343,910

Operating profit (loss) from continuing operations, excluding general and administrative expenses:
Real estate management/rental operations	$138,735	$175,802
Land resource management	(59,564)	(233,329)
Total operating profit, excluding general and administrative expenses	$79,171	($57,527)

General and administrative expenses:
Real estate management/rental operations	$218,946	$223,840
Land resource management	315,523	223,406
Total general and administrative expenses	$534,469	$447,246

Interest and other income, net:
Real estate management/rental operations	$1,097	$4,680
Land resource management	1,641	4,765
Total interest and other income, net	$2,738	$9,445

Interest expense:
Real estate management/rental operations	$315,412	$344,255
Land resource management	8,879	13,595
Total Interest expense	$324,291	$357,850

Loss from continuing operations before income taxes	($776,851)	($853,178)

     Identifiable assets, net of accumulated depreciation at January 31, 2012 and October 31, 2011 and depreciation expense and capital expenditures for three months ended January 31, 2012 and the fiscal year ended October 31, 2011 by business segment are as follows:

January 31, 2012	Identifiable Assets	Depreciation and Amortization Expense	Capital Expenditures
Real estate management/rental operations	$27,473,759	$207,543	$2,544
Land resource management	26,007,918	86,826	0
Other corporate	167,755	23,973	41,774
Discontinued operations	0	0	0
Total Assets	$53,649,432	$318,342	$44,318

October 31, 2011	Identifiable Assets	Depreciation and Amortization Expense	Capital Expenditures
Real estate management/rental operations	$20,861,471	$632,556	$761
Land resource management	33,251,319	382,559	225,105
Other corporate	222,697	109,991	203,691
Discontinued operations	10,770,222	229,724	0
Total Assets	$65,105,709	$1,354,830	$429,557

During the three months ended January 31, 2011, no one customer represented more than 10% of total revenues.  During the three months ended January 31, 2012, the Companies had two material property sales, the revenue from which totaled $10,911,419: one sale for $9,000,000 to JFBB Ski Areas, Inc. and one sale for $1,911,419 to Phyllis Enfield Trust.

15. Subsequent Events

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

ª

Changes in market demand and/or economic conditions within the Companies’ local region and nationally, including changes in consumer confidence, volatility of mortgage interest rates and inflation;

ª

The status of the current and future real estate market in the Pocono Mountains;

ª

Borrowing costs, and the Companies’ ability to generate cash flow to pay interest and scheduled debt payments as well as the Companies’ ability to refinance such indebtedness;

ª

The Companies’ ability to continue to generate sufficient working capital to meet the Companies’ operating requirements;

ª

The Companies’ ability to obtain and maintain approvals from local, state and federal authorities on regulatory issues;

ª

The Companies’ ability to provide competitive pricing to sell homes;

ª

The Companies’ ability to achieve gross profit margins to meet operating expenses;

ª

Fluctuations in the price of building materials;

ª

The Companies’ ability to effectively manage the Companies’ business;

ª

The Companies’ ability to attract and retain qualified personnel in the Companies’ business;

ª

The Companies’ ability to negotiate leases for the future operations of our facilities;

ª

The Companies’ relations with the Companies’ controlling shareholder, including its continuing willingness to provide financing and other resources;

ª

Actions by the Companies’ competitors;

ª

Effects of changes in accounting policies, standards, guidelines or principles; and

ª

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

We sponsor a defined benefit pension plan as detailed in footnote 10 to the accompanying unaudited combined financial statements.  The accounting for pension costs is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover and mortality and retirement ages.  Changes in these key assumptions can have a significant effect on the pension plan’s impact on the Companies’ financial statements.  We engage the services of an independent actuary and investment consultant to assist them in determining these assumptions and in calculating pension income.  The pension plan is currently underfunded and, accordingly, the Companies have made contributions to the fund of $637,600 in Fiscal 2011.  The Companies expect to contribute $545,687 to the pension plan in Fiscal 2012.  Future benefit accruals under the pension plan ceased as of August 31, 2010.  The Companies also have a 401(k) pension plan that is available to all full time employees.  Effective August 1, 2010, the Companies match 50% of employee salary deferral contributions up to 3% of their pay for each payroll period.

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

Revenues

Combined revenue of $1,613,600 for the three months ended January 31, 2012 represents an increase of $269,690 compared to the three months ended January 31, 2011.  Real Estate Management Operations / Rental Operations revenue decreased $11,593 or 2% for the three months ended January 31, 2012, compared to the three months ended January 31, 2011. Land Resource Management revenue increased $281,283, or 42% for the three months ended January 31, 2012 compared to the three months ended January 31, 2011.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations revenue was $661,015 for the three months ended January 31, 2012, compared to $672,608 for the three months ended January 31, 2011, which resulted in a decrease of $11,593, or 2%.   Trust service fees, which are fees for water, sewer and road maintenance, for the three months ended January 31, 2012, decreased to $154,042 as compared to $171,226 for the three months ended January 31, 2011, a decrease of $17,184, or 10%. This was related to an adjustment to sewer hookup fees. This decrease was offset by an increase of $3,083 or 8% relating to land hunting leases.

Rental revenue for the three months ended January 31, 2012 increased to $453,972 as compared to $451,441 for the three months ended January 31, 2011, an increase of $2,531, or 1%.

Land Resource Management

For the three months ended January 31, 2012, Land Resource Management revenues increased to $952,585 compared to $671,302 for the three months ended January 31, 2011, an increase of $281,283, or 42%. Land sales do not occur on a regular basis.  In addition there were three duplex townhouse sales in Laurelwoods II community totaling $667,000 for the three months ended January 31, 2012, as compared to one condominium sale in Boulder Lake Village for $299,000 and one duplex townhouse in Laurelwoods II community for $285,000 for the three months ended January 31, 2011, an increase of $83,000, or 14%.  For the three months ended January 31, 2012, timbering revenue was $273,875 as compared to $77,900 for the three months ended January 31, 2011, in increase of $195,975 or greater than 100%.  The Jack Frost National Golf Course’s revenue for the three months ended January 31, 2012 increased to $8,967 as compared to $5,613 for the three months ended January 31, 2011, an increase of $3,354, or 60%, which was primarily due to favorable weather conditions in November 2011.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the three months ended January 31, 2012 increased to $522,280 compared to $496,806 for the three months ended January 31, 2011, an increase of $25,474, or 5%.  This increase was due to an increase in repairs and maintenance and supplies and services costs relating to the trust services provided to our resort communities.

Land Resource Management

Operating costs associated with Land Resource Management for the three months ended January 31, 2012 increased to $1,012,149 compared to $904,631 for the three months ended January 31, 2011, an increase of $107,518, or 12%.  An increase in cost of goods sold related to real estate development, which was $440,963 for the three months ended January 31, 2012 as compared to $275,615 for the three months ended January 31, 2011, an increase of $165,348 or 60%. This increase was the result of three duplex townhouse sales in the

Laurelwoods II community for the three months ended January 31, 2012 as compared to one duplex townhouse sale in the Laurelwoods II community and one Boulder Lake Village condominium sale during the three months ended January 31, 2011.  Conversely, the real estate development operating expenses for the three months ended January 31, 2012 decreased to $278,004 as compared to $329,090 for the three months ended January 31, 2011, a decrease of $51,086 or 16%.  This decrease was primarily due to reductions in interest expense ($24,061), construction management fees ($13,497) and association fees ($11,927).  The Jack Frost National Golf Course expenses decreased by $46,201 for the three months ended January 31, 2012 as compared to the three months ended January 31, 2011 primarily due to decreased depreciation expense ($13,007), equipment rental expense ($11,992), utilities ($6,489), salaries, taxes & benefits ($6,111) and course repairs and maintenance ($5,630).  There was one timbering contract for both the three months ended January 31, 2012 and 2011.   Consulting fees relating to these timber contracts were $25,788 for the three months ended January 31, 2012 compared to $7,790 for the three months ended January 31, 2011, an increase of $17,998, which is  correlated to the increase in timber revenue.

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

Interest and other income decreased to $2,738 for the three months ended January 31, 2012 compared to $9,445 for the three months ended January 31, 2011, a decrease of $6,707, or 71%.  This was primarily due to miscellaneous administration revenue received in the first quarter of 2011 for onetime services rendered. Interest expense for the three months ended January 31, 2012 decreased to $324,291 compared to $357,850 for the three months ended January 31, 2011, a decrease of $33,559, or 9%.  Interest expense on our $4,600,000 term note with M&T Bank (the “Bank”) was $14,982 for the three months ended January 31, 2012 as compared to $35,642 for the three months ended January 31, 2011 for a decrease of $20,660 or 58%.  This note was paid in full on December 15, 2011.  The interest expense on our $3,100,000 available line of credit with the Bank was $9,501 for the three months ended January 31, 2012 as compared to $29,000 for the three months ended January 31, 2011 for a decrease of $19,499 or 67%.  The Companies also have a $9,000,000 line of credit with the Bank to fund real estate development which resulted in interest expense related to the completed and unsold units at Boulder Lake Village and Woodsbluff duplexes increasing to $61,638 for the three months ended January 31, 2012 as compared to $47,775 for the three months ended January 31, 2011, an increase of $13,863 or 29%.

Discontinued Operations

Due to management’s decision to sell the two ski areas and two commercial properties, the results of operations for these four properties for the three months ended January 31, 2012 and the three months ended January 31, 2011 are being reported as discontinued operations. Future cash flows and operating results for the two ski areas and two commercial properties will no longer be reported in the Real Estate Management / Rental segment. Both the loss resulting from the sale of the two ski areas (reported as a valuation allowance on October 31, 2011) and the gain resulting from the sale of the Applebee’s are no longer reported in the Land Resource Management segment.

   The net income after taxes from the discontinued operations for the Applebee’s for the three months ended January 31, 2012 was $0 as compared to $10,096 for the three months ended January 31, 2011.  The decrease of $10,096 relates to the Applebee’s being sold on September 30, 2011.

   The net income after taxes from discontinued operations for the Jack in the Box was $8,051 for the three months ended January 31, 2012 versus $2,031 for the three months ended January 31, 2011.  The increase of $6,020 is primarily due to reduced depreciation expense as the asset was reclassified to “Long-lived assets held for sale” in October 2011 and subsequently sold November 30, 2011.

   The net income after taxes from discontinued operations for the Jack Frost Mountain and Big Boulder ski areas was $371 for the three months ended January 31, 2012 compared to $90,399 for the three months ended January 31, 2011.  The decrease of $90,028 is primarily due to interest income of $0 for the three months ended January 31, 2012 as compared to $80,417 received for the three months ended January 31, 2011.  The sale transaction on December 15, 2011 resulted in a loss; therefore an allowance was reported on October 31, 2011.

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

The following table sets forth the Companies’ significant contractual cash obligations for the items indicated as of January 31, 2012:

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lines of Credit	$3,042,339	$3,042,339	$0	$0	$0
Long-Term Debt-Investment Properties	14,816,897	342,228	7,408,971	542,404	6,523,294
Capital Leases	142,455	45,030	97,425	0	0
Debt Sub-total	$18,001,691	$3,429,597	$7,506,396	$542,404	$6,523,294
Fixed Rate Interest	7,585,211	934,739	2,165,333	940,056	3,545,083
Variable Rate Interest (1)	1,187,569	169,653	508,958	339,305	169,653
Interest Sub-total	$8,772,780	$1,104,392	$2,674,291	$1,279,361	$3,714,736
Pension Contribution Obligations (2)	367,287	367,287	0	0	0
Total Contractual Cash Obligations	$27,141,758	$4,901,276	$10,180,687	$1,821,765	$10,238,030

(1)

The variable rate interest is calculated based on the outstanding balances and the interest rate in effect as of January 31, 2012.

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

Item 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded in our Original Report on Form 10-Q for the period ended January 31, 2012, that, as of January 31, 2012, our disclosure controls and procedures were effective.  Subsequent to the evaluation made in connection with the original filing and in connection with the restatement and reflected in the filing of this Form 10-Q/A, our management, including our Chief Executive Office and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weakness in the internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of January 31, 2012.

The control deficiency related to the financial results from certain properties sold or held for sale by the Companies in 2011 which should have been, but were not, reported in discontinued operations for periods prior to the respective dates of their disposition.  Management previously determined that treating the properties as discontinued operations would not have had a material effect on the Companies’ statement of operations for the fiscal year ended October 31, 2011, and further analysis led management to the same conclusion with respect to the fiscal year ended October 31, 2010.  However, further analysis of some of the other periods covered by the statements of operations included in the periodic reports referenced above, particularly the statement of operations for the fiscal year ended October 31, 2009, led management to conclude that restatement would be appropriate.  Accordingly, the Companies have restated the financial statements for all relevant periods in the periodic reports referenced above to include the properties in discontinued operations.  The restatement did not affect the Companies’ net income (loss) for the relevant periods.  The properties include:

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

(b)  Change in Internal Control over Financial Reporting.

In connection with the identification of the errors related to our financial statements described above and in Note 4 to our restated combined financial statements, we have identified the following deficiency that constituted a material weakness in our internal control over financial reporting for the periods described above:

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

   As previously disclosed, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(e) of the Exchange Act that occurred during the quarter ended January 31, 2012 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.  As described above, we have taken steps subsequently to the period covered by this Second Amendment to remedy the material weakness in our internal control over financial reporting.

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

31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification
101.INS**	XBRL Instance Document
101.SCH**	- 26 - XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   November 29, 2012

/s/ Bruce Beaty

                                                                                                Bruce Beaty

                                                                                                Chief Executive Officer and President

Dated:  November 29, 2012

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