Form 10-Q/A
period 2012-04-30
BLUE RIDGE REAL ESTATE CO
filed 2012-11-29
CIK 12779

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

EXPLANATORY NOTE

Blue Ridge Real Estate Company (“Blue Ridge”) and Big Boulder Corporation (“Big Boulder” and together with Blue Ridge, the “Companies” or the “Registrants”) are filing this Amendment No. 1 on Form 10-Q/A (the “First Amendment”) to amend and restate the Form 10-Q of the Companies for the period ended April 30, 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2012 (the “Original Filing”).   This First Amendment is being filed to restate the Companies’ combined financial statements included in the Original Filing and related disclosures (Management’s Discussion and Analysis of Financial Condition and Results of Operations) as of April 30, 2012 and October 31, 2011 and for the three and six months ended April 30, 2012 and 2011 as discussed in Note 4 to the combined financial statements included in this First Amendment and to restate Controls and Procedures included in Item 4.

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

Although this First Amendment supersedes the Original Filing in its entirety, this First Amendment only amends and restates Items 1 and 4 of Part I as a result of and to reflect the restatements and the treatment of the four properties as discontinued operations, and no other information in the Original Filing and First Amendment is amended hereby.  While the foregoing items have been updated, this amended report does not reflect any other events occurring after the Original Filing.  In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this First Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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

18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

25

Item 4.  Controls and Procedures

25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

27

Item 1A.  Risk Factors

27

Item 4.  Mine Safety Disclosures

27

Item 6.  Exhibits

27

ii

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED BALANCE SHEETS
	(UNAUDITED)	As Restated
ASSETS	04/30/12	10/31/11 (1)
Land and land development costs (3,392 and 3,394 acres per land ledger, respectively)	$20,604,702	$20,642,787
Land improvements, buildings and equipment, net	22,190,227	22,613,121
Land held for investment, principally unimproved (10,406 and 10,719 acres per land ledger, respectively)	6,890,282	6,905,668
Long-lived assets held for sale	1,355,750	2,941,148
Cash and cash equivalents	261,231	377,158
Cash held in escrow	311,601	211,881
Prepaid expenses and other assets	232,143	483,434
Accounts receivable and mortgages receivable	494,034	160,290
Assets of discontinued operations	0	10,770,222
Total Assets	$52,339,970	$65,105,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$17,305,826	$27,113,120
Accounts payable	141,439	437,783
Accrued liabilities	291,785	415,935
Deferred income	878,100	733,734
Amounts due to related parties	0	24,792
Accumulated deferred income taxes	1,785,708	2,303,708
Accrued pension expense	3,190,023	3,312,316
Liabilities of discontinued operations	0	1,010,384
Total liabilities	23,592,881	35,351,772

COMBINED SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442 shares	819,731	819,731
Capital in excess of stated value	19,829,475	19,829,475
Earnings retained in the business	12,455,611	13,462,459
Accumulated other comprehensive loss	(2,272,321)	(2,272,321)
Shareholders’ equity before capital stock in treasury	30,832,496	31,839,344
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	28,747,089	29,753,937
Total liabilities and shareholders’ equity	$52,339,970	$65,105,709

(1)

The Combined Balance Sheet as of October 31, 2011 has been restated to correct for the presentation of discontinued operations.  The correction has no impact on total assets.  See Notes 3 and 4.

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 and 2011	As Restated (2)		As Restated (2)
(UNAUDITED)	Three Months Ended		Six Months Ended
	04/30/12	04/30/11	04/30/12	04/30/11
Revenues:
Real estate management revenue	$247,491	$235,695	$454,534	$456,862
Land resource management revenue	1,037,506	187,979	1,990,091	859,281
Rental income revenue	450,121	461,090	904,093	912,531
Total revenues	1,735,118	884,764	3,348,718	2,228,674
Costs and expenses:
Real estate management costs	233,736	249,538	509,314	505,330
Land resource management costs	1,306,234	495,265	2,318,383	1,399,896
Rental income costs	239,316	241,766	486,018	482,780
General and administrative expense	434,619	448,533	969,088	895,779
Total costs and expenses	2,213,905	1,435,102	4,282,803	3,283,785
Operating loss from continuing operations	(478,787)	(550,338)	(934,085)	(1,055,111)

Other income and expense:
Interest and other income	203	661	2,941	10,106
Interest expense (net of capitalized interest for the three and six months ended April 30, 2012 and 2011 of $0, $52,721, $0 and $111,014, respectively.)	(274,919)	(349,957)	(599,210)	(707,807)
Total other income and expense	(274,716)	(349,296)	(596,269)	(697,701)

Loss from operations before income taxes	(753,503)	(899,634)	(1,530,354)	(1,752,812)

Credit for income taxes	(255,000)	(305,000)	(520,000)	(595,000)

Net loss before discontinued operations	(498,503)	(594,634)	(1,010,354)	(1,157,812)

Discontinued operations (including $82 gain on disposals in 2012)	(7,916)	160,071	5,506	314,597

(Credit) provision for income taxes on discontinued operations	(3,000)	54,000	2,000	106,000

Net (loss) income from discontinued operations	(4,916)	106,071	3,506	208,597

Net loss	($503,419)	($488,563)	($1,006,848)	($949,215)

Earnings (loss) per combined share:
Net loss before discontinued operations	($0.20)	($0.24)	($0.41)	($0.47)
Income from discontinued operations, net of tax	0.00	0.04	0.00	0.08
Total basic loss per weighted average combined share	($0.20)	($0.20)	($0.41)	($0.39)

(2)

The Combined Statements of Operations for three and six months ended April 30, 2012 and 2011 have been restated to correct for the presentation of discontinued operations.  The correction had no impact on the net loss.  See Notes 3 and 4.

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITYFOR THE SIX MONTHS ENDED APRIL 30, 2012(UNAUDITED)
	Capital Stock (1)		Capital inExcess of	EarningsRetained in	AccumulatedOtherComprehensive	CapitalStock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (2)	Total
Balance, October 31, 2011	2,732,442	$819,731	$19,829,475	$13,462,459	($2,272,321)	($2,085,407)	$29,753,937

Comprehensive loss:
Net loss				($1,006,848)			(1,006,848)

Balance, April 30, 2012	2,732,442	$819,731	$19,829,475	$12,455,611	($2,272,321)	($2,085,407)	$28,747,089

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

The Companies report the results of discontinued operations as a separate component of income on the combined statements of operations under the caption Discontinued operations.  This reporting resulted in certain reclassifications of the 2011 and 2012 financial statement amounts.

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

3.  Discontinued operations

   On September 30, 2011, the Applebee’s located in Fort Collins, Colorado was sold and as a result the operating activity for the three and six months ending April 30, 2012 and 2011 is being reported as a discontinued operation.  The operating results of Applebee’s were previously reported in the Rental Operations of the combined statements of operations.  At April 30, 2012 there were no remaining assets or liabilities related to Applebee’s.

   On November 30, 2011, the Jack in the Box located in Wallisville, Texas was sold and as a result the operating activity for the three and six months ending April 30, 2012 and 2011 is being reported as a discontinued operation.  The operating results of Jack in the Box were previously reported in the Rental Operations of the combined statements of operations.  At April 30, 2012 there were no remaining assets or liabilities related to Jack in the Box.  At October 31, 2011, there was $1,814,573 of assets related to Jack in the Box included in assets of discontinued operation and $1,010,384 of debt included in liabilities of discontinued operations on the Companies’ combined balance sheet.  At April 30, 2012 there were no remaining assets or liabilities related to Jack in the Box.

   On December 15, 2011, the Jack Frost Mountain and Big Boulder ski areas were sold and as a result the operating activity for the three and six months ending April 30, 2012 and 2011 is being reported as a discontinued operation.  The ski areas had been leased to an operator and a portion of the leased premises had been capitalized as net investment in direct financing leases. Therefore a portion of the operating results were previously reported in the Rental Operations and a portion of the operating results were previously reported in the Interest and Other Income line of the combined statements of operations.  At April 30, 2012 there were no remaining assets or liabilities related to the Jack Frost Mountain and Big Boulder ski areas.  At October 31, 2011, there was $8,955,649 of assets related to the two ski areas included in assets of discontinued operations on the Companies’ combined balance sheet and there were no liabilities.  At April 30, 2012 there were no remaining assets or liabilities related to the Jack Frost Mountain and Big Boulder ski areas.

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

   Operating results, including interest expense incurred, of the discontinued operations in three and six months ending April 30, 2012 and 2011 are as follows:

	Three months ended		Six months ended
	4/30/12	4/30/11	4/30/12	4/30/11
Revenues:
Applebee’s	$0	$29,000	$0	$58,000
Jack in the Box	0	33,246	10,971	66,492
Jack Frost Mountain Ski Area	0	43,124	5,097	83,131
Big Boulder Ski Area	0	24,616	5,097	46,117
Total Revenue	0	129,986	21,165	253,740

Expenses (excluding interest):
Applebee’s	0	1,548	0	3,727
Jack in the Box	0	11,894	136	24,405
Jack Frost Mountain Ski Area	7,730	7,595	7,730	10,279
Big Boulder Ski Area	186	324	489	3,166
Total Expenses	7,916	21,361	8,355	41,577

Interest and other income (interest income related to ski area net investment in direct financing lease):
Applebee’s	0	0	0	0
Jack in the Box	0	0	0	0
Jack Frost Mountain Ski Area	0	31,668	0	63,336
Big Boulder Ski Area	0	48,750	0	97,499
Total Interest and Other Income	0	80,418	0	160,835

Interest expense(calculated on debt related to the property):
Applebee’s	0	11,725	0	23,450
Jack in the Box	0	17,247	7,386	34,951
Jack Frost Mountain Ski Area	0	0	0	0
Big Boulder Ski Area	0	0	0	0
Total Interest	0	28,972	7,386	58,401

Gain (Loss) on Disposal:
Applebee’s	0	0	0	0
Jack in the Box	0	0	9,402	0
Jack Frost Mountain Ski Area	0	0	(4,803)	0
Big Boulder Ski Area	0	0	(4,517)	0
Total Gain (loss) on Disposal	0	0	82	0

Income (loss) from discontinued operations before income taxes	($7,916)	$160,071	$5,506	$314,597

4. Restatement

In the fourth quarter of Fiscal 2012 Management determined to restate the financial statements for the fiscal year ended October 31, 2011, 2010 & 2009, the three months ended January 31, 2012 and 2011, the six months ended April 30, 2012 and 2011 and the nine months ended July 2012 and 2011.  The restatement is to reclassify the financial results from certain properties sold or held for sale by the Companies in 2011 or 2012 which should have been, but were not, reported in discontinued operations for the periods prior to the respective dates of their disposition.  The properties include:

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

The restatement did not impact the Companies’ total net loss for the relevant periods.  The following are the previously reported and restated balances on the combined balance sheet as of October 2011 and the combined statements of operations for the six months ended April 30, 2012 & 2011:

COMBINED BALANCE SHEET

	October 31, 2011
ASSETS	As Previously Reported	Reclassified	As Restated

Land improvements, buildings and equipment, net	$22,881,409	($268,288)	$22,613,121
Land held for investment, principally unimproved	6,943,374	(37,706)	6,905,668
Long-lived assets held for sale	4,721,303	(1,780,155)	2,941,148
Net investment in direct financing leases	7,788,195	(7,788,195)	0
Prepaid expenses and other assets	1,379,312	(895,878)	483,434
Assets of discontinued operations	0	10,770,222	10,770,222

LIABILITIES:
Debt	28,123,504	(1,010,384)	$27,113,120
Liabilities of discontinued operations	0	1,010,384	1,010,384

COMBINED STATEMENTS OF OPERATIONS

	For the three months ended April 30, 2012
	As Previously Reported	Reclassified	As Restated
Costs and expenses:
Rental income costs	$247,232	($7,916)	$239,316
Total costs and expenses	2,221,821	(7,916)	2,213,905
(Loss) profit from continuing operations	(486,703)	7,916	(478,787)

(Loss) from continuing operations before income taxes	(761,419)	7,916	(753,503)

Credit for income taxes on continuing operations	(258,000)	3,000	(255,000)

Net loss before discontinued operations	(503,419)	4,916	(498,503)

Discontinued operations		(7,916)	(7,916)

Credit for income taxes on discontinued operations		(3,000)	(3,000)

Net income from discontinued operations		(4,916)	(4,916)

COMBINED STATEMENTS OF OPERATIONS

	For the three months ended April 30, 2011
	As Previously Reported	Reclassified	As Restated
Revenues:
Rental income revenue	$591,076	($129,986)	$461,090
Total revenues	1,014,750	(129,986)	884,764

Costs and expenses:
Rental income costs	263,127	(21,361)	241,766
Total costs and expenses	1,456,463	(21,361)	1,435,102
Loss from continuing operations	(441,713)	(108,625)	(550,338)

Other income and (expense):
Interest and other income	81,079	(80,418)	661
Interest expense	(378,929)	28,972	(349,957)
Total other income and expense	(297,850)	(51,446)	(349,296)

(Loss) from continuing operations before income taxes	(739,563)	(160,071)	(899,634)

Credit for income taxes on continuing operations	(251,000)	(54,000)	(305,000)

Net loss before discontinued operations	(488,563)	(106,071)	(594,634)

Discontinued operations		160,071	160,071

Provision for income taxes on discontinued operations:		54,000	54,000

Net income from discontinued operations		106,071	106,071

COMBINED STATEMENTS OF OPERATIONS

	For the six months ended April 30, 2012
	As Previously Reported	Reclassified	As Restated
Revenues:
Land resource management revenue	$12,901,510	($10,911,419)	$1,990,091
Rental income revenue	925,258	(21,165)	904,093
Total revenues	14,281,302	(10,932,584)	3,348,718

Costs and expenses:
Land resource management costs	13,229,720	(10,911,337)	2,318,383
Rental income costs	494,373	(8,355)	486,018
Total costs and expenses	15,202,495	(10,919,692)	4,282,803
(Loss) profit from continuing operations	(921,193)	(12,892)	(934,085)

Other income and (expense):
Interest expense	(606,596)	7,386	(599,210)
Total other income and expense	(603,655)	7,386	(596,269)

(Loss) from continuing operations before income taxes	(1,524,848)	(5,506)	(1,530,354)

Credit for income taxes on continuing operations	(518,000)	(2,000)	(520,000)

Net loss before discontinued operations	(1,006,848)	(3,506)	(1,010,354)

Discontinued operations	0	5,506	5,506

Provision for income taxes on discontinued operations	0	2,000	2,000

Net income from discontinued operations	0	3,506	3,506

COMBINED STATEMENTS OF OPERATIONS

	For the six months ended April 30, 2011
	As Previously Reported	Reclassified	As Restated
Revenues:
Rental income revenue	$1,166,271	($253,740)	$912,531
Total revenues	2,482,414	(253,740)	2,228,674

Costs and expenses:
Rental income costs	524,357	(41,577)	482,780
Total costs and expenses	3,325,362	(41,577)	3,283,785
(Loss) profit from continuing operations	(842,948)	(212,163)	(1,055,111)

Other income and (expense):
Interest and other income	170,941	(160,835)	10,106
Interest expense	(766,208)	58,401	(707,807)
Total other income and expense	(595,267)	(102,434)	(697,701)

(Loss) from continuing operations before income taxes	(1,438,215)	(314,597)	(1,752,812)

Credit for income taxes on continuing operations	(489,000)	(106,000)	(595,000)

Net loss before discontinued operations	(949,215)	(208,597)	(1,157,812)

Discontinued operations	0	314,597	314,597

Provision for income taxes on discontinued operations:	0	106,000	106,000

Net income from discontinued operations	$0	$208,597	$208,597

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

6. Income Taxes

   The benefit for income taxes for the three and six months ended April 30, 2012 and 2011 is estimated using the estimated annual effective tax rate for the fiscal years ending October 31, 2012 and 2011.  The effective income tax rate for the first six months of the Companies’ fiscal year ending October 31, 2012 (such fiscal year “Fiscal 2012”) and Fiscal 2011 was estimated at 34%.

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

8.  Land and Land Development Costs

     Land and improvements in progress held for development consist of the following:

	04/30/2012	10/31/2011
Land unimproved designated for development	$10,857,336	$10,901,859
Residential development	5,084,262	5,084,262
Infrastructure development	4,663,104	4,656,666
	$20,604,702	$20,642,787

     The decrease in land unimproved designated for development was mainly related to the sale of a lot in Saylorsburg, Pennsylvania.

9.  Land

	04/30/2012	10/31/2011
Land held for investment
Land – Unimproved	$2,287,106	$2,302,492
Land – Commercial rental properties	4,603,176	4,603,176
	$6,890,282	$6,905,668

10.  Pension Benefits

     Components of Net Periodic Pension Cost:

	Three Months Ended		Six Months Ended
	04/30/12	04/30/11	04/30/12	04/30/11

Service Cost	$12,276	$14,000	$24,552	$28,000
Interest Cost	96,235	98,000	192,470	196,000
Expected return on plan assets	(102,812)	(95,500)	(205,624)	(191,000)

Net amortization and deferral:
Amortization of accumulated loss	83,568	50,250	167,136	100,500
Net amortization and deferral	83,568	50,250	167,136	100,500
Total net periodic pension cost	$89,267	$66,750	$178,534	$133,500

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

On December 15, 2011, the Jack Frost and Big Boulder ski areas were sold to the previous third party lessee, therefore the operating activity for the three months ended April 30, 2012 and 2011 is being reported as discontinued operations.  The transaction resulted in a loss of approximately $502,000 primarily related to the reversal of the accrued rent receivable based on the straight line amortization of the lease.  The valuation allowance was recorded as impairment at October 31, 2011.  The interest income which resulted in the direct financing lease is reported as a portion of the discontinued operations.

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

     Weighted average basic shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, and basic loss per weighted average combined share for the three and six months ended April 30, 2012 and April 30, 2011 are as follows:

	Three Months Ended		Six Months Ended
	04/30/12	04/30/11	04/30/12	04/30/11
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share is computed as follows:
Net loss from continuing operations	($498,503)	($594,634)	($1,010,354)	($1,157,812)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.20)	($0.24)	($0.41)	($0.47)

Net (loss) income from discontinued operations	($4,916)	$106,071	$3,506	$208,597
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic earnings per weighted average combined share	$0.00	$0.04	$0.00	$0.08

Net loss	($503,419)	($488,563)	($1,006,848)	($949,215)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.20)	($0.20)	($0.41)	($0.39)

13.  Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the six months ended April 30, 2012 and 2011:

	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$625,059	$876,429
Income taxes	$5,300	$19,684

Supplemental disclosures of non cash operating and investing activities:

Reclassification of assets from long-lived assets held for sale to land improvements, buildings and equipment, net	$388,526	$0

Reclassification of assets from land and land development costs to long-lived assets held for sale	$0	$171,930

Reclassification of land held for recreation to land held for investment, principally unimproved	$0	$37,706

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

     Information by business segment is as follows:

	Three months ended		Six months ended
	4/30/12	4/30/11	4/30/12	4/30/11
Revenues from continuing operations:
Real estate management/rental operations	$697,612	$696,785	$1,358,627	$1,369,393
Land resource management	1,037,506	187,979	1,990,091	859,281
Total revenues from operations	$1,735,118	$884,764	$3,348,718	$2,228,674

Operating profit (loss) from continuing operations, excluding general and administrative expenses:
Real estate management/rental operations	$224,560	$205,481	$363,295	$381,283
Land resource management	(268,728)	(307,286)	(328,292)	(540,615)
Total operating profit (loss), excluding general and administrative expenses	($44,168)	($101,805)	$35,003	($159,332)

General and administrative expenses:
Real estate management/rental operations	$174,741	$353,237	$393,174	$550,405
Land resource management	259,878	95,296	575,914	345,374
Total general and administrative expenses	$434,619	$448,533	$969,088	$895,779

Interest and other income, net:
Real estate management/rental operations	$58	$431	$1,144	$6,083
Land resource management	145	230	1,797	4,023
Total interest and other income, net	$203	$661	$2,941	$10,106

Interest expense:
Real estate management/rental operations	$273,045	$336,362	$588,457	$682,952
Land resource management	1,874	13,595	10,753	24,855
Total Interest expense	$274,919	$349,957	$599,210	$707,807

Loss from continuing operations before income taxes	($753,503)	($899,634)	($1,530,354)	($1,752,812)

     Identifiable assets, net of accumulated depreciation at April 30, 2012 and October 31, 2011 and depreciation expense and capital expenditures for six months ended April 31, 2012 and the fiscal year ended October 31, 2011 by business segment are as follows:

April 30, 2012	Identifiable Assets	Depreciation and Amortization Expense	Capital Expenditures
Real estate management/rental operations	$27,241,297	$410,179	$2,544
Land resource management	24,953,577	173,652	0
Other corporate	145,096	45,838	55,655
Discontinued operations	0	0	0
Total Assets	$52,339,970	$629,669	$58,199
October 31, 2011
Real estate management/rental operations	$20,861,471	$632,556	$761
Land resource management	33,251,319	382,559	225,105
Other corporate	222,697	109,991	203,691
Discontinued operations	10,770,222	229,724	0
Total Assets	$65,105,709	$1,354,830	$429,557

For the six months ended April 30, 2011, no one customer represented more than 10% of total revenues.  During the six months ended April 30, 2012, the Companies had two material property sales, the revenue from which totaled $10,911,419: one sale for $9,000,000 to JFBB Ski Areas, Inc. and one sale for $1,911,419 to Phyllis Enfield Trust.

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

Revenues

Combined revenue of $1,735,118 and $3,348,718 for the three and six months ended April 30, 2012 represents an increase of $850,354 and $1,120,044 respectively, compared to the three and six months ended April 30, 2011.  Real Estate Management Operations / Rental Operations revenue increased $827 and decreased $10,766, or (0%) and (1%), respectively, for the three and six months ended April 30, 2012, compared to the three and six months ended April 30, 2011. Land Resource Management revenue increased $849,527 and $1,130,810, or greater than 100% for the three and six months ended April 30, 2012 compared to the three and six months ended April 30, 2011, respectively.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations revenue was $1,358,627 for the six months ended April 30, 2012, compared to $1,369,393 for the six months ended April 30, 2011, which resulted in a decrease of $10,766, or (1%).  Rental revenue for the six months ended April 30, 2012 decreased to $904,093 as compared to $912,531 for the six months ended April 30, 2011, a decrease of $8,438, or (1%).  This decrease was primarily related to the leased investment property in Saylorsburg Pennsylvania that was vacant for three months in the six month period ending April 30, 2012.

Land Resource Management

For the six months ended April 30, 2012, Land Resource Management revenues increased to $1,990,091, compared to $859,281 for the six months ended April 30, 2011, an increase of $1,130,810, or greater than 100%.   There were four condominium sales in Boulder Lake Village community totaling $899,000 and three duplex townhouse sales in Laurelwoods II community totaling $667,000 for the six months ended April 30, 2012, as compared to one condominium sale in Boulder Lake Village for $299,000 and one duplex townhouse in Laurelwoods II community for $285,000 for the six months ended April 30, 2011, an increase of $982,000, or greater than 100%.  For the six months ended April 30, 2012, timbering revenue was $321,722 as compared to $77,900 for the three months ended April 30, 2011, an increase of $243,822 or greater than 100%.  The Jack Frost National Golf Course’s revenue for the six months ended April 30, 2012 increased to $61,618 as compared to $31,185 for the six months ended April 30, 2011, an increase of $30,433, or 98%, which was primarily due to favorable weather conditions in the spring of 2012 that allowed an early opening day.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the six months ended April 30, 2012 increased to $995,332 compared to $988,110 for the six months ended April 30, 2011, an increase of $7,222 or (1%). This increase was primarily due to increased repairs and maintenance costs associated with trust services in our resort communities.

Land Resource Management

Operating costs associated with Land Resource Management for the six months ended April 30, 2012 increased to $2,318,383 compared with $1,399,896 for the six months ended April 30, 2011, an increase of $918,847, or 66%.  The increase in cost of goods sold related to real estate development, which was $856,253 for the six months ended April 30, 2012 as compared to $283,042 for the six months ended April 30, 2011, an increase of $573,211 or greater than 100% and an increase in real estate development operating expenses, which was $849,810 for the six months ended April 30, 2012 as compared to $490,827 for the six months ended April 2011, an increase of $358,983 or 73%.  These increases were the result of three duplex townhouse sales in the Laurelwoods II community and four Boulder Lake Village condominium sales for the six months ended April 30, 2012 as compared to one duplex townhouse sale in the Laurelwoods II community and one Boulder Lake Village condominium sale during the six months ended April 30, 2011.  The Jack Frost National Golf Course expenses decreased by ($55,990) for the six months ended April 30, 2012 as compared to the six months ended April 30, 2011 primarily due to decreased depreciation expense ($26,015), equipment rental expense ($21,807) and course repairs and maintenance ($9,061).  There were two timbering contracts for the six months ended April 30, 2012 and one timbering contract for the six months ended April 30, 2011.  Consulting fees relating to these timber contracts were $30,572 for the six months ended April 30, 2012 compared to $7,790 for the six months ended April 30, 2011, an increase of $22,782 relating to the increase in timber revenue.

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

Other Income (Expense)

Interest and other income decreased to $2,941 for the six months ended April 30, 2012 compared to $10,106 for the six months ended April 30, 2011, a decrease of $7,165, or 71%. This was primarily due to miscellaneous revenue received for the six months ended April 30, 2011 for reimbursements from various leased properties related to storm damages.

Interest expense for the six months ended April 30, 2012 decreased to $599,210 compared to $707,807 for the six months ended April 30, 2011, a decrease of $108,597, or (15%). Interest expense on our $4,600,000 term note with M&T Bank (the “Bank”) was $14,982 for the six months ended April 30, 2012 as compared to $68,630 for the six months ended April 30, 2011 for a decrease of $53,648 or 78%.  This note was paid in full on December 15, 2011.  The interest expense on our $3,100,000 available line of credit with the Bank was $16,183 for the six months ended April 30, 2012 as compared to $59,431 for the six months ended April 30, 2011 for a decrease of $43,248, or 73%.  This decrease is due to the line of credit being paid down a net of $531,691 during six months ended April 30, 2012.  The Companies also have a $9,000,000 line of credit with the Bank to fund real estate development which resulted in interest expense related to the completed and unsold units at Boulder Lake Village and Woodsbluff duplexes increasing to $95,600 for the six months ended April 30, 2012 as compared to $93,708 for the six months ended April 30, 2011, an increase of $1,982 or 2%.

Discontinued Operations

    Due to management’s decision to sell the two ski areas and two commercial properties, the results of operations for these four properties for the six months ended April 30, 2012 and the six months ended April 30, 2011 are being reported as discontinued operations. Future cash flows and operating results for the two ski areas and two commercial properties will no longer be reported in the Real Estate Management / Rental segment. Both the loss resulting from the sale of the two ski areas and the gain resulting from the sale of the Jack in the Box are no longer reported in the Land Resource Management segment.

   The net income after taxes from the discontinued operations for the Applebee’s for the six months ended April 30, 2012 was $0 as compared to $20,823 for the six months ended April 30, 2011.  The decrease of $20,823 relates to The Applebee’s sale on September 30, 2011.

   The net income after taxes from discontinued operations for the Jack in the Box was $8,851 for the six months ended April 30, 2012 versus $5,136 for the six months ended April 30, 2011.  The increase of $3,715 is primarily due to the gain on disposal of $9,402 recognized in the six months ended April 30, 2012.  The Jack in the Box was sold November 30, 2011.

  The net loss after taxes from discontinued operations for the Jack Frost Mountain and Big Boulder ski areas was $5,345 for the six months ended April 30, 2012 compared to net income of $182,638 for the six months ended April 30, 2011.  The decrease of $187,983 is primarily due to interest income of $0 for the six months ended April 30, 2012 as compared to $160,835 received for the six months ended April 30, 2011. A loss on disposal of $9,320 was recognized on the ski areas for the six month period ended April 30, 2012 as the ski areas were sold on December 15, 2011. Additionally operating expenses for the six month period ended April 30, 2012 was $8,219 as compared to $13,445 for the six month period ended April 30, 2011 for a decrease of $5,226 primarily relating to insurance expense.

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

The following table sets forth the Companies’ significant contractual cash obligations for the items indicated as of April 30, 2012:

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lines of Credit	$2,442,881	$2,442,881	$0	$0	$0
Long-Term Debt-Investment Properties	14,732,848	348,761	7,382,179	551,814	6,450,094
Capital Leases	130,097	46,624	83,473	0	0
Debt Sub-total	$17,305,826	$2,838,266	$7,465,652	$551,814	$6,450,094
Fixed Rate Interest	7,350,247	927,803	2,058,823	930,646	3,432,975
Variable Rate Interest (1)	953,572	136,225	408,674	272,449	136,224
Interest Sub-total	$8,303,822	$1,064,028	$2,467,497	$1,203,095	$3,569,199
Pension Contribution Obligations (2)	244,858	244,858	0	0	0
Total Contractual Cash Obligations	$25,854,506	$4,147,152	$9,933,149	$1,754,909	$10,019,293

(1)

The variable rate interest is calculated based on the outstanding balances and the interest rate in effect as of April 30, 2012.

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

Item 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded in our Original Report on Form 10-Q for the period ended April 30, 2012, that, as of April 30, 2012, our disclosure controls and procedures were effective.  Subsequent to the evaluation made in connection with the original filing and in connection with the restatement and reflected in the filing of this Form 10-Q/A, our management, including our Chief Executive Office and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weakness in the internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of April 30, 2012.

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

   As previously disclosed, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(e) of the Exchange Act that occurred during the quarter ended April 30, 2012 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.  As described above, we have taken steps subsequently to the period covered by this First Amendment to remedy the material weakness in our internal control over financial reporting.

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

10.7	Employment Agreement effective January 1, 2012 between Blue Ridge Real Estate Company and Bruce Beaty (filed February 14, 2012 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.) 27
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

President and Chief Executive Officer

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