Form 10-Q/A
period 2012-07-31
BLUE RIDGE REAL ESTATE CO
filed 2012-11-30
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Table of Contents

  FORM 10-Q/A
  INDEX
  PART I – FINANCIAL INFORMATION
    COMBINED BALANCE SHEETS
    COMBINED STATEMENTS OF OPERATIONS
    COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
    COMBINED STATEMENTS OF CASH FLOWSFOR THE NINE MONTHS ENDED JULY 31, 2012 AND 2011(UNAUDITED)
  NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS
  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II - OTHER INFORMATION

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

EXPLANATORY NOTE

Blue Ridge Real Estate Company (“Blue Ridge”) and Big Boulder Corporation (“Big Boulder” and together with Blue Ridge, the “Companies” or the “Registrants”) are filing this Amendment No. 1 on Form 10-Q/A (the “First Amendment”) to amend and restate the Form 10-Q of the Companies for the period ended July 31, 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2012 (the “Original Filing”).   This First Amendment is being filed to restate the Companies’ combined financial statements included in the Original Filing and related disclosures (Management’s Discussion and Analysis of Financial Condition and Results of Operations) as of July 31, 2012 and October 31, 2011 and for the three and nine months ended July 31, 2012 and 2011 as discussed in Note 3 to the combined financial statements included in this First Amendment and to restate Controls and Procedures included in Item 4.

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

17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

20

Item 4.  Controls and Procedures

20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

25

Item 1A.  Risk Factors

25

Item 4.  Mine Safety Disclosures

25

Item 6.  Exhibits

25

ii

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED BALANCE SHEETS

	(UNAUDITED) 07/31/12	(As Restated) 10/31/11 (1)
ASSETS
Land and land development costs (3,391 and 3,394 acres per land ledger, respectively)	$20,610,824	$20,642,787
Land improvements, buildings and equipment, net	21,654,494	22,613,121
Land held for investment, principally unimproved (10,406 and 10,719 acres per land ledger, respectively)	6,890,282	6,905,668
Long-lived assets held for sale	935,000	2,941,148
Cash and cash equivalents	331,936	377,158
Cash held in escrow	254,041	211,881
Prepaid expenses and other assets	234,011	483,434
Accounts receivable and mortgages receivable	289,347	160,290
Assets of discontinued operations	0	10,770,222
Total Assets	$51,199,935	$65,105,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$16,857,454	$27,113,120
Accounts payable	114,849	437,783
Accrued liabilities	288,025	415,935
Deferred income	814,309	733,734
Amounts due to related parties	0	24,792
Accumulated deferred income taxes	1,593,708	2,303,708
Accrued pension expense	3,156,863	3,312,316
Liabilities of discontinued operations	0	1,010,384
Total liabilities	22,825,208	35,351,772

COMBINED SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442 shares	819,731	819,731
Capital in excess of stated value	19,829,475	19,829,475
Earnings retained in the business	12,083,249	13,462,459
Accumulated other comprehensive loss	(2,272,321)	(2,272,321)
Shareholders’ equity before capital stock in treasury	30,460,134	31,839,344
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	28,374,727	29,753,937
Total liabilities and shareholders’ equity	$51,199,935	$65,105,709

(1)

The Combined Balance Sheet as of October 31, 2011 has been restated to correct for the presentation of discontinued operations.  The correction has no impact on total assets.  See Notes 3 and 4.

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 and 2011

(UNAUDITED)

	As Restated (2)		As Restated (2)
	Three Months Ended		Nine Months Ended
	07/31/12	07/31/11	07/31/12	07/31/11
Revenues:
Real estate management revenue	$277,833	$284,864	$732,367	$741,726
Land resource management revenue	1,223,328	1,660,038	3,213,419	2,519,319
Rental income revenue	432,246	459,722	1,336,339	1,372,253
Total revenues	1,933,407	2,404,624	5,282,125	4,633,298
Costs and expenses:
Real estate management costs	243,287	256,992	752,601	762,322
Land resource management costs	1,319,007	1,879,132	3,637,390	3,279,028
Rental income costs	244,173	249,351	730,191	732,131
General and administrative expense	433,303	397,566	1,402,391	1,293,345
Gain on sale of assets	(4,609)	(5,500)	(4,609)	(5,500)
Total costs and expenses	2,235,161	2,777,541	6,517,964	6,061,326
Operating loss from continuing operations	(301,754)	(372,917)	(1,235,839)	(1,428,028)

Other income and expense:
Interest and other income	150	317	3,091	10,423
Interest expense (net of capitalized interest for the three and nine months ended July 31, 2012 and 2011 of $0, $47,518, $0 and $158,532, respectively.)	(262,585)	(360,267)	(861,795)	(1,068,074)
Total other income and expense	(262,435)	(359,950)	(858,704)	(1,057,651)

Loss from continuing operations before income taxes	(564,189)	(732,867)	(2,094,543)	(2,485,679)

Credit for income taxes	(192,000)	(251,000)	(712,000)	(846,000)

Net loss before discontinued operations	(372,189)	(481,867)	(1,382,543)	(1,639,679)

Discontinued operations (including $82 gain on disposals in 2012	(173)	161,393	5,333	475,990

Provision for income taxes on discontinued operations	0	57,000	2,000	163,000

Net (loss) income from discontinued operations	(173)	104,393	3,333	312,990

Net loss	($372,362)	($377,474)	($1,379,210)	($1,326,689)

Earnings per combined share:
Net loss before discontinued operations	($0.15)	($0.20)	($0.56)	($0.67)
Income from discontinued operations, net of tax	0.00	0.05	0.00	0.13
Total basic loss per weighted average combined share	($0.15)	($0.15)	($0.56)	($0.54)

(2)

The Combined Statement of Operations for three and six months ended July 31, 2012 and 2011 have been restated to correct for the presentation of discontinued operations.  The correction had no impact on the net loss.  See Notes 3 and 4.

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

      The Companies report the results of discontinued operations as a separate component of income on the combined statements of operations under the caption Discontinued operations.  This reporting resulted in certain reclassifications of the 2011 financial statement amounts.

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

3.  Discontinued operations

   On September 30, 2011, the Applebee’s located in Fort Collins, Colorado was sold and as a result the operating activity for the three and nine months ending July 31, 2011 is being reported as a discontinued operation.  The operating results of Applebee’s were previously reported in the Rental Operations of the combined statements of operations.  At July 31, 2012 there were no remaining assets or liabilities related to Applebee’s.

   On November 30, 2011, the Jack in the Box located in Wallisville, Texas was sold and as a result the operating activity for the three and nine months ending July 31, 2012 and 2011 is being reported as a discontinued operation.  The operating results of Jack in the Box were previously reported in the Rental Operations of the combined statements of operations.  At July 31, 2012 there were no remaining assets or liabilities related to Jack in the Box.  At October 31, 2011, there was $1,814,573 of assets related to Jack in the Box included in assets of discontinued operation and $1,010,384 of debt included in liabilities of discontinued operations on the Companies’ combined balance sheet.  At July 31, 2012 there were no remaining assets or liabilities related to Jack in the Box.

   On December 15, 2011, the Jack Frost Mountain and Big Boulder ski areas were sold and as a result the operating activity for the three and nine months ending July 31, 2012 and 2011 is being reported as a discontinued operation.  The ski areas had been leased to an operator and a portion of the leased premises had been capitalized as net investment in direct financing leases. Therefore a portion of the operating results were previously reported in the Rental Operations and a portion of the operating results were previously reported in the Interest and Other Income line of the combined statements of operations.  At July 31, 2012 there were no remaining assets or liabilities related to the Jack Frost Mountain and Big Boulder ski areas.  At October 31, 2011, there was $8,955,649 of assets related to the two ski areas included in assets of discontinued operations on the Companies’ combined balance sheet and there were no liabilities.  At July 31, 2012 there were no remaining assets or liabilities related to the Jack Frost Mountain and Big Boulder ski areas.

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

   Operating results, including interest expense incurred, of the discontinued operations in three and nine months ending July 31, 2012 and 2011 are as follows:

	Three Months Ending		Nine Months Ending
	7/31/12	7/31/11	7/31/12	7/31/11
Revenues:
Applebee’s	$0	$29,000	$0	$87,000
Jack in the Box	0	33,246	10,971	99,738
Jack Frost Mountain Ski Area	0	40,006	5,097	123,137
Big Boulder Ski Area	0	21,501	5,097	67,618
Total Revenue	0	123,753	21,165	377,493

Expenses (excluding interest):
Applebee’s	0	1,547	0	5,274
Jack in the Box	0	11,894	136	36,299
Jack Frost Mountain Ski Area	0	0	7,730	10,279
Big Boulder Ski Area	173	248	662	3,414
Total Expenses	173	13,689	8,528	55,266

Interest and other income (interest income related to ski area net investment in direct financing lease):
Applebee’s	0	0	0	0
Jack in the Box	0	0	0	0
Jack Frost Mountain Ski Area	0	31,668	0	95,004
Big Boulder Ski Area	0	48,749	0	146,248
Total Interest and Other Income	0	80,417	0	241,252

Interest expense(calculated on debt related to the property):
Applebee’s	0	11,725	0	35,175
Jack in the Box	0	17,363	7,386	52,314
Jack Frost Mountain Ski Area	0	0	0	0
Big Boulder Ski Area	0	0	0	0
Total Interest	0	29,088	7,386	87,489

Gain (loss) on Disposal:
Applebee’s	0	0	0	0
Jack in the Box	0	0	9,402	0
Jack Frost Mountain Ski Area	0	0	(4,803)	0
Big Boulder Ski Area	0	0	(4,517)	0
Total gain (loss) on Disposal	0	0	82	0

Income (loss) from discontinued operations before income taxes	($173)	$161,393	$5,333	$475,990

4. Restatement

     In the fourth quarter of Fiscal 2012 Management determined to restate the financial statements for the fiscal year ended October 31, 2011, 2010 and 2009, the three months ended January 31, 2012 and 2011, the six months ended April 30, 2012 and 2011 and the nine months ended July 2012 and 2011.  The restatement is to reclassify the financial results from certain properties sold or held for sale by the Companies in 2011 which should have been, but were not, reported in discontinued operations for the periods prior to the respective dates of their disposition.  The properties include:

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

The restatement did not impact the Companies’ total net loss for the relevant periods.  The following are the previously reported and restated balances on the combined balance sheet as of October 31, 2011 and the combined statements of operations for the three and nine months ended July 31, 2012 and 2011:

COMBINED BALANCE SHEET

	October 31, 2011
ASSETS	As Previously Reported	Reclassified	As Restated

Land improvements, buildings and equipment, net	$22,881,409	($268,288)	$22,613,121
Land held for investment, principally unimproved	6,943,374	(37,706)	6,905,668
Long-lived assets held for sale	4,721,303	(1,780,155)	2,941,148
Net investment in direct financing leases	7,788,195	(7,788,195)	0
Prepaid expenses and other assets	1,379,312	(895,878)	483,434
Assets of discontinued operations	0	10,770,222	10,770,222

LIABILITIES:
Debt	28,123,504	(1,010,384)	$27,113,120
Liabilities of discontinued operations	0	1,010,384	1,010,384

COMBINED STATEMENTS OF OPERATIONS

	For the three months ended July 31, 2012
	As Previously Reported	Reclassified	As Restated
Costs and expenses:
Rental income costs	$244,346	($173)	$244,173
Total costs and expenses	2,235,334	(173)	2,235,161
Loss (profit) from continuing operations	(301,927)	173	(301,754)

(Loss) from continuing operations before income taxes	(564,362)	173	(564,189)

Net loss before discontinued operations	(372,362)	173	(372,189)

Discontinued operations		(173)	(173)

Provision for income taxes on discontinued operations		0	0

Net income from discontinued operations		(173)	(173)

COMBINED STATEMENTS OF OPERATIONS

	For the three months ended July 31, 2011
	As Previously Reported	Reclassified	As Restated
Revenues:
Rental income revenue	$583,475	($123,753)	$459,722
Total revenues	2,528,377	(123,753)	2,404,624

Costs and expenses:
Rental income costs	263,040	(13,689)	249,351
Total costs and expenses	2,791,230	(13,689)	2,777,541
Loss from continuing operations	(262,853)	(110,064)	(372,917)

Other income and (expense):
Interest and other income	80,734	(80,417)	317
Interest expense	(389,355)	29,088	(360,267)
Total other income and expense	(308,621)	(51,329)	(359,950)

(Loss) from continuing operations before income taxes	(571,474)	(161,393)	(732,867)

Provision for income taxes on continuing operations	(194,000)	(57,000)	(251,000)

Net loss before discontinued operations	(377,474)	(104,393)	(481,867)

Discontinued operations		161,393	161,393

Provision for income taxes on discontinued operations		57,000	57,000

Net income from discontinued operations		104,393	104,393

COMBINED STATEMENTS OF OPERATIONS

	For the nine months ended July 31, 2012
	As Previously Reported	Reclassified	As Restated
Revenues:
Land resource management revenue	$14,124,838	($10,911,419)	$3,213,419
Rental income revenue	1,357,504	(21,165)	1,336,339
Total revenues	16,214,709	(10,932,584)	5,282,125

Costs and expenses:
Land resource management costs	14,548,727	(10,911,337)	3,637,390
Rental income costs	738,719	(8,528)	730,191
Total costs and expenses	17,437,829	(10,919,865)	6,517,964
Loss (profit) from continuing operations	(1,223,120)	(12,719)	(1,235,839)

Other income and (expense):
Interest expense	(869,181)	7,386	(861,795)
Total other income and expense	(866,090)	7,386	(858,704)

(Loss) from continuing operations before income taxes	(2,089,210)	(5,333)	(2,094,543)

Credit for income taxes on continuing operations	(710,000)	(2,000)	(712,000)

Net loss before discontinued operations	(1,379,210)	(3,333)	(1,382,543)

Discontinued operations	0	5,333	5,333

Provision for income taxes on discontinued operations	0	2,000	2,000

Net income from discontinued operations	0	3,333	3,333

COMBINED STATEMENTS OF OPERATIONS

	For the nine months ended July 31, 2011
	As Previously Reported	Reclassified	As Restated
Revenues:
Rental income revenue	$1,749,746	($377,493)	$1,372,253
Total revenues	5,010,791	(377,493)	4,633,298

Costs and expenses:
Rental income costs	787,397	(55,266)	732,131
Total costs and expenses	6,116,592	(55,266)	6,061,326
Loss from continuing operations	(1,105,801)	(322,227)	(1,428,028)

Other income and (expense):
Interest and other income	251,675	(241,252)	10,423
Interest expense	(1,155,563)	87,489	(1,068,074)
Total other income and expense	(903,888)	(153,763)	(1,057,651)

(Loss) from continuing operations before income taxes	(2,009,689)	(475,990)	(2,485,679)

Provision for income taxes on continuing operations	(683,000)	(163,000)	(846,000)

Net loss before discontinued operations	(1,326,689)	(312,990)	(1,639,679)

Discontinued operations	0	475,990	475,990

Provision for income taxes on discontinued operations	0	163,000	163,000

Net income from discontinued operations	$0	$312,990	$312,990

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

8.  Land and Land Development Costs

Land and improvements in progress held for development consist of the following:

	07/31/2012	10/31/2011
Land unimproved designated for development	$10,857,296	$10,901,859
Residential development	5,084,262	5,084,262
Infrastructure development	4,669,266	4,656,666
Total land and improvements in progress	$20,610,824	$20,642,787

     The decrease in land unimproved designated for development was mainly related to the sale of a lot in Saylorsburg, Pennsylvania.

9.  Land

	07/31/2012	10/31/2011
Land held for investment
Land – Unimproved	$2,287,106	$2,302,492
Land – Commercial rental properties	4,603,176	4,603,176
Total land held for investment	$6,890,282	$6,905,668

10.  Pension Benefits

Components of Net Periodic Pension Cost:

	Three months ended		Nine months ended
	07/31/12	07/31/11	07/31/12	07/31/11
Service Cost	$12,276	$14,000	$36,828	$42,000
Interest Cost	96,235	98,000	288,705	294,000
Expected Return on Plan Assets	(102,812)	(95,500)	(308,436)	(286,500)

Net amortization and deferral:
Amortization of Accumulated Loss	83,568	50,250	250,704	150,750
Net amortization and deferral	83,568	50,250	250,704	150,750
Total net periodic pension cost	$89,267	$66,750	$267,801	$200,250

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

On December 15, 2011, the Jack Frost and Big Boulder ski areas were sold to the previous third party lessee, therefore the operating activity for the three and nine months ended July 31, 2012 and 2011 is being reported as discontinued operations.  The transaction resulted in a loss of approximately ($502,000) primarily related to the reversal of the accrued rent receivable based on the straight line amortization of the lease.  The valuation allowance was recorded as impairment at October 31, 2011. The interest income which resulted from the direct financing lease is reported as a portion of the discontinued operations.

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

      Weighted average basic shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, and basic loss per weighted average combined share for the three and nine months ended July 31, 2012 and July 31, 2011 are as follows:

	Three months ended		Nine months ended
	07/31/12	07/31/11	07/31/12	07/31/11
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share is computed as follows:
Net loss before discontinued operations	($372,189)	($481,867)	($1,382,543)	($1,639,679)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.15)	($0.20)	($0.56)	($0.67)

Net (loss) income from discontinued operations	($173)	$104,393	$3,333	$312,990
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic earnings per weighted average combined share	$0.00	$0.05	$0.00	$0.13

Net loss	($372,362)	($377,474)	($1,379,210)	($1,326,689)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.15)	($0.15)	($0.56)	($0.54)

13.  Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the nine months ended July 31, 2012 and 2011:

	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$891,467	$1,306,362
Cash paid during the period for Income taxes	$56,700	$28,899

Supplemental disclosures of non cash operating activities:
Reclassification of assets from long-lived assets held for sale to land improvements, buildings and equipment, net	$388,526	$0
Reclassification of assets from land improvements, buildings and equipment, net to long-lived assets held for sale	$11,741	$0
Timing difference pertaining to the Amended and Restated Term Note dated July 29, 2011 and the receipt of proceeds on August 11, 2011 which resulted in an increase in accounts receivable and mortgages receivable and debt	$0	$2,000,000
Reclassification of assets from land and land development costs to long-lived assets held for sale	$0	$353,234
Reclassification of assets from land held for recreation to land held for investment, principally unimproved	$0	$37,706

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

     Information by business segment is as follows:

	Three months ended		Nine months ended
	7/31/12	7/31/11	7/31/12	7/31/11
Revenues from continuing operations:
Real estate management/rental operations	$710,079	$744,586	$2,068,706	$2,113,979
Land resource management	1,223,328	1,660,038	3,213,419	2,519,319
Total revenues from operations	$1,933,407	$2,404,624	$5,282,125	$4,633,298

Operating profit (loss) from continuing operations, excluding general and administrative expenses:
Real estate management/rental operations	$222,619	$238,243	$585,914	$619,526
Land resource management	(91,070)	(213,594)	(419,362)	(754,209)
Total operating profit, excluding general and administrative expenses	$131,549	$24,649	$166,552	($134,683)

General and administrative expenses:
Real estate management/rental operations	$159,138	$123,105	$547,431	$590,099
Land resource management	274,165	274,461	854,960	703,246
Total general and administrative expenses	$433,303	$397,566	$1,402,391	$1,293,345

Interest and other income, net:
Real estate management/rental operations	$38	$68	$1,145	$4,587
Land resource management	112	249	1,946	5,836
Total interest and other income, net	$150	$317	$3,091	$10,423

Interest expense:
Real estate management/rental operations	$260,990	$357,763	$849,447	$1,032,467
Land resource management	1,595	2,504	12,348	35,607
Total Interest expense	$262,585	$360,267	$861,795	$1,068,074

Loss from continuing operations before income taxes	($564,189)	$(732,867)	($2,094,543)	($2,485,679)

     Identifiable assets, net of accumulated depreciation at July 31, 2012 and October 31, 2011 and depreciation expense and capital expenditures for nine months ended July 31, 2012 and the fiscal year ended October 31, 2011 by business segment are as follows:

July 31, 2012	Identifiable Assets	Depreciation and Amortization Expense	Capital Expenditures
Real estate management/rental operations	$26,700,883	$611,300	$4,588
Land resource management	24,366,870	257,864	3,212
Other corporate	132,182	63,284	92,516
Discontinued operations	0	0	0
Total Assets	$51,199,935	$932,448	$100,316
October 31, 2011
Real estate management/rental operations	$20,861,471	$632,556	$761
Land resource management	33,251,319	382,539	225,105
Other corporate	222,697	109,991	203,691
Discontinued operations	10,770,222	229,724	0
Total Assets	$65,105,709	$1,354,830	$429,557

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

Revenues

Combined revenue of $1,933,407 and $5,282,125 for the three and nine months ended July 31, 2012 represents a decrease of $471,217 and an increase of $648,827, respectively, compared to the three and nine months ended July 31, 2011.  Real Estate Management Operations / Rental Operations revenue decreased $34,507 and $45,273, or (5%) and (2%), respectively, for the three and nine months ended July 31, 2012, compared to the three and nine months ended July 31, 2011. Land Resource Management revenue decreased $436,710 or (26%) and increased $694,100, or 28% for the three and nine months ended July 31, 2012 compared to the three and nine months ended July 31, 2011, respectively.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations revenue was $2,068,706 for the nine months ended July 31, 2012 as compared to $2,113,979 for the nine months ended July 31, 2011, a decrease of $45,273 or (2%).  Rental revenue for the nine months ended July 31, 2012 was $1,336,339 as compared to $1,372,253 for the nine months ended July 31, 2011, a decrease of $35,914, or (3%).  Rental revenue from investment properties decreased $19,978 or 29% for the nine months ended July 31, 2012 as compared to the nine months ended July 31, 2011. Commercial rental income from an investment property in Louisiana decreased by $10,791 or 2% for the nine months ended July 31, 2012 as compared to the nine months ended July 31, 2011. Water testing revenue decreased by $7,140 or 25% for the nine months ended July 31, 2012 as compared to the nine months ended July 31, 2011.

Land Resource Management

For the nine months ended July 31, 2012, Land Resource Management revenue was $3,213,419 as compared to $2,519,319 for the nine months ended July 31, 2011, an increase of $694,100, or 28%.  There were six condominium sales in Boulder Lake Village community totaling $1,372,000 and three duplex townhouse sales in Laurelwoods II community totaling $667,000 for the nine months ended July 31, 2012, as compared to four condominium sales in Boulder Lake Village for $1,198,700 and two duplex townhouse in Laurelwoods II community for $631,615 for the nine months ended July 31, 2011, an increase of $208,685, or 11%.  For the nine months ended July 31, 2012, timbering revenue was $318,817 as compared to $77,900 for the nine months ended July 31, 2011, an increase of $240,917 or greater than 100%.  The Jack Frost National Golf Course’s revenue for the nine months ended July 31, 2012 increased to $528,354 as compared to $444,828 for the nine months ended July 31, 2011, an increase of $83,526, or 19%, which was primarily due to favorable weather conditions in the spring of 2012 that allowed an early opening day.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the nine months ended July 31, 2012 were $1,482,792 as compared to $1,494,453 for the nine months ended July 31, 2011, a decrease of $11,661, or (1%). This decrease was the result of reduced operating expenses related to the investment properties at our resort communities. Utilities decreased $3,353, repairs and maintenance ($4,157) and insurance $(1,904).

Land Resource Management

Operating costs associated with Land Resource Management for the nine months ended July 31, 2012 were $3,637,390 as compared with $3,273,528 for the nine months ended July 31, 2011, an increase of $363,862, or 11%.  Cost of goods sold related to real estate development was $1,059,155 for the nine months ended July 31, 2012 as compared to $1,091,827 for the nine months ended July 31, 2011, a decrease of $32,672 or (3%). Real estate development operating expenses, were $1,048,374 for the nine months ended July 31, 2012 as compared to $938,816 for the nine months ended July 31, 2011, an increase of $109,558 or 12%.  These operating expense increases were the result of the sales of six condominiums in the Boulder Lake Village and three duplex townhouses in the Laurelwoods II community for the nine months ended July 31, 2012 as compared to the sales of four condominiums in the Boulder Lake Village and two duplex townhouses in the Laurelwoods II community during the nine months ended July 31, 2011.  The Jack Frost National Golf Course expenses decreased by ($27,073) for the nine months ended July 31, 2012 as compared to the nine months ended July 31, 2011 primarily due to decreased depreciation expense ($28,435) and equipment rental expense ($31,039). These decreases were partially offset by an increase of $28,268 in clubhouse and equipment, repairs and maintenance.  There were two timbering contracts for the nine months ended July 31, 2012 and one timbering contract for the nine months ended July 31, 2011.  Consulting fees relating to these timber contracts were $30,220 for the nine months ended July 31, 2012 as compared to $9,390 for the nine months ended July 31, 2011, an increase of $20,830, or greater than 100%, which correlated with the increase in timber revenue.

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

Other Income (Expense)

Interest and other income were $3,091 for the nine months ended July 31, 2012 as compared to $10,423 for the nine months ended July 31, 2011, a decrease of $7,332, or 70%. This decrease was primarily due to miscellaneous revenue received for the nine months ended July 31, 2011 for reimbursements from various leased properties related to storm damages.

Interest expense for the nine months ended July 31, 2012 was $861,795 as compared to $1,068,074 for the nine months ended July 31, 2011, a decrease of $206,279, or (19%). Interest expense on our $4,600,000 Note (defined below in “Liquidity and Capital Resources”) with M&T Bank (the “Bank”) was $14,982 for the nine months ended July 31, 2012 as compared to $103,514 for the nine months ended July 31, 2011, a decrease of $88,532, or 85%.  The Note was paid in full on December 15, 2011.  The interest expense on our $3,100,000 available line of credit with the Bank was $24,798 for the nine months ended July 31, 2012 as compared to $94,898 for the nine months ended July 31, 2011, a decrease of $70,100, or 74%.  This decrease was due to the line of credit being paid down a net amount of $400,704 during nine months ended July 31, 2012.  The Companies also have a $9,000,000 line of credit with the Bank to fund real estate development, under which the Companies incurred interest expense related to the completed and unsold units at Boulder Lake Village and Laurelwoods II communities; such interest expense was $114,897 for the nine months ended July 31, 2012 as compared to $160,594 for the nine months ended July 31, 2011, a decrease of $45,697 or 28%.  The decrease was the result of the sales of six condominiums in the Boulder Lake Village community and three duplex townhouses in the Laurelwoods II community.

Discontinued Operations

     Due to management’s decision to sell the two ski areas and two commercial properties, the results of operations for these four properties for the nine months ended July 31, 2012 and the nine months ended July 31, 2011 are being reported as discontinued operations. Future cash flows and operating results for the two ski areas and two commercial properties will no longer be reported in the Real Estate Management / Rental segment.

   The net income after taxes from the discontinued operations for the Applebee’s for the nine months ended July 31, 2012 was $0 as compared to $30,551 for the nine months ended July 31, 2011.  The Applebee’s was purchased February 25, 2010.

   The net income after taxes from discontinued operations for the Jack in the Box was $8,851 for the nine months ended July 31, 2012 versus $7,125 for the nine months ended July 31, 2011.  The increase of $1,726 is primarily to a decrease in insurance expense.

   The net loss after taxes from discontinued operations for the Jack Frost Mountain and Big Boulder ski areas was $5,518 for the nine months ended July 31, 2012 compared to net income of $275,314 for the nine months ended July 31, 2011.  The decrease of $269,796 is primarily due to interest income of $0 for the nine months ended July 31, 2012 as compared to $241,252 received for the nine months ended July 31, 2011. A loss on disposal of $9,320 was recognized on the ski areas for the nine month period ended July 31, 2012 as the ski areas were sold on December 15, 2011. Additionally operating expenses for the nine month period ended July 31, 2012 was $8,392 as compared to $13,693 for the nine month period ended July 31, 2011 for a decrease of $5,301primarily relating to insurance expense

Tax Rate

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

(b)  Change in Internal Control over Financial Reporting.

In connection with the identification of the errors related to our financial statements described above and in Note 3 to our restated combined financial statements, we have identified the following deficiency that constituted a material weakness in our internal control over financial reporting for the periods described above:

•

We did not establish an appropriate review process to determine when the financial results for certain properties that were sold or are held for sale should be treated as discontinued operations.

Accounting errors resulting from the material weakness described above resulted in the need to restate our annual and interim combined financial statements.

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

Dated:   November 30, 2012

/s/ Bruce Beaty

Bruce Beaty

President and Chief Executive Officer

Dated:   November 30, 2012

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