Form 10-Q/A
period 2012-01-31
BLUE RIDGE REAL ESTATE CO
filed 2012-12-03
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

*Under a Security Combination Agreement between Blue Ridge Real Estate Company ("Blue Ridge") and Big Boulder Corporation ("Big Boulder") (together, the "Companies") and under the by-laws of the Companies, shares of the Companies are combined in unit certificates, each certificate representing the same number of shares of each of the Companies.  Shares of each Company may be transferred only together with an equal number of shares of the other Company.  For this reason, a combined Blue Ridge/Big Boulder Form 10-Q/A is being filed.  Except as otherwise indicated in this Quarterly Report on Form 10-Q/A, all information applies to both Companies.

EXPLANATORY NOTE

Blue Ridge Real Estate Company and Big Boulder Corporation are filing this Amendment No. 3 on Form 10-Q/A (the “Third Amendment”) to amend and restate the quarterly report on Form 10-Q of the Companies for the period ended January 31, 2012 as originally filed with the Securities and Exchange Commission  (the “SEC”) on March 15, 2012 (the “Original Filing”) and the Form 10-Q/A Amendment No. 1 (the “First Amendment”) filed on March 15, 2012, and the Form 10-Q/A Amendment No. 2 filed on November 29, 2012 (the “Second Amendment”) to furnish Exhibit 101 to the Form 10-Q/A, as required by Rule 405 of Regulation S-T. Exhibit 101 to this Third Amendment provides the following items from the Form 10/A Second Amendment formatted in Extensible Business Reporting Language (XBRL): (i) the Combined Balance Sheets; (ii) the Combined Statements of Operations; (iii) the Combined Statements of Changes in Shareholders’ Equity; and (v) the Combined Statements of Cash Flows and related notes.

This Third Amendment does not amend or update any other item or disclosure contained in the Original Filing, the First Amendment or the Second Amendment. This Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update disclosures in any way other than as specifically noted above. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original 10-Q.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   December 3, 2012

                        /s/ Bruce Beaty

Bruce Beaty

Chief Executive Officer and President

Dated:   December 3, 2012

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