Form 10-Q/A
period 2012-07-31
BLUE RIDGE REAL ESTATE CO
filed 2012-12-07
CIK 12779

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

☒YES         ☐ NO

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

EXPLANATORY NOTE

Blue Ridge Real Estate Company and Big Boulder Corporation are filing this Amendment No. 2 on Form 10-Q/A (the “Second Amendment”) to amend and restate the quarterly report on Form 10-Q of the Companies for the period ended July 31, 2012 as originally filed with the Securities and Exchange Commission  (the “SEC”) on September 14, 2012 (the “Original Filing”) and the Form 10-Q/A Amendment No. 1 (the “First Amendment”) filed on November 30, 2012 to furnish Exhibit 101 to the Form 10-Q/A, as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Second Amendment provides the following items from the Form 10-Q/A First Amendment formatted in Extensible Business Reporting Language (XBRL): (i) the Combined Balance Sheets; (ii) the Combined Statements of Operations; (iii) the Combined Statements of Changes in Shareholders’ Equity; and (v) the Combined Statements of Cash Flows and related notes.

This Second Amendment does not amend or update any other item or disclosure contained in the Original Filing or the First Amendment. This Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update disclosures in any way other than as specifically noted above. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original 10-Q.

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

Dated:   December 7, 2012

                       /s/ Bruce Beaty

Bruce Beaty

Chief Executive Officer and President

Dated:   December 7, 2012

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