Form 10-K/A
period 2011-10-31
BLUE RIDGE REAL ESTATE CO
filed 2012-12-18
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A amends the Blue Ridge Real Estate Company (“Blue Ridge”) and Big Boulder Corporation (“Big Boulder” and together with Blue Ridge, the “Companies” or the “Registrants”) Form 10-K for the year ended October 30, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on January 30, 2012 (the “Original Filing”), the Form 10-K/A Amendment No. 1 (the “First Amendment”), as filed with the SEC on January 30, 2012 and the Form 10-K/A Amendment No. 2 (the “Second Amendment”), as filed with the SEC on November 28, 2012.   The Original Filing, as amended by the First Amendment and the Second Amendment is referred to as the Form 10-K.

This Amendment No. 3 on Form 10-K/A amends and restates in its entirety Item 9A of Part II of the Form 10-K and no other items in the Form 10-K are amended hereby.  The sole purpose of the amendment is to reflect management’s reevaluation the Companies Internal Control over Financial Reporting as a result of the material weakness disclosed in the Form 10-K (which was included in the Second Amendment).   While the foregoing items have been updated, this amended report does not reflect any other events occurring after the Original Filing.  In addition, currently dated certifications from the Companies Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Amendment No. 3 on Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

a)  Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded in our Original Report on Form 10-K for the year ended October 31, 2011, that, as of October 31, 2011, our disclosure controls and procedures were effective.  Subsequent to the evaluation made in connection with the original filing and in connection with the restatement and as reflected in the filing of this Form 10-K/A, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in the internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of October 31, 2011.

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

We assessed the effectiveness of our internal control over financial reporting as of October 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on that assessment, we concluded and reported in our Original Report on Form 10-K that our internal control over financial reporting was effective as of the year ended October 31, 2011.

Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement and the filing of this Form 10-K/A, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our internal control over financial reporting.  Based upon that re-evaluation, we have concluded that because of the material weaknesses in the internal control over financial reporting discussed below, our internal control over financial reporting was not effective as of October 31, 2011.

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

As stated above, in the Original Filing on Form 10-K, we had previously concluded that we maintained effective internal control over financial reporting as of October 31, 2011.  In connection with the restatement of our combined financial statements as described in Note 3 to the combined financial statements, management subsequently determined that the material weakness described above existed as of October 31, 2011, and that, as a result, the Companies did not maintain effective internal control over financial reporting as of October 31, 2011 based upon the criteria established in Internal Control-Integrated Framework issued by the COSO.  Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated.

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

   (Principal Executive Officer)

   Dated:  December 18, 2012

By:  /s/ Cynthia A. Van Horn

   Cynthia A. Van Horn

   Chief Financial Officer and Treasurer

   (Principal Financial Officer)

   Dated:  December 18, 2012

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

13.1	Portions of the Companies’ Fiscal 2011 Annual Report to Shareholders (filed January 30, 2012 as Exhibit 13.1 to Form 10-K and incorporated herein by reference.)

Exhibit Number	Description
14.1	Code of Ethics (filed February 11, 2005 as Exhibit 14.1 to Form 10-K and incorporated herein by reference)
21.1	List of all subsidiaries of the Registrants (filed January 30, 2012 as Exhibit 21.1 to Form 10-K and incorporated herein by reference.)
31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Management or compensatory contract required to be filed pursuant to Item 15(b) of the requirements for Form 10-K reports.

*** Furnished in the Companies’ Form 10-K/A Amendment No. 2, as filed with the Securities and Exchange Commission on November 28, 2012.

Copies of Exhibits are available to Shareholders by contacting the Corporate Secretary, Blue Ridge Real Estate Company, Blakeslee, PA 18610. A charge of $0.25 per page to cover the Registrants’ expenses will be made.