Form 10-K
period 2012-10-31
BLUE RIDGE REAL ESTATE CO
filed 2013-01-29
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THESECURITIES ACT OF 1934 For the fiscal year ended October 31, 2012

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

Large Accelerated filer ☐                                                                            Accelerated Filer                  ☐

Non-Accelerated filer   ☑ (Do not check if smaller reporting company)                Smaller reporting company   ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of Act).  Yes  ☐ No  ☑

The aggregate market value of common stock, without par value, stated value $0.30 per combined share, held by non-affiliates at April 30, 2012 (the last business day of the registrants’ most recently completed second fiscal quarter), was $8,648,890.  Such aggregate market value was computed by reference to the closing price of the common stock of the registrants on the over-the-counter bulletin board on April 30, 2012.  There is no established public trading market for the registrants’ stock.

The number of shares of common stock of the registrants’ classes of common stock outstanding as of January 28, 2013 was 2,450,424.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrants’ definitive Proxy Statement to be used in connection with its 2012 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

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

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended October 31, 2012 TABLE OF CONTENTS

Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

1

PART I

Item 1  Business

2

Item 1A  Risk Factors

6

Item 2  Properties

9

Item 3  Legal Proceedings

10

Item 4  Mine Safety Disclosures

10

PART II

Item 5  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

11

Item 6  Selected Financial Data

12

Item 7  Management’s Discussion and Analysis of Financial Condition and

Results of Operations

13

Item 7A  Quantitative and Qualitative Disclosures about Market Risk

20

Item 8  Financial Statements and Supplementary Data

21

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

21

Item 9A  Controls and Procedures

21

Item 9B  Other Information

22

PART III

Item 10  Directors, Executive Officers and Corporate Governance

22

Item 11  Executive Compensation

22

Item 12  Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

23

Item 13  Certain Relationships and Related Transactions, and Director Independence

22

Item 14  Principal Accounting Fees and Services

23

PART IV

Item 15  Exhibits, Financial Statement Schedules

23

For convenience, references in this Annual Report on Form 10-K to “we,” “us,” “our,” and the “Companies” mean or relate to Blue Ridge Real Estate Company, Big Boulder Corporation and their subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are made based upon, among other things, our current assumptions, expectations and beliefs by management concerning future developments and their potential effect on us.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements,” including but not limited to statements regarding the conducting of future construction in phases and the use of profits of such construction; the effect of accounting policies on significant judgments; the materiality of current legal proceedings with which we are involved; the current and future real estate market in the Pocono Mountains; the timing and outcome of our planned land development; contributions to our pension plan; our land development and infrastructure plans in and around Jack Frost Mountain and Big Boulder Lake and Ski Resort; our issuance of options and recognition of compensation expense; commencement of new development projects; acquisitions of income producing properties; land tract sales that are to be treated as tax deferred exchanges and our anticipated cash needs.

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

PART I

ITEM 1.  BUSINESS

Blue Ridge Real Estate Company

Blue Ridge Real Estate Company, or Blue Ridge, was incorporated in Pennsylvania in 1911 and is believed to be one of the largest owners of investment property in Northeastern Pennsylvania.  At October 31, 2012, Blue Ridge owned 13,045 total acres of land, of which 13,032 is located in the Pocono Mountains, along with 13 acres of land in various other states.  Of this acreage, 9,954 acres were held for investment, 2,714 acres were held for development, 376 acres were held for sale and 1 acre was held for discontinued operations.  Income is derived from these lands through leases, selective timbering by third parties, sales and other dispositions. Included in the properties owned by Blue Ridge are: the Jack Frost National Golf Course on 203 acres of land; 89 acres of land in Northeast Land Company of which 3 acres are held for investment and 86 acres of land held for development; a commercial property comprised of 2.9 acres of vacant land; a shopping center with 9.4 acres of land; four residential investment properties; two retail stores which are leased to Walgreen Company on 3.4 acres of land.  All of these investment properties are more fully described under Item 2 below.

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

Northeast Land Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1967. The primary asset of this subsidiary is 89 acres of land in Northeast Pennsylvania of which 3 acres are held for investment and 86 acres are held for development.  Revenue for Northeast Land Company is derived from property leases.  Effective October 1, 2006, Mountain Resort Villas, an unrelated party and an affiliate of Appletree Management Group, Inc. purchased certain property management and rental management contracts from Northeast Land Company.  Mountain Resort Villas leased certain buildings from the Companies for use in the operation and maintenance of Northeast Land Company’s former rental program.  On September 30, 2012, Mountain Resort Villas ceased operations and terminated their leases with the Company.  .

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

Coursey Commons Shopping Center, LLC, a wholly-owned subsidiary of Blue Ridge organized in Louisiana in May 2004, owns and leases the Coursey Commons Shopping Center, which is located on 9.4 acres of land in Baton Rouge, Louisiana.  Coursey Commons Shopping Center, LLC is managed by Kimco Realty Corporation.

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

Flower Fields Motel, LLC, a wholly-owned subsidiary of Blue Ridge organized in Pennsylvania in September 2006, owns certain commercial property, which consists of 2.9 acres of vacant land.  Flower Fields Motel, LLC is managed by Blue Ridge.

Blue Ridge WNJ, LLC, a wholly-owned subsidiary of Blue Ridge, was organized in New Jersey in May 2009 to own and lease a Walgreens Store in Toms River, New Jersey, which consists of 1.9 acres of land.  Blue Ridge WNJ, LLC is managed by Blue Ridge.

Blue Ridge WMN, LLC, a wholly-owned subsidiary of Blue Ridge, was organized in Minnesota in May 2009 to own and lease a Walgreens Store in White Bear Lake, Minnesota, which consists of 1.5 acres of land.  Blue Ridge WMN, LLC is managed by Blue Ridge.

As of October 31, 2012, Blue Ridge employed 11 full-time and 2 part-time employees and Jack Frost National Golf Course, Inc. employed 5 part-time employees.

Big Boulder Corporation

Big Boulder Corporation, or Big Boulder, was incorporated in Pennsylvania in 1949. At October 31, 2012, Big Boulder’s primary asset was 749 acres of land, which included a 175 acre lake and the Boulder View Tavern. Of the 749 acres, 450 acres were held for investment, 298 acres were held for development and 1 acre was held for sale.  The principal source of revenue for Big Boulder is the sale of residential homes and real estate in close proximity to the Big Boulder Ski Area.  On December 1, 2005, Big Boulder entered into a 28-year lease with JFBB Ski Areas, Inc., an unrelated party and affiliate of Peak Resorts, for the lease of the Big Boulder Ski Area.  JFBB Ski Areas Inc. operated the Big Boulder Ski Area and made monthly lease payments to Big Boulder during the ski season (January to April).  On December 15, 2011, Big Boulder sold the Big Boulder Ski Area on approximately 110 acres of land to JFBB Ski Areas, Inc.  Revenue generated by the lease prior to its termination is included in the Real Estate Management/Rental Operations business segment.

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

At October 31, 2012, we owned 13,781 acres of land in Northeastern Pennsylvania along with 13 acres of land in various other states.  Of these land holdings, we designated 10,404 as land held for investment, 3,012 acres as held for development, 377 acres as held for sale and 1 acre for discontinued operations.  It is expected that all of our planned developments will either be subdivided and sold as parcels of land, or be developed into single and multi-family housing.

The real estate industry is cyclical and is subject to numerous economic factors including general business conditions, changes in interest rates, inflation and oversupply of properties.  Any sustained period of weakening business or economic conditions will impact the demand for the type of properties we intend to develop. Management continues to monitor the progress of residential home sales within the Northeast region of the United States.  We do not plan to start any new residential development projects until the market stabilizes.

With recent changes in management and in light of the economic environment, we will continue to evaluate our strategic plan and our master development plan. We have reviewed the Companies’ land inventory, oil, gas and mineral rights and development portfolio with a view to maximize shareholder value. As in the past, we will continue to consider opportunistic asset sales of non-core investment properties as a means of funding future operations.

For Fiscal 2013, we intend to continue selective sales of land, some of which may be treated as Section 1031 tax deferred exchanges under the Internal Revenue Code.

We also have generated revenue through the selective timbering of our land.  We have not entered into any new timber harvest contracts for the timbering of our lands in order to provide ample time for the regeneration of trees.  Our forester will monitor the growth and timbering will resume when maximum value can be attained.

The Jack Frost National Golf Course opened in the spring of 2007.  The golf course is managed by Billy Casper Golf, LLC, a nationally-recognized golf course management company.  With a continued emphasis on course maintenance, along with the natural maturation of the fairways, Jack Frost National has become one of the premier golf facilities in Northeastern Pennsylvania. Year to year financial performance continues to improve.

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

Planned Real Estate Development

We have constructed 22 of 23 planned single family homes and eight of 44 duplex units in Phase I and Phase II of the Laurelwoods II community. In addition, we have constructed 18 of 144 planned condominium units at the Boulder Lake Village on Big Boulder Lake condominium community.  Of these projects, all of the single family homes, duplex units and 17 of the 18 condominium units have been sold.

The real estate industry is cyclical and is subject to numerous economic factors including general business conditions, changes in interest rates, inflation and oversupply of properties.  Any sustained period of weakening business or economic conditions will impact the demand for the type of properties we intend to develop. Management continues to monitor the progress of residential home sales within the Northeast region.  No new residential development projects will be started until the market stabilizes.

For the fiscal year ended October 31, 2013, or Fiscal 2013, we intend to continue selective sales of land, some of which may be treated as 1031 tax deferred exchanges under the Internal Revenue Code of 1986, as amended.

Executive Officers of the Registrant

Name and Title	Age	Office Held Since
Bruce Beaty, President and Chief Executive Officer	54	2011
Richard T. Frey, Vice President and Chief Operating Officer	62	2012
Cynthia A. Van Horn, Chief Financial Officer and Treasurer	48	2012

Bruce Beaty has served as President and Chief Executive Officer of Blue Ridge and Big Boulder since his appointment on August 12, 2011.  Mr. Beaty has served as a Director of the Companies since April 2006.  In addition, Mr. Beaty has been the Managing Partner of Asterion Capital LLC, an investment management firm based in Stamford, Connecticut, since he founded that company in February 2004.

Richard T. Frey has served as Chief Operating Officer of Blue Ridge and Big Boulder since January 1, 2012.  Since October 2001, Mr. Frey has served as Vice President.  From 1992 until October 2001, Mr. Frey was employed as our Director of Food Services at both the Jack Frost Mountain and Big Boulder Ski Areas.

Cynthia A.  Van Horn has served as the Companies’ Chief Financial Officer and Treasurer since January 1, 2012.  From October 1996 until December 31, 2011, Mrs. Van Horn served as Controller.  From November 1995 until October 1996, Mrs. Van Horn was employed as the Companies’ Accounting Manager.

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

•

national and local economic climate.

A continued downturn in the demand for residential real estate or the increase in the supply of real estate available for sale and declining prices, could continue to adversely impact our business.

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

During 2011, we recorded total asset impairment costs of $70,700 which related to the write-down of two properties in Saylorsburg, Pennsylvania due to current market conditions.  If market conditions were to continue to deteriorate, and the market values of our home sites, remaining homes held in inventory and other land developments were to fall below the book value of these assets, we could be required to take additional write-downs of the book value of those assets.

If we are not able to obtain suitable financing, our business and results of operations may decline.

Our business and earnings depend substantially on our ability to obtain financing for the development of our residential communities, whether from bank borrowings, public offerings or private placements of debt or equity.  Our $9,000,000 revolving credit facility has expired and our $3,100,000 on demand line of credit has on outstanding balance of $2,221,237 as of October 31, 2012. Approximately $14,659,000 of our long term debt is due and payable at various times from October 2014 through August 2031.

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

We have one revolving credit facility available to provide a source of funds for operations, capital expenditures and other general corporate purposes.  The credit facility contains financial covenants that we must meet on an annual basis.  These covenants require, among other things, that the Companies comply with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies did not meet the required debt service coverage ratio at October 31, 2012 and 2011 and have obtained waivers from the Bank for this covenant.  Future compliance with this covenant will be challenging if we continue to experience significant operating losses, asset impairments, abandonments, pension plan losses and other reductions in our net worth.

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

As of January 28, 2013, Kimco Realty Services, Inc., a wholly-owned subsidiary of Kimco Realty Corporation, owned at least 1,425,154 shares, or approximately 58% of our outstanding voting stock. Kimco Realty Services is able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate actions, such as mergers and other business combination transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control over us unless it is supported by Kimco Realty Services.  Accordingly, your ability to influence us through voting your shares is very limited.

Mr. Frederick N. Kurz, Jr., the Chairman of our Board of Directors, is also Vice President and General Manager of Kimco Realty Corporation.  Mr. Michael J. Flynn, who served as Chairman of our board of directors until April 2012, was also President, Chief Operating Officer and Vice Chairman of the board of directors of Kimco Realty Corporation until his retirement on December 31, 2008.  In addition, Mr. Patrick M. Flynn, who served as one of our directors and was our President and Chief Executive Officer until his resignation on August 12, 2011, was also a Managing Director of Real Estate at Kimco Realty Corporation.  Finally, Mr. Milton Cooper, who served as one of our directors until April 2012, also serves as Executive Chairman of the board of directors of Kimco Realty Corporation.

Our common stock is thinly traded. Our stock price may fluctuate more than the stock market as a whole.

As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies.  Of the 2,450,424 shares of our common stock outstanding as of January 28, 2013, approximately 42% of such shares are beneficially owned by persons other than Kimco Realty Services, our controlling shareholder.  Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

ITEM 2.  PROPERTIES

Blue Ridge Real Estate Company

At October 31, 2012, the properties of Blue Ridge and its subsidiaries consisted of 13,045 acres of land owned by Blue Ridge, Northeast Land Company, Coursey Commons Shopping Center, LLC, Flower Fields Motel, LLC, Blue Ridge WNJ, LLC and Blue Ridge WMN, LLC.  These properties included the Jack Frost National Golf Course, a commercial property comprised of 2.9 acres of vacant land, one shopping center, four residential investment properties, a sewage treatment facility, a corporate headquarters building and other miscellaneous facilities.  At October 31, 2012, Blue Ridge also owned two retail stores leased to affiliates of Walgreen Company.

At October 31, 2012 Blue Ridge owned 13,032 acres of land in the Pocono Mountain region of Northeast Pennsylvania.  The majority of this property is leased to various hunting clubs.  Blue Ridge owns and leases to Jack Frost National Golf Course, Inc. an 18-hole golf facility known as Jack Frost National Golf Club, which is located on 203 acres near White Haven, Carbon County, Pennsylvania.  It commenced operations on April 20, 2007 and is managed by Billy Casper Golf, LLC, an unaffiliated third party operator.  Blue Ridge owns three residential investment properties, two of which are located in our resort communities.  Blue Ridge owns a sewage treatment facility that serves the resort housing at the Jack Frost Mountain Ski Area. The facility has the capacity of treating up to 400,000 gallons of wastewater per day.  Blue Ridge also owns The Stretch, an exclusive members-only fishing club located along a two mile stretch of the Tunkhannock Creek in Blakeslee, Pennsylvania.  Blue Ridge’s corporate office building is located at the intersection of Route 940 and Mosey Wood Road in Blakeslee, Pennsylvania.

During Fiscal Year 2012, Blue Ridge owned and leased to Jack in the Box Eastern Division, L.P., a retail store located in Anahuac, Texas.  The property consisted of a free standing Jack in the Box restaurant, including 1 acre of land, with approximately 4,981 square feet of leasable space. On November 30, 2011, Blue Ridge sold the Jack in the Box including 1 acre of land to Phyllis Enfield Trust and the lease was terminated.

During Fiscal Year 2012, Blue Ridge owned the Jack Frost Mountain Ski Area’s properties, located on approximately 201 acres of land, which were leased under a direct financing lease to JFBB Ski Areas, Inc., an affiliate of Peak Resorts, for a 28 year period beginning December 1, 2005.  On December 15, 2011, Blue Ridge sold the Jack Frost Mountain Ski Area to JFBB Ski Areas, Inc.

Northeast Land Company owns 89 acres of land located in the Pocono Mountains.

Coursey Commons Shopping Center, located in East Baton Rouge Parrish, Louisiana, is owned by Coursey Commons Shopping Center, LLC, a wholly-owned subsidiary of Blue Ridge.  The center consists of 9.4 acres, which includes approximately 67,750 square feet of retail space.  As of October 31, 2012, there were 16 tenants leasing 62,955 square feet, which represents 93% of the total square footage.

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

Big Boulder Corporation

At October 31, 2012, the properties owned by Big Boulder consisted of 749 acres located in the Pocono Mountains.  The properties included a sewage treatment facility, the Boulder View Tavern and the Big Boulder Lake Mountain Club.

During Fiscal 2012, Big Boulder owned the Big Boulder Ski Area, located on approximately 110 acres of land, which was leased under a direct financing lease to JFBB Ski Areas Inc., an affiliate of Peak Resorts, for a 28 year period beginning December 1, 2005.  On December 15, 2011, Big Boulder sold the Big Boulder Ski Area to JFBB Ski Areas, Inc.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK AND DIVIDEND INFORMATION

Market Price of Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol “BLRGZ.”  There has been a limited and sporadic trading market for our common stock.  Our management does not believe such limited activity constitutes an established public trading market.  As of January 28, 2013, we had approximately 350 holders of record of our common stock.

The following table sets forth the high asked and low bid price quotations as reported on the monthly statistical reports of the National Association of Securities Dealers, Inc. for each quarter of Fiscal 2012 and 2011. No dividends were paid on common stock in any such period.

Fiscal Year 2012	HIGH ASKED	LOW BID
First Quarter	8.00	5.30
Second Quarter	11.62	7.00
Third Quarter	10.00	8.00
Fourth Quarter	8.01	8.00

Fiscal Year 2011	HIGH ASKED	LOW BID
First Quarter	8.05	5.00
Second Quarter	10.05	8.00
Third Quarter	9.00	5.76
Fourth Quarter	8.90	4.75

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

STOCK PERFORMANCE GRAPH

The following graph compares the percentage change in the cumulative total shareholder return on our common stock (BLRGZ) during the Companies’ five fiscal years ended October 31, 2012 to the cumulative total return of the NASDAQ Composite Index (IXIC) and the PHLX Housing Sector (HGX) Index during such period.

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

COMBINED SUMMARY OF SELECTED FINANCIAL DATA

	10/31/12	10/31/11	10/31/10	10/31/09	10/31/08
Revenues from continuing operations	$7,129,708	$5,679,146	$5,414,279	$15,497,265	$9,768,741
Net loss from continuing operations	($1,214,912)	($2,587,540)	($3,815,759)	($250,859)	($1,682,876)
Net loss from continuing operations per combined share	($0.49)	($1.06)	($1.56)	($0.10)	($0.69)
Revenues from discontinued operations	$26,915	$509,608	$472,951	$399,401	$389,372
Net (loss) income from discontinued operations	($43,722)	$112,775	$406,679	$400,105	$397,246
Net (loss) income from discontinued operations per combined share	($0.02)	$0.05	$0.17	$0.16	$0.16
Net (loss) income	($1,258,634)	($2,474,765)	($3,409,080)	$149,246	($1,285,630)
Net (loss) income per combined share	($0.51)	($1.01)	($1.39)	$0.06	($0.52)
Cash dividends per combined share	$0	$0	$0	$0	$0
Combined shares outstanding	2,450,424	2,450,424	2,450,424	2,450,424	2,450,424
Total assets	$50,571,492	$65,105,709	$70,257,390	$72,959,381	$79,033,616
Debt (includes discontinued operations)	$16,880,416	$28,123,504	$28,947,454	$26,294,719	$31,273,294
Shareholders' equity	$27,820,445	$29,753,937	$32,797,583	$35,831,330	$37,022,179

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

At October 31, 2012, we owned 13,781 acres of land in Northeastern Pennsylvania along with 13 acres of land in various other states.  Of these land holdings, we designated 3,012 acres as held for development, 377 acres as held for sale and 1 acre for discontinued operations.  It is expected that all of our planned developments will either be subdivided and sold as parcels of land, or be developed into single and multi-family housing.

The real estate industry is cyclical and is subject to numerous economic factors including general business conditions, changes in interest rates, inflation and oversupply of properties.  Any sustained period of weakening business or economic conditions will impact the demand for the type of properties we intend to develop. Management continues to monitor the progress of residential home sales within the Northeast region.  No new residential development projects will be started until the market stabilizes.

With recent changes in management and in light of the economic environment, we will continue to evaluate our strategic plan and our master development plan. We have reviewed the Companies’ land inventory, oil, gas and mineral rights and development portfolio with a view to maximize shareholder value. As in the past, we will continue to consider opportunistic asset sales of non-core investment properties as a means of funding future operations.

For Fiscal 2013, we intend to continue selective sales of land, some of which may be treated as Section 1031 tax deferred exchanges under the Internal Revenue Code.

We also have generated revenue through the selective timbering of our land.  We rely on the advice of our forester, who is engaged on a consulting basis and who receives a commission on each stumpage contract, for the timing and selection of certain parcels for timbering.  Our forester gives significant attention to protecting the environment and maximizing the value of these parcels for future timber harvests.  We have not entered into any new timber harvest contracts for the timbering of our lands in order to provide ample time for the regeneration of trees.  Our forester will monitor the growth and timbering will resume when maximum value can be attained.

The Jack Frost National Golf Course opened in the spring of 2007.  The golf course is managed by Billy Casper Golf, LLC, a nationally-recognized golf course management company.  With a continued emphasis on course maintenance, along with the natural maturation of the fairways, Jack Frost National has become one of the premier golf facilities in Northeastern Pennsylvania. Year to year financial performance continues to improve.

As a result of the Companies’ focus on real estate activities, we present our balance sheet in an unclassified presentation using the alternate format in order to reflect our assets and liabilities in order of their importance.

Recent Developments

As of January 28, 2013, we expect all of the newly constructed condominium units at Boulder Lake Village in Lake Harmony, Pennsylvania will be sold by the end of our second quarter in Fiscal 2013.

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

Deferred income consists of rents, dues and deposits on land or home sales. These rents, which are not yet earned, are rents from our commercial properties that have been paid in advance.  Dues are dues paid in advance related to memberships in our hunting and fishing clubs and golf course memberships paid.  Revenues related to the hunting and fishing clubs and golf course memberships are recognized over the seasonal period that the dues cover.  We recognize revenue related to the fishing club over a five month period, from May through September, and the golf course over a seven month period, from April through October.  Deposits are required on land and home sales.   Also included in deferred income is a reimbursement from the Pennsylvania Department of Transportation for the cost of a sewer line.  Income will be recognized over the depreciation period.  This sewer line has not yet been placed in service.

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

We sponsor a defined benefit pension plan as detailed in footnote 8 to the accompanying combined financial statements.  The accounting for pension cost is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases.  Changes in these key assumptions can have a significant effect on the pension plan’s impact on the Companies’ financial statements.  We engage the services of an independent actuary and investment consultant to assist us in determining these assumptions and in calculating pension income.  The pension plan is currently underfunded and accordingly the Companies have made contributions to the fund of $564,358 and $637,600 in Fiscal 2012 and Fiscal 2011, respectively.  The Companies expect to contribute $278,913 to the pension plan in Fiscal 2013.   Future benefit accruals under the pension plan ceased as of August 31, 2010.  The Companies also have in place a 401(k) pension plan that is available to all full time employees.  Effective August 1, 2010, the Companies match 50% of employee salary deferral contributions up to 3% of their pay for each payroll period.

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

Results of Operations

FISCAL 2012 VERSUS FISCAL 2011

Net Income

   For Fiscal 2012, we reported a net loss of ($1,258,634), or ($0.51) per combined share, as compared with a net loss of ($2,474,765), or ($1.01) per combined share for Fiscal 2011.

Revenues

   Combined revenue of $7,129,708 in Fiscal 2012 represents an increase of $1,450,562, or 26%, compared to $5,679,146 for Fiscal 2011. Real Estate Management Operations/Rental Operations revenue decreased $18,535, or 1%, compared to Fiscal 2011.  Land Resource Management revenue increased $1,469,097, or 51%, compared to Fiscal 2011.

Real Estate Management/Rental Operations

   The Real Estate Management Operations/Rental Operations revenue was $2,787,941 in Fiscal 2012 as compared to $2,806,476 in Fiscal 2011, which represented a decrease of $18,535, or 1%. This was primarily attributable to a decrease in water testing revenue of $18,970, or 40%.

Land Resource Management

   Land Resource Management revenue was $4,341,767 in Fiscal 2012 as compared to $2,872,670 for Fiscal 2011, an increase of $1,469,097, or 51%. In Fiscal 2012, new homes sales consisted of nine condominiums in Boulder Lake Village development ($2,034,000) and three duplexes in the Laurelwoods II development ($667,000) totaling $2,701,000 as compared to four condominiums in the Boulder Lake Village development ($1,198,700) and two duplexes in the Laurelwoods II development ($631,615) totaling $1,830,615 in Fiscal 2011, for an increase of $870,385, or 47%. Timbering revenue in Fiscal 2012 was $318,817 as compared to $77,900 for Fiscal 2011, an increase of $240,917 or greater than 100%. Jack Frost National Golf Course revenue in Fiscal 2012 was $989,902 as compared to $798,139 for Fiscal 2011, an increase of $191,763, or 24% primarily driven by increased green fees ($101,676), cart rentals ($38,456), retail ($19,945), and food and beverage sales ($28,585).

Operating Costs

   Real Estate Management/Rental Operations

   Operating costs associated with Real Estate Management Operations/Rental Operations for Fiscal 2012 were $1,944,426 as compared to $1,981,324 for Fiscal 2011, which represents a decrease of $36,898, or 2%. This was primarily the result of reclassified operating expenses related to the Jack Frost and Big Boulder ski areas and the Jack in the Box and Maple Terrace investment properties to discontinued operations. Rental revenues also decreased as the Applebee investment property was sold in September 2011.

   Land Resource Management

   Operating costs associated with Land Resource Management for Fiscal 2012 were $4,670,340 compared to $4,436,374 for Fiscal 2011, an increase of $233,966, or 5%.  Construction costs for Fiscal 2012 were $1,324,598 compared to $1,092,851 for Fiscal 2011, an increase of $231,747, or 21%. For Fiscal 2012, nine condominium units and three duplex units were sold as compared to four condominium units and two duplex units sold in Fiscal 2011. Operating and sales expenses decreased $138,431, or 8%. Impairments decreased $676,651, which was offset by increases in interest ($130,373), professional service fees ($121,256), commissions ($46,590), supplies and services ($105,233) and salaries with corresponding payroll taxes and benefits ($16,921).    The cost of sales for land and buildings for Fiscal 2012 was $314,709 compared to $123,004 for Fiscal 2011, an increase of $191,705, or greater than 100%.

   General and Administration

   General and administration costs for Fiscal 2012 were $1,881,691, as compared with $1,791,381 for Fiscal 2011, which represents an increase of $90,310, or less than 1%. This increase was primarily the result of increased salaries, payroll taxes and benefits ($77,830), pension expense ($104,744) and director fees ($22,750). These increases were offset by decreases in consultants ($82,752) and professional fees ($15,919).

Other Income (Expense)

   Interest and other income was $3,315 in Fiscal 2012, as compared to $11,259 in Fiscal 2011, a decrease of $7,944, or 71% relating to miscellaneous revenue administration.

   Interest expense for Fiscal 2012 was $1,128,087 as compared to $1,415,031 for Fiscal 2011, a decrease of $286,944, or 20%. This decrease was primarily attributable to a decrease in interest expense associated with the companies operating lines of credit related to infrastructure costs ($185,687) and general operating expenses ($73,298). There was no capitalized interest in Fiscal 2012.

Discontinued Operations

   Due to management’s decision to sell the two ski areas, two commercial properties and the transfer of one investment property to assets of discontinued operations, the results of operations for these five properties for Fiscal 2012 and 2011 are being reported as discontinued operations. Future cash flows and operating results for the two ski areas, two commercial properties and one investment property will no longer be reported in the Real Estate Management / Rental segment. The loss resulting from the sale of the two ski areas (reported as a valuation allowance), impairment expense of the investment property and the gain resulting from the sale of the Jack in the Box and the Applebee’s are no longer reported in the Land Resource Management segment.

   The net income before taxes from the discontinued operations for the Applebee’s in Fiscal 2012 was $0 as compared to $84,075 (including $25,721 gain on disposal) in Fiscal 2011.  The Applebee’s was purchased February 25, 2010 and sold September 30, 2011.

   The net income before taxes from discontinued operations for the Jack in the Box was $12,851 (including $9,402 gain on disposal) in Fiscal 2012 versus $19,063 in Fiscal 2011.  The Jack in the Box was sold on November 30, 2011.

  The net loss before taxes from discontinued operations for the Jack Frost Mountain and Big Boulder ski areas was $7,328 in Fiscal 2012 compared to the net income before taxes from discontinued operations of $57,669 (including $502,000 asset valuation) in Fiscal 2011.  The sale transaction on December 15, 2011 resulted in a loss; therefore an allowance of $502,000 was reported in Fiscal 2011.

   The net loss before taxes from discontinued operations for the Saylorsburg, Pennsylvania investment property was $72,245 (including $63,700 impairment expense) in Fiscal 2012 compared to a net income before taxes from discontinued operations of $8,968 in Fiscal 2011.

Tax Rate

   The effective tax rate for income taxes (benefit) was 34% in Fiscal 2012 as compared to 34% in Fiscal 2011.

Results of Operations

FISCAL 2011 VERSUS FISCAL 2010

Net Income

   For Fiscal 2011, we reported a net loss of ($2,474,765), or ($1.01) per combined share, as compared with a net loss of ($3,409,080), or ($1.39) per combined share for Fiscal 2010.

Revenues

   Combined revenue of $5,679,146 in Fiscal 2011 represents an increase of $264,867, or 5%, compared to $5,414,279 for Fiscal 2010. Real Estate Management Operations/Rental Operations revenue decreased $50,790, or 2%, compared to Fiscal 2010.  Land Resource Management revenue increased $315,657, or 12%, compared to Fiscal 2010.

Real Estate Management/Rental Operations

   The Real Estate Management Operations/Rental Operations revenue was $2,806,476 in Fiscal 2011 as compared to $2,857,266 in Fiscal 2010, which represented a decrease of $50,790, or 2%. This was primarily attributable to a decrease in new home construction revenue resulting from management’s decision to stop accepting new home construction contracts as of July 1, 2008. For Fiscal 2011 and 2010, there were no new homes under construction.

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

Operating Costs

   Real Estate Management/Rental Operations

   Operating costs associated with Real Estate Management Operations/Rental Operations for Fiscal 2011 were $1,981,324 as compared to $2,122,585 for Fiscal 2010, which represents a decrease of $141,261 or 7%. For Fiscal 2011, construction costs of $250 and operating expenses of $0 for residual work on existing residential housing units as compared to Fiscal 2010 construction costs of $77,428 and operating expenses of $113,134 for residual work on existing residential housing units, a decrease of $190,312, or 100%. This was primarily attributable to a decrease in new home construction resulting from management’s decision to stop accepting new home construction contracts as of July 1, 2008. For Fiscal 2011 and 2010, there were no additional homes under construction.  All outstanding construction contracts have been completed. This was offset by increased operating expenses for real estate taxes ($57,815), repairs and maintenance ($12,026), insurance ($7,872) and supplies ($5,408) relating to the land leased to various hunting clubs and the Stretch fishing club.

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

Discontinued Operations

      Due to management’s decision to sell the two ski areas, two commercial properties and the transfer of one investment property to assets of discontinued operations, the results of operations for these five properties for Fiscal 2011 and 2010 are being reported as discontinued operations. Future cash flows and operating results for the two ski areas, two commercial properties and one investment property will no longer be reported in the Real Estate Management / Rental segment. Both the loss resulting from the sale of the two ski areas (reported as a valuation allowance), and the gain resulting from the sale of the Jack in the Box and the Applebee’s are no longer reported in the Land Resource Management segment.

   The net income before taxes from the discontinued operations for the Applebee’s in Fiscal 2011 was $84,075 (including $25,721 gain on disposal) as compared to $41,591 in Fiscal 2010.  The increase of $42,484 includes the gain on the sale of the property and two additional months of operation.  The Applebee’s was purchased February 25, 2010 and sold September 30, 2011.

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

   The net income before taxes from discontinued operations for the Saylorsburg, Pennsylvania investment property was $8,968 in Fiscal 2011 compared to $11,241 in Fiscal 2010.

Tax Rate

   The effective tax rate for income taxes (benefit) was 34% in Fiscal 2011 as compared to 37% in Fiscal 2010.  The rate is different than the United States Federal statutory rate of 34% in Fiscal 2010 primarily due to the impact of state income taxes and non-deductible expenses.

Liquidity and Capital Resources:

   The Combined Statement of Cash Flows reflects net cash provided by operating activities of $1,567,876 for Fiscal 2012, net cash used in operating activities of $208,000 for Fiscal 2011 and net cash used in operating activities of $847,826 for Fiscal 2010.  The increase in net cash provided by operating activities for Fiscal 2012 was primarily attributable to increased sales in land and real estate development, decreased net loss and decreased impairment expense.

   Material non-recurring cash items during the past three years include the sales of the Jack Frost Mountain Ski Area for $5,650,000, Big Boulder Ski Area for $3,350,000 and the Jack In The Box in Wallisville, Texas for $1,911,419 in Fiscal 2012 and the Applebee’s in Fort Collins, Colorado for $1,450,000 in Fiscal 2011.

   On September 30, 2011, the Companies sold the Applebee’s located in Fort Collins, Colorado.  A portion of the proceeds from the sale were used to pay off the Deed of Trust and Security Agreement and Purchase Money Promissory Note held by The Stephen A. Grove Descendants Trust in the amount of $670,000, which encumbered the property.

   On July 29, 2010, the Companies entered into a Loan Agreement (the “Loan”) and Term Note (the “Note”) with the Bank in the amount of $2,600,000.  The principal amount of the Loan was to be paid in full on July 29, 2011.  Effective as of July 29, 2011, the Companies entered into the Amended and Restated Note with the Bank (the “Amended and Restated Note”), which increased the loan by an aggregate of $2,000,000 to $4,600,000 and extended the maturity date of the Note from July 29, 2011 to December 31, 2011.  Interest is due and payable on a monthly basis and accrues at a variable rate equal (a) 3.00 percentage points above one-month LIBOR.  The Amended and Restated Note is secured by (a) Amended and Restated Mortgages granted by the Companies and their wholly owned subsidiary, Northeast Land Company, on all of the Companies’ right, title and interest in and to the land and improvements at Jack Frost Mountain Ski Area and Big Boulder Ski Area, both of which are located in Kidder Township, Carbon County, Pennsylvania and Tunkhannock Township, Monroe County, Pennsylvania; (b) a first priority perfected security interest in all non-real estate assets of each of the Companies; and (c) the unlimited and unconditional guaranty and suretyship of Kimco Realty Corporation, the Companies’ majority shareholder.  The proceeds of the Loan were used to complete construction of certain residential units and for other working capital purposes.  The additional proceeds of the Amended and Restated Note are being used for working capital purposes. On December 15, 2011, the $4,600,000 balance on this note was paid utilizing a portion of the proceeds from the sale of the Jack Frost Mountain and Big Boulder ski areas.

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

      The Companies had a $9,000,000 line of credit with the Bank to fund real estate development with a construction sublimit of $4,400,000 and site development sublimit of $4,600,000.  The interest rate on this line of credit was equal to the greater of overnight LIBOR plus 3.5% or the daily 30-day LIBOR plus 3.5%, with an interest rate floor of 5.5%.  The Companies maintain an interest reserve account which was established in the third quarter of Fiscal 2009 as security for the payment of interest with the proceeds from a sale of land.  Interest is due and payable on a monthly basis and at October 31, 2012, the interest rate equaled 5.5% and the balance of the interest reserve escrow account was $107,761.  The Companies utilized a portion of the proceeds from the sale of nine Boulder Lake Village condominium units, three Laurelwoods Longview Drive duplex units and the sale of the ski areas to repay $2,585,167 and $2,917,521 on the Construction and Site Development sublimits, respectively, during Fiscal 2012.  The remaining balance on the Construction sublimit $653,964 was transferred to the general line of credit in an effort to consolidate debt. At October 31, 2012, $0 was outstanding on each of the Construction and Site Development sublimits, respectively and the $9,000,000 line of credit has expired.

   The loan agreement requires, among other things, that the Companies comply with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies have not met the required debt service coverage ratio at October 31, 2012 and 2011 and have obtained waivers from the Bank for this covenant.

   The Companies also have a $3,100,000 line of credit with the Bank for general operations.  During Fiscal 2012 and 2011, we borrowed against the $3,100,000 line of credit in varying amounts with maximum total outstanding amounts of $2,221,237 and $2,981,012, respectively.  At October 31, 2012, $2,221,237 was outstanding on the $3,100,000 line at a 5.5% interest rate.

   The following table sets forth certain of our contractual obligations or commitments as of October 31, 2012 and their expected year of payment or expiration.

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lines of Credit	$2,221,237	$2,221,237	$0	$0	$0
Long-Term Debt	14,561,754	360,052	7,330,713	571,128	6,299,861
Capital Leases	97,425	47,442	49,983	0	0
Debt Subtotal	$16,880,416	$2,628,731	$7,380,696	$571,128	$6,299,861
Fixed Rate Interest	7,049,015	916,129	1,873,791	911,333	3,347,762
Variable Rate Interest (1)	867,053	123,865	371,594	247,729	123,865
Interest Subtotal	$7,916,068	$1,039,994	$2,245,385	$1,159,062	$3,471,627
Pension Contribution Obligations (2)	278,913	278,913	0	0	0
Total Contractual Obligations	$25,075,397	$3,947,638	$9,626,081	$1,730,190	$9,771,488

(1)

The variable rate interest is calculated based on the outstanding balances and the interest rate in effect as of October 31, 2012.

(2)

 The pension contribution obligations are for Fiscal 2013.  Estimated funding obligations beyond the current fiscal year are not presented because the requirements fluctuate based on the performance of the plan assets, discount rate assumptions and demographics.

      We currently anticipate that the funds needed for future operations and to implement our land development strategy will be satisfied through operating cash, borrowed funds, public offerings or private placements of debt or equity and reinvested profits from completed and sold units or lots. We expect that with respect to land development, future construction will be conducted in phases, with the profits from each phase used to fund additional future construction. Future construction will be implemented in phases as to reduce market risk associated with changing economic conditions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At October 31, 2012, our variable rate indebtedness represented 13% of our total debt outstanding.  Our average interest rate is based on our various credit facilities and our market risk exposure fluctuates based on changes in underlying interest rates.  We do not believe that the interest rate risk associated with our variable rate debt could have a material impact on the combined financial statements.  Our fixed and variable debt as of October 31, 2012 is detailed as follows:

Long-term debt:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Fixed rate	$14,659,179	$407,494	$7,380,696	$571,128	$6,299,861
Average interest rate		6.22%	5.72%	6.90%	6.90%

Variable rate	2,221,237	2,221,237	0	0	0
Average interest rate		5.50%
	$16,880,416	$2,628,731	$7,380,696	$571,128	$6,299,861

   Exposure to market risk may also exist in our mortgages receivable issued in connection with land sales.  Mortgages receivable are considered fully collectible by management and accordingly, no allowance for loan losses is considered necessary.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have listed the combined financial statements required under this Item in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K. We have listed the financial statement schedule required under Regulation S-X in Part IV, Item 15(a)(2) of this Annual Report on Form 10-K. The financial statements and schedule appear in this Annual Report on Form 10-K beginning on page F-3.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

a)  Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

b)

Management’s Annual Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting for the Companies.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(i)

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We assessed the effectiveness of our internal control over financial reporting as of October 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, we concluded that our internal control over financial reporting was effective as of October 31, 2012.

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

c)  Change in Internal Control over Financial Reporting.

As previously reported in Item 9A of our Form 10-K/A (Amendment No. 3) for the fiscal year ended October 31, 2011, filed on December 18, 2012, or the Form 10-K/A, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of (i) the design and operation of our disclosure controls and procedures that were in place as of October 31, 2011 and (ii) our internal control over financial reporting as of October 31, 2011.  Based upon that re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in the internal control over financial reporting discussed below, (i) our disclosure controls and procedures and (ii) our internal control over financial reporting were not effective as of October 31, 2011.  The control deficiency related to the financial results from certain properties, described in the Form 10-K/A, sold or held for sale by the Companies in 2011 which should have been, but had not been, reported in discontinued operations for periods prior to the respective dates of their disposition.  Management had previously determined that treating the properties as discontinued operations would not have had a material effect on the Companies’ statement of operations for the fiscal year ended October 31, 2011, and further analysis led management to the same conclusion with respect to the fiscal year ended October 31, 2010.  However, further analysis of some of the other periods covered by the statements of operations included in the periodic reports referenced in the Form 10-K/A, particularly the statement of operations for the fiscal year ended October 31, 2009, led management to conclude that restatement would be appropriate.  Accordingly, the Companies restated the financial statements for all relevant periods in the periodic reports referenced in the Form 10-K/A to include the properties in discontinued operations.  The restatement did not affect the Companies’ net income (loss) for the relevant periods.

To address the material weakness, we undertook the following remedial steps during the fiscal quarter ended October 31, 2012: Management revised the internal control procedure related to the Financial Reporting Cycle.  The quarterly Disclosure Committee meeting will review the adequate criteria of classifying any long-lived asset to “Held for Sale”.  Review will include materiality analysis for all periods presented in the financial report and a determination made as to whether or not separate presentation of discontinued operations is required.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described above and employ any additional tools and resources as appropriate to provide reasonable assurance that our financial statements are fairly stated in all material respects.

Other than the remedial steps described above, there has not been any change in the Companies' internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(e) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to executive officers is set forth in Part 1 Item 1 of Form 10-K. “Executive Officers of the Registrant”.  Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”) under the captions “Proposal 1 - Election of Directors” and “The Boards of Directors and Committees of the Boards”  to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K or an amendment to this Annual Report on Form 10-K/A, and is incorporated herein by reference.

Our Code of Ethics for our executive officers and senior financial officers and the charter of the Audit Committee of our Boards of Directors are posted on our website at http://www.bouldercreekresort.com/investor.asp and are available in print, free of charge, upon request,

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will be set forth under the caption “Executive Compensation” in our 2012 Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or an amendment to this Annual Report on Form 10-K/A, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2012 Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K or an amendment to this Annual Report on Form 10-K/A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is set forth in the Notes to Combined Financial Statements, Note 17, under the caption “Related Party Transactions”, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will be set forth under the caption “Independent Registered Public Accounting Firm - Principal Accounting Fees and Services” in our 2012 Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or an amendment to this Annual Report on Form 10-K/A, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) As noted below, the following financial statements of ours, supplementary data and related documents are incorporated herein by reference to other portions of this Annual Report on Form 10-K:

•

Report of Independent Registered Public Accounting Firm on Combined Financial Statements, dated January 29, 2013 (appears in this Annual report on Form 10-K on page F-1).

•

Report of Independent Registered Public Accounting Firm, dated January 29, 2013 (appears in this Annual Report on Form 10-K on page F-2).

•

Combined Balance Sheets as of October 31, 2012 and 2011 (appears in this Annual Report on Form 10-K beginning on page F-3).

•

Combined Statements of Operations for each of the years ended October 31, 2012, 2011 and 2010 (appears in this Annual Report on Form 10-K beginning on page F-4).

•

Combined Statements of Changes in Shareholders’ Equity for each of the years ended October 31, 2012, 2011 and 2010 (appears in this Annual Report on Form 10-K beginning on page F-5).

•

Combined Statements of Cash Flows for each of the years ended October 31, 2012, 2011 and 2010 (appears in this Annual Report on Form 10-K beginning on page F-7).

•

Notes to Combined Financial Statements (appears in this Annual Report on Form 10-K beginning on page F8).

•

Quarterly Financial Information (unaudited) (appears in this Annual Report on Form 10-K beginning on page F-30).

(a)(2) Financial Statement Schedules

The following is a list of financial statement schedules filed as part of this Annual Report on Form 10-K.  The report of Independent Registered Public Accounting Firm for the financial statement schedule appears on page F-1 of this Annual Report on Form 10-K.  All other schedules omitted herein are so omitted because either (1) they are not applicable, (2) the required information is shown in the financial statements or (3) conditions are present which permit their omission, as set forth in the instructions pertaining to the content of financial statements:

•

Schedules: III.  Real Estate and Accumulated Depreciation (appears in this Annual Report on Form 10-K beginning on page F-31)

(b)  Exhibits, Including Those Incorporated by Reference

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firmon Financial Statement Schedules

To the Board of Directors and the Shareholders of

Blue Ridge Real Estate Company

and Big Boulder Corporation

We have audited the combined financial statements of Blue Ridge Real Estate Company and Subsidiaries and Big Boulder Corporation and Subsidiaries (the “Companies”) as of October 31, 2012 and 2011, and for each of the three years in the period ended October 31, 2012, and have issued our report thereon dated January 29, 2013; such financial statements and report are included in your October 31, 2012 Annual Report on Form 10-K and are incorporated herein by reference.  Our audits also included the combined financial statement schedule of the Companies listed in Item 15.  This financial statement schedule is the responsibility of the Companies’ management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/Kronick Kalada Berdy & Co., P.C.

Kingston, Pennsylvania

January 29, 2013

Report of Independent Registered Public Accounting Firm

Boards of Directors and Shareholders

Blue Ridge Real Estate Company

and Big Boulder Corporation

We have audited the accompanying combined balance sheets of Blue Ridge Real Estate Company and Subsidiaries and Big Boulder Corporation and Subsidiaries as of October 31, 2012 and 2011, and the related combined statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2012.  These financial statements are the responsibility of the Companies’ management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Real Estate Company and Subsidiaries and Big Boulder Corporation and Subsidiaries at October 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kronick Kalada Berdy & Co., P.C.

Kingston, Pennsylvania

January 29, 2013

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED BALANCE SHEETS

October 31, 2012 and 2011

ASSETS	10/31/12	10/31/11

Land and land development costs (3,012 and 3,388 acres per land ledger, respectively)	$20,352,066	$20,642,787
Land improvements, buildings and equipment, net	21,043,068	22,438,253
Land held for investment, principally unimproved (10,404 and 10,407 acres per land ledger, respectively)	6,848,390	6,848,488
Long-lived assets held for sale (377 and 6 acres per land ledger, respectively)	846,174	2,941,148
Cash and cash equivalents	497,409	377,158
Cash held in escrow	205,493	211,881
Prepaid expenses and other assets	468,828	483,434
Accounts receivable and mortgages receivable	143,382	160,290
Assets of discontinued operations (1 and 312 acres per land ledger, respectively)	166,682	11,002,270
Total assets	$50,571,492	$65,105,709

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Debt	$16,880,416	$27,113,120
Accounts payable	140,956	437,783
Accrued liabilities	311,097	415,935
Deferred income	695,981	733,734
Amounts due to related parties	0	24,792
Accumulated deferred income taxes	481,633	2,303,708
Accrued pension expense	4,240,964	3,312,316
Liabilities of discontinued operations	0	1,010,384
Total liabilities	22,751,047	35,351,772

COMBINED SHAREHOLDERS' EQUITY:
Capital stock, without par value, stated value $.30 per
combined share, Blue Ridge and Big Boulder each
authorized 3,000,000 shares, each issued 2,732,442	819,731	819,731
Capital in excess of stated value	19,829,475	19,829,475
Earnings retained in the business	12,203,825	13,462,459
Accumulated other comprehensive loss	(2,947,179)	(2,272,321)
Shareholders’ equity before capital stock in treasury	29,905,852	31,839,344
Less cost of 282,018 combined shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders' equity	27,820,445	29,753,937
Total liabilities and shareholders’ equity	$50,571,492	$65,105,709

The accompanying notes are an integral part of the combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

for the years ended October 31, 2012, 2011 and 2010

	10/31/12	10/31/11	10/31/10
Revenues:
Real estate management revenue	$997,854	$993,602	$1,063,270
Land resource management revenue	4,341,767	2,872,670	2,557,013
Rental income revenue	1,790,087	1,812,874	1,793,996
Total revenues	7,129,708	5,679,146	5,414,279
Costs and expenses:
Real estate management costs	1,010,413	1,016,444	1,127,137
Land resource management costs	4,670,340	4,436,374	5,612,485
Rental income costs	934,013	964,880	995,448
General and administration expense	1,881,691	1,791,381	2,438,220
Gain on sale of assets	(4,609)	(19,165)	0
Total costs and expenses	8,491,848	8,189,914	10,173,290
Loss from continuing operations	(1,362,140)	(2,510,768)	(4,759,011)

Other income and (expense):
Interest and other income	3,315	11,259	21,591
Interest expense (net of capitalized interest of $0 in 2012, $198,728 in 2011 and $312,944 in 2010)	(1,128,087)	(1,415,031)	(1,261,339)
Total other income and expense	(1,124,772)	(1,403,772)	(1,239,748)

Loss from continuing operations before income taxes	(2,486,912)	(3,914,540)	(5,998,759)

(Credit) provision for income taxes on continuing operations:
Current income taxes on continuing operations	67,000	2,000	(3,000)
Deferred income taxes on continuing operations	(1,339,000)	(1,329,000)	(2,180,000)
Total (credit) provision for income taxes on continuing operations	(1,272,000)	(1,327,000)	(2,183,000)

Net loss before discontinued operations	(1,214,912)	(2,587,540)	(3,815,759)

Discontinued operations (including $82 gain and $476,279 loss on disposals in 2012 and 2011, respectively)	(66,722)	169,775	616,679

Provision (credit) for income taxes on discontinued operations:
Current income taxes on discontinued operations	(1,000)	0	0
Deferred income taxes on discontinued operations	(22,000)	57,000	210,000
Total provision (credit) for income taxes on discontinued operations	(23,000)	57,000	210,000
Net (loss) income from discontinued operations	(43,722)	112,775	406,679
Net loss	($1,258,634)	($2,474,765)	($3,409,080)

Basic (loss) earnings per weighted average combined share:
Net loss before discontinued operations	($0.49)	($1.06)	($1.56)
Income from discontinued operations, net of tax	($0.02)	$0.05	$0.17
Total basic (loss) earnings per weighted average combined share	($0.51)	($1.01)	($1.39)

The accompanying notes are an integral part of the combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITYfor the years ended October 31, 2012, 2011 and 2010

					Accumulated
			Capital in	Earnings	Other	Capital
Capital Stock (a)			Excess of	Retained in	Comprehensive	Stock in
	Shares	Amount	Stated Value	the Business	Loss	Treasury (b)	Total
Balances, October 31, 2009	2,732,442	$819,731	$19,823,586	$19,346,304	($2,072,884)	($2,085,407)	$35,831,330

Comprehensive loss:
Net loss				(3,409,080)			(3,409,080)

Other comprehensive (loss) income:
Defined benefit pension
Deferred actuarial gain, net					362,652		362,652
Prior service costs, net					688		688
Unrecognized transition cost, net					6,104		6,104
Total defined benefit pension, net of deferred tax expense of $257,000							369,444
Total comprehensive loss							(3,039,636)

Compensation recognized under employee stock plan			5,889				5,889

Balances, October 31, 2010	2,732,442	$819,731	$19,829,475	$15,937,224	($1,703,440)	($2,085,407)	$32,797,583

Comprehensive loss:
Net loss			(2,474,765)				(2,474,765)

Other comprehensive loss:
Defined benefit pension
Deferred actuarial loss, net of deferred tax expense of $389,000					(568,881)		(568,881)
Total comprehensive loss							(3,043,646)

Balances, October 31, 2011	2,732,442	$819,731	$19,829,475	$13,462,459	($2,272,321)	($2,085,407)	$29,753,937

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITYfor the years ended October 31, 2012, 2011 and 2010

					Accumulated
			Capital in	Earnings	Other	Capital
	Capital Stock (a)		Excess of	Retained in	Comprehensive	Stock in
	Shares	Amount	Stated Value	the Business	Loss	Treasury (b)	Total
Balances, October 31, 2011	2,732,442	$819,731	$19,829,475	$13,462,459	($2,272,321)	($2,085,407)	$29,753,937

Comprehensive loss:
Net loss				($1,258,634)			($1,258,634)

Other comprehensive loss:
Defined benefit pension
Deferred actuarial loss, net of deferred tax expense of $461,000					(674,858)		(674,858)
Total comprehensive loss							(1,933,492)

Balances, October 31, 2012	2,732,442	$819,731	$19,829,475	$12,203,825	($2,947,179)	($2,085,407)	$27,820,445

(a) Capital stock, at stated value of $.30 per combined share

(b) 282,018 combined shares held in treasury, at cost at October 31, 2012, 2011, and 2010

The accompanying notes are an integral part of the combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

for the years ended October 31, 2012, 2011 and 2010

	10/31/12	10/31/11	10/31/10
Cash Flows Provided By (Used In) Operating Activities:
Net loss	($1,258,634)	($2,474,765)	($3,409,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,227,002	1,354,830	1,341,774
Impairment	70,700	1,178,651	2,376,000
Deferred income taxes	(1,361,000)	(1,272,000)	(1,970,000)
Gain on sale of assets	(14,011)	(44,886)	0
Compensation recognized under employee stock plan	0	0	5,889
Changes in operating assets and liabilities:
Cash held in escrow	6,388	393,278	436,518
Accounts receivable and mortgages receivable	16,908	249,697	(58,659)
Prepaid expenses and other assets	910,484	(105,470)	7,933
Land and land development costs	20,003	92,460	(570,414)
Long-lived assets held for sale	2,621,531	1,001,171	973,748
Accounts payable and accrued liabilities	(633,742)	(520,456)	(52,171)
Deferred income	(37,753)	(60,510)	70,636
Net cash provided by (used in) operating activities	1,567,876	(208,000)	(847,826)

Cash Flows Provided By (Used In) Investing Activities:
Proceeds from disposition of assets	2,100,749	1,440,106	0
Additions to properties	(93,481)	(429,557)	(1,542,999)
Payments received under direct financing lease arrangements	7,788,195	8,598	11,280
Net cash provided by (used in) investing activities	9,795,463	1,019,147	(1,531,719)

Cash Flows (Used In) Provided By Financing Activities:
Proceeds from debt	4,269,457	6,474,530	7,928,262
Payment of debt	(15,512,545)	(7,298,481)	(5,275,527)
Deferred financing costs	0	0	(45,000)
Net cash (used in) provided by financing activities	(11,243,088)	(823,951)	2,607,735
Net increase (decrease) in cash and cash equivalents	120,251	(12,804)	228,190
Cash and cash equivalents, beginning of period	377,158	389,962	161,772
Cash and cash equivalents, ending of period	$497,409	$377,158	$389,962

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

Long-Lived Assets Held for Sale:

   Long-lived assets held for sale primarily relate to housing units constructed in real estate developments projects.  The Companies classify assets as a long-lived asset held for sale upon the completion of construction.  The carrying value of the assets held for sale are stated at the lower of carrying value or fair market value less costs to sell.  The impairment loss for long-lived assets held for sale is the difference between their carrying value and their fair value less cost to sell.  Real estate taxes, insurance, utilities and any related interest are expensed upon completion of construction.  Also included in long-lived assets held for sale at October 31, 2012 is 376 acres of land under agreement of sale to the Conservation Fund.  If the sale closes as expected, we anticipate closing will be held in July of 2013.

Investment in Direct Financing Leases:

   The Companies’ have capitalized as the net investment in direct financing leases, the portion of the leased premises pertaining to Jack Frost Mountain and Big Boulder ski areas, which meets the criteria for accounting for these lease transactions as direct financing leases.  The accounting was based on estimates and assumptions about the fair values and estimated useful lives of the leased properties, as well as the collectibility of lease payments and recoverability of the unguaranteed residual value of the leased properties.  Management had periodically reviewed the net investment in direct financing leases for events or changes in circumstances that could impact collectibility, and recoverability of the unguaranteed residual value of leased properties and on October 31, 2011 wrote down the net investment in direct financing lease to the amount expected to be recoverable.  On December 15, 2011 the ski areas were sold.

Accounts and Mortgages Receivable:

   Accounts receivable are reported at net realizable value.  Accounts or a portion thereof are written off when they are determined to be uncollectible based upon management’s assessment of individual accounts.  An allowance for doubtful accounts, if deemed necessary, is estimated based upon a review of individual accounts.  The allowance amount was $40 at October 31, 2012 and $1,222 at October 31, 2011.

   The Companies account for mortgages receivable on a cost basis.  Interest income is recorded on a monthly basis.  Late payment fees are charged on overdue payments.  Mortgages receivable are evaluated at origination and monitored on an ongoing basis for credit worthiness.  Mortgages receivable are considered fully collectible by management and accordingly no allowance for losses is considered necessary.  Any mortgage 90 days past due is reviewed by management for collectibility.  Mortgages receivable were $0 and $2,920 at October 31, 2012 and 2011, respectively.

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

Comprehensive Income (Loss):

   The Companies’ comprehensive income (loss) differs from net income (loss) due to changes in the funded status of the Companies’ defined benefit pension plan (see Note 8).  The Companies have elected to disclose comprehensive income and loss in its Combined Statements of Changes in Shareholders’ Equity.

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

Advertising Costs:

   Advertising costs are primarily related to real estate development and golf course operation.  Advertising costs are expensed when incurred and the advertising expense for Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $22,821, $25,739, and $43,441, respectively.

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

Concentration of Credit Risk:

   Financial instruments which potentially subject the Companies to concentration of credit risk consist principally of temporary cash investments. The Companies’ temporary cash investments are held by financial institutions. The Companies have not experienced any losses related to these investments.  At October 31, 2012, the Companies had no cash in excess of the FDIC limits.

Earnings Per Share:

   Basic earnings per share is calculated based on the weighted-average number of shares outstanding.  Diluted earnings per share includes the dilutive effect of stock options, if applicable.

Business Segments:

   The Companies currently operate in two business segments, which consist of the Real Estate Management/Rental Operations and Land Resource Management segments.  Financial information about our segments can be found in Note 15.

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

   If a component of the Companies is reported as a discontinued operation, the results of operations through the date of sale, including any gain or loss recognized on the disposition, are presented on a separate line of the statements of operations.

Reclassification:

   The Companies report the results of discontinued operations as a separate component of income on the combined statements of operations under the caption discontinued operations.  This reporting presentation resulted in certain reclassifications of the 2011 and 2010 financial statement amounts.

   Certain amounts in the Fiscal 2011 and Fiscal 2010 combined financial statements have been reclassified to conform to the Fiscal 2012 presentation.

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

2.  DISCONTINUED OPERATIONS:

   On September 30, 2011, the Applebee’s located in Fort Collins, Colorado was sold and as a result the operating activity for the years ending October 31, 2011 and 2010 is being reported as a discontinued operation.  The operating results of Applebee’s were previously reported in the Rental Operations of the combined statements of operations.  At October 31, 2012 and 2011, there were no remaining assets or liabilities related to Applebee’s.

   On November 30, 2011, the Jack in the Box located in Wallisville, Texas was sold and as a result the operating activity for the years ending October 31, 2012, 2011 and 2010 is being reported as a discontinued operation.  The operating results of Jack in the Box were previously reported in the Rental Operations of the combined statements of operations.  At October 31, 2012, there were no remaining assets or liabilities related to Jack in the Box.  At October 31, 2011, there was $1,814,573 of assets related to Jack in the Box included in assets of discontinued operation and $1,010,384 of debt included in liabilities of discontinued operations on the Companies’ combined balance sheet.

   On December 15, 2011, the Jack Frost Mountain and Big Boulder ski areas were sold and as a result the operating activity for the years ending October 31, 2012, 2011 and 2010 is being reported as a discontinued operation.  The ski areas had been leased to an operator and a portion of the leased premises had been capitalized as net investment in direct financing leases. Therefore a portion of the operating results were previously reported in the Rental Operations and a portion of the operating results were previously reported in the Interest and Other Income line of the combined statements of operations.  At October 31, 2012, there were no remaining assets or liabilities related to the Jack Frost Mountain and Big Boulder ski areas.  At October 31, 2011, there was $8,955,649 of assets related to the two ski areas included in assets of discontinued operations on the Companies’ combined balance sheet and there were no liabilities.

   On September 17, 2012, the Companies signed an agreement of sale on Lot 5 Maple Terrace located in Saylorsburg, PA.  A deposit was received and the transaction is expected to close October 1, 2013.  As a result operating activity for the property is being reported as discontinued operations for the years ending October 31, 2012, 2011 and 2010.  At October 31, 2012 and 2011, there were assets related to the Maple Terrace property totaling $166,682 and $232,048 respectively, included in assets of discontinued operations and there were no liabilities.

   The combined assets and liabilities as of October 31, 2012 and 2011, and the results of operations of the properties classified as discontinued operations for the years ended October 31, 2012, 2011 and 2010, are summarized as follows:

BALANCE SHEET	10/31/12	10/31/11

ASSETS
Land improvements, buildings & equipment, net	$124,790	$443,156
Land held for investment, principally unimproved	41,892	94,886
Long-lived assets held for sale	0	1,780,155
Net investment in direct financing leases	0	7,788,195
Prepaid expenses and other assets	0	895,878
Total assets of discontinued operations	$166,682	$11,002,270

LIABILITIES
Debt	$0	$1,010,384
Total liabilities of discontinued operations	$0	$1,010,384

	Years ended October 31,
STATEMENT OF OPERATIONS	2012	2011	2010
Revenues:
Applebee’s	$0	$106,011	$78,714
Jack in the Box	10,971	133,335	132,984
Jack Frost Mountain Ski Area	5,097	163,143	158,639
Big Boulder Ski Area	5,097	89,119	84,614
Maple Terrace	5,750	18,000	18,000
Total Revenue	26,915	509,608	472,951

Expenses (excluding interest):
Applebee’s	0	4,665	5,342
Jack in the Box	136	44,478	51,336
Jack Frost Mountain Ski Area	7,730	10,279	1,018
Big Boulder Ski Area	472	3,983	7,671
Maple Terrace	77,995	9,032	6,759
Total Expenses	86,333	72,437	72,126

Interest and other income (interest income related to ski area net investment in direct financing lease):
Applebee’s	0	0	0
Jack in the Box	0	0	0
Jack Frost Mountain Ski Area	0	126,672	126,092
Big Boulder Ski Area	0	194,997	192,865
Maple Terrace	0	0	0
Total Interest and Other Income	0	321,669	318,957

Interest expense(calculated on debt related to the property):
Applebee’s	0	42,992	31,781
Jack in the Box	7,386	69,794	71,322
Jack Frost Mountain Ski Area	0	0	0
Big Boulder Ski Area	0	0	0
Maple Terrace	0	0	0
Total Interest	7,386	112,786	103,103

Gain (Loss) on Disposal:
Applebee’s	0	25,721	0
Jack in the Box	9,402	0	0
Jack Frost Mountain Ski Area	(4,803)	(387,000)	0
Big Boulder Ski Area	(4,517)	(115,000)	0
Maple Terrace	0	0	0
Total Gain (loss) on Disposal	82	(476,279)	0

Income (loss) from discontinued operations before income taxes	($66,722)	$169,775	$616,679

3.  CONDENSED FINANCIAL INFORMATION:

Condensed financial information of Blue Ridge and its subsidiaries and Big Boulder and its subsidiaries, at October 31, 2012, 2011 and 2010 and for each of the years then ended is as follows:

	Blue Ridge and Subsidiaries
	10/31/12	10/31/11	10/31/10
FINANCIAL POSITION:
Total assets	$40,725,247	$51,526,111	$54,244,597
Total liabilities	24,077,895	33,108,155	33,548,251
Shareholders' equity	16,647,352	18,417,956	20,696,346
OPERATIONS:
Revenues	3,988,091	3,409,638	3,805,407
Loss from continuing operations before taxes	(2,194,921)	(2,589,152)	(5,363,189)
Credit for income taxes from continuing operations	(1,143,000)	(876,000)	(1,982,000)
Net loss	($1,095,751)	($1,709,510)	($3,156,971)

	Big Boulder and Subsidiaries
	10/31/12	10/31/11	10/31/10
FINANCIAL POSITION:
Total assets	$9,846,245	$13,579,598	$16,012,793
Total liabilities (includes deferred tax asset which on combined balance sheets nets to a liability)	(1,326,848)	2,243,617	3,911,556
Shareholders' equity	11,173,093	11,335,981	12,101,237
OPERATIONS:
Revenues	3,141,617	2,269,508	1,608,872
Loss from continuing operations before taxes	(291,991)	(1,325,388)	(635,570)
Credit for income taxes from continuing operations	(129,000)	(451,000)	(201,000)
Net loss	($162,883)	($765,255)	($252,109)

4.  LAND AND LAND DEVELOPMENT COSTS:

Land and land development costs as of October 31, 2012 and 2011 consist of the following:

	10/31/2012	10/31/2011
Land unimproved designated for development	$10,593,519	$10,901,859
Residential development	5,084,262	5,084,262
Infrastructure development	4,674,285	4,656,666
Total land and land development costs	$20,352,066	$20,642,787

     The decrease in land improvements designated for development ($308,340) was due to a reclassification of $263,718 to assets held for sale and a land sale ($73,498).  The carrying value of land improvements designated for development reflects an impairment expense of $7,000 in Fiscal 2012 and $0 in Fiscal 2011.  The increase in infrastructure development cost of $17,619 was primarily related to the costs associated with the Big Boulder wastewater treatment plan upgrade.

5.  LAND HELD FOR INVESTMENT:

	10/31/2012	10/31/2011
Land held for investment
Land – Unimproved	$2,245,214	$2,245,312
Land – Commercial rental properties	4,603,176	4,603,176
Total land held for investment	$6,848,390	$6,848,488

6.  DEBT AND LETTER OF CREDIT:

Debt as of October 31, 2012 and 2011 consists of the following:

	10/31/12	10/31/11
Mortgage notes payable to bank, interest fixed at 6.90% payable in monthly installments of $61,769 including interest through Fiscal 2031.	$7,802,416	$7,997,897
Mortgage notes payable to bank, interest at the bank’s prime rate payable in monthly installments of $3,198 through January 2014. Paid in full in Fiscal 2012.	0	118,320
Mortgage note payable to bank, interest fixed at 5.59% payable in monthly installments of $44,156 including interest through October 2014.	6,759,338	6,900,665
Construction and site development line of credit mortgage note payable to bank, interest at the greater of LIBOR plus 3.5% or 5.5% payable in installments due at the closing of each unit within the development through September 2012 or on demand. Paid in full in Fiscal 2012.	0	6,156,652
Revolving line of credit payable to bank, interest at the greater of LIBOR plus 3.5% or 5.5% (5.5% at October 31, 2012) payable on demand.	2,221,237	1,197,131
Term note payable to bank, interest at one-month LIBOR plus 3.0%. Interest only payments due monthly through December 2011 at which time principal balance is due in full. Paid in full in Fiscal 2012.	0	4,600,000
Capital lease obligation payable to bank, interest fixed at 5.23%, payable in 24 installments of $8,682 due April 2011 through September 2014.	97,425	142,455
	16,880,416	27,113,120
Discontinued operations debt:
Mortgage note payable to bank, interest fixed at 6.75% payable in monthly installments of $7,255 including interest through May 2014. (Included in liabilities of discontinued operations.) Paid in full in fiscal 2012.	0	1,010,384
	$16,880,416	$28,123,504

   The Companies have a revolving line of credit with Manufacturers and Traders Trust Company (the “Bank”) totaling $3,100,000 at October 31, 2012.  The line is used for general operations.

   At October 31, 2012, Blue Ridge had utilized $2,221,237 of its $3,100,000 general line of credit, which is an on demand, revolving line with no maturity date. The general line of credit bears interest at the greater of the overnight LIBOR plus 3.5% or the daily 30-day LIBOR plus 3.5%, with in all cases a minimum interest rate of 5.5% (such interest rate was 5.5% at October 31, 2012). The interest reserve account included in cash held in escrow, which was established in 2009 as security for the payment of interest, has a balance of $107,761 at October 31, 2012.

   The Companies had a $9,000,000 line of credit mortgage with a site-development sublimit of $4,600,000 and a construction sublimit of $4,400,000.  During Fiscal 2012, the Companies utilized proceeds from the sale of one unit to pay $36, 210 on the site development sublimit.  On December 15, 2011, the Companies utilized proceeds from the sale of the ski areas to pay $2,881,311 – the balance outstanding on the $4,600,000 site-development sublimit and $181,500 on the construction sublimit.  Throughout Fiscal 2012 proceeds from the sale of 11 units were utilized to pay $2,403,667 on the construction sublimit. The remaining balance outstanding of $653,964 was transferred to the general line of credit in an effort to consolidate the debt.  At October 31, 2012, the Companies had $0 outstanding on the $9,000,000 line of credit and the facility has expired.  During Fiscal 2012, the line bore interest at the greater of overnight LIBOR plus 3.5% or the daily 30-day LIBOR plus 3.5%, in all cases at a minimum interest rate of 5.5%.

     The weighted average short term borrowings and interest rate for the year ended October 31, 2012 were $2,453,000 and 5.50%, respectively.  The weighted average interest rate at fiscal year ended October 31, 2012 was 5.50%.  The loan agreement requires, among other things, that the Companies comply with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies have not met the required debt service coverage ratio at October 31, 2012 and 2011 and have obtained waivers from the Bank for this covenant.

     The site development sublimit agreement had enabled the Companies to issue letters of credit in amounts up to $4,600,000.  During the fiscal year ended October 31, 2005, or Fiscal 2005, the Bank agreed to issue, on the Companies’ behalf, an irrevocable standby Letter of Credit to Kidder Township for the purpose of guaranteeing, as required by Kidder Township, completion of the infrastructure improvements to the Boulder Lake Village premises.  On September 12, 2005, the letter of credit was issued in the amount of $3,831,594.  As of October 31, 2011, the Companies have utilized $2,628,657 of the site development sublimit and the net balance of the letter of credit was $1,202,937.  On August 22, 2012, the original letter of credit was returned to the Bank and the final amount of $1,202,937 was released by Kidder Township.

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

     On July 29, 2010 the Companies entered into a Loan Agreement and Term Note with the Bank in the amount of $2,600,000.  The agreement encumbered, among other things, certain real property at Jack Frost Mountain Ski Area and Big Boulder Ski Area and all non-real estate assets of the Companies and was secured by the guaranty of Kimco Realty Corporation, the Companies’ majority shareholder.  The principal amount of the Loan was to be paid in full on July 29, 2011.  Effective as of July 29, 2011, the Companies entered into the Amended and Restated Note with the Bank, which increased the loan by an aggregate of $2,000,000 to $4,600,000 and extended the maturity date of the note from July 29, 2011 to December 31, 2011.  The note bore interest at a rate of one-month LIBOR plus 3.0%. On December 15, 2011, the note was paid in full with the proceeds from the sale of the ski areas.

     The Companies have a capital lease agreement with the Bank for maintenance equipment at Jack Frost National Golf Course.  The capital lease is payable in 24 installments of $8,682 and bears interest at a fixed rate of 5.23%.  The capital lease is due in full in September 2014.

     All properties have been pledged as collateral for debt.

     The aggregate amount of long-term debt maturing in each of the next five years and thereafter ending subsequent to October 31, 2012, is as follows: 2013 - $2,628,731; 2014 - $6,882,990; 2015 - $240,295; 2016 - $257,410; 2017 - $275,744; thereafter $6,595,246.

7.  INCOME TAXES:

   The credit for income taxes from continuing operations is as follows:

	10/31/12	10/31/11	10/31/10
Currently payable:
Federal	$65,000	$0	($5,000)
State	2,000	2,000	2,000
	67,000	2,000	(3,000)
Deferred:
Federal	(680,000)	(1,331,000)	(1,995,000)
State	(659,000)	2,000	(185,000)
	(1,339,000)	(1,329,000)	(2,180,000)
Total	($1,272,000)	($1,327,000)	($2,183,000)

   A reconciliation between the amount computed using the statutory federal income tax rate of 34% and the actual credit for income taxes is as follows:

	10/31/12	10/31/11	10/31/10
Computed at statutory rate	($845,000)	($1,330,000)	($2,039,000)
State income taxes, net of federal income tax	(433,000)	2,000	(121,000)
Nondeductible expenses	1,000	1,000	(24,000)
Other	5,000	0	1,000
(Credit) provision for income taxes from continuing operations	($1,272,000)	($1,327,000)	($2,183,000)

   The components of the deferred tax assets and liabilities as of October 31, 2012 and 2011 are as follows:

	10/31/12	10/31/11
Deferred tax assets:
Accrued expenses	27,000	$27,000
Deferred income	158,000	147,000
Defined benefit pension	2,014,000	1,553,000
Asset impairment	1,408,000	2,132,000
AMT credit carryforward	424,000	364,000
Net operating losses	4,662,000	6,287,000
Valuation allowance	(2,528,000)	(2,778,000)
Contribution carryforward	32,000	32,000
Stock options	164,000	164,000
Deferred tax asset	6,361,000	7,928,000

	10/31/12	10/31/11
Deferred tax liability:
Depreciation	6,777,000	9,398,000
Land basis	66,000	834,000
	6,843,000	10,232,000

Deferred income tax liability, net	$482,000	$2,304,000

   At October 31, 2012, the Companies have approximately $424,000 of Alternative Minimum Tax (AMT) credit carryforward available to reduce future income taxes.  The AMT credit has no expiration date.

   At October 31, 2012, the Companies had available approximately $6,276,000 of federal net operating loss carryforwards which will expire from 2025 to 2032. The Companies also have state net operating loss carryforwards of approximately $25,305,000 that will expire from 2020 to 2032.  The Companies have recorded a valuation allowance against state net operating losses, which are not expected to be utilized.

   The Companies recognize interest and/or penalties related to income tax matters in income tax expense.

   At October 31, 2012, the Companies had unsettled federal tax returns for Fiscal 2009, 2010 and 2011 and unsettled state tax returns for Fiscal 2009, 2010 and 2011 for the states of Louisiana, Minnesota, New Jersey, Pennsylvania, South Carolina, Texas and Colorado.

8.  PENSION BENEFITS:

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

Weighted Average Assumptions	10/31/12	10/31/11	10/31/10
Discount Rates used to determine net periodic pension cost as of October 31, 2012, 2011 and 2010	4.48%	5.26%	5.67%
Expected long-term rates of return on assets	7.50%	7.50%	7.50%
Rates of increase in compensation levels	N/A	N/A	N/A

Change in Benefit Obligation	10/31/12	10/31/11
Benefit obligation at beginning of year	$8,765,206	$7,583,064
Service cost (net of expenses)	49,106	55,788
Interest cost	384,941	391,258
Curtailment	0	0
Actuarial loss	1,347,138	1,010,136
Benefits paid	(344,797)	(275,040)
Benefit obligation at end of year	$10,201,594	$8,765,206

Change in Plan Assets	10/31/12	10/31/11
Fair value of plan assets at beginning of year	$5,452,890	$4,869,192
Actual return on plan assets	359,371	267,951
Employer contributions	564,358	637,600
Benefits paid	(344,797)	(275,040)
Administrative expenses	(71,192)	(46,813)
Fair value of plan assets at end of year	$5,960,630	$5,452,890

Reconciliation of Funded Status of the Plan	10/31/12	10/31/11
Funded status at end of year	($4,240,964)	($3,312,316)
Unrecognized transition obligation	0	0
Unrecognized net prior service cost	0	0
Unrecognized net actuarial loss	4,960,745	3,824,812
Net amount recognized at end of year	$719,781	$512,496

Amounts Recognized in the Combined Balance Sheet	10/31/12	10/31/11
Accrued pension expense	($4,240,964)	($3,312,316)
Accumulated other comprehensive loss (pre-tax)	4,960,745	3,824,812
Net amount recognized	$719,781	$512,496

Additional Year-End Information for Pension Plan with Accumulated Benefit Obligation in Excess of Plan Assets	10/31/12	10/31/11
Projected benefit obligation	$10,201,594	$8,765,206
Accumulated benefit obligation	$10,201,594	$8,765,206
Fair value of plan assets	$5,960,630	$5,452,890

Amounts Recognized in Accumulated Other Comprehensive Loss	10/31/12	10/31/11
Net actuarial loss	$4,960,745	$3,824,812
Prior service cost	0	0
Unrecognized net initial obligation	0	0
Total (before tax effects)	$4,960,745	$3,824,812

Components of Net Periodic Benefit Cost	10/31/12	10/31/11	10/31/10
Service cost	$49,106	$55,788	$186,427
Interest cost	384,941	391,258	415,441
Expected return on plan assets	(411,247)	(369,382)	(316,795)
Amortization of transition obligation	0	0	2,868
Amortization of prior service cost	0	0	274
Amortization of accumulated loss	334,273	200,829	268,919
Total net periodic benefit expense	$357,073	$278,493	$557,134

Other changes in plan assets and benefit obligationsrecognized in other comprehensive loss	10/31/12	10/31/11
Net loss	$1,470,206	$1,111,567
Recognized net actuarial loss	(334,273)	(200,829)
Prior service cost (credit)	0	0
Recognized prior service (cost) credit	0	0
Recognized net transition (obligation) asset	0	0
Total recognized in other comprehensive loss (before tax effects)	$1,135,933	$910,738

Total recognized in net periodic benefit cost and other comprehensive income (before tax effects)	$1,493,006	$1,189,231

Amounts expected to be recognized into net periodic cost in the coming year	10/31/12	10/31/11
Loss recognition	$511,101	$334,273
Prior service cost recognition	$0	$0
Net initial obligation/(asset) recognition	$0	$0

Estimated Future Benefits Payments	Fiscal Year	Benefits
	2013	$366,113
	2014	$376,461
	2015	$396,040
	2016	$479,580
	2017	$530,877
	2018-2022	$2,772,082

   The Companies expect to contribute $278,913 to the pension plan in fiscal 2013.

   Measurement Date   October 31

Weighted Average Assumptions	For Determination of:
	Benefit Obligations as of October 31, 2012	Benefit Obligations as of October 31, 2011
Discount rate	3.50%	4.48%
Rate of compensation increase	N/A	N/A

Weighted-Average Asset Allocations	10/31/12	10/31/11
Asset Category
Equity	49.77%	62.86%
Fixed Income	46.93%	35.92%
Cash Equivalents	3.30%	1.22%
Total	100.00%	100.00%

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

   Information about the Plan’s fair value levels follows as at October 31, 2012:

	Level 1	Level 2	Level 3	Total
Money Market Fund	$196,903			$196,903
Common Collective Trust Funds:
Aggressive Growth Portfolio		$871,332		$871,332
Long Duration Portfolio		748,353		748,353
Strategic Bond Portfolio		702,525		702,525
Intermediate Fixed Income Portfolio		677,165		677,165
Short Duration Portfolio		669,261		669,261
Large Company Value Portfolio		499,757		499,757
Fundamental Value Portfolio		481,368		481,368
International Core Portfolio		266,037		266,037
International Value Portfolio		257,014		257,014
Small Company Growth Portfolio		153,363		153,363
Small Company Value Portfolio		147,235		147,235
Mid-Cap Growth Portfolio		146,285		146,285
Mid-Cap Fundamental Value Portfolio		144,032		144,032
Guaranteed Investment Contract			$0	0
Total	$196,903	$5,763,727	$0	$5,960,630

	GIC Portfolio	Assets at Fair Value
Balance, beginning of year	$172,894	$172,894
Purchases, sales, issuances and settlements, net	(172,894)	(172,894)
Balance, end of year	$0	$0

Information about the Plan’s fair value levels follows as at October 31, 2011:

	Level 1	Level 2	Level 3	Total
Money Market Fund	$66,594			$66,594
Common Collective Trust Funds:
Strategic Bond Portfolio		$614,794		614,794
Long Duration Portfolio		610,900		610,900
Intermediate Fixed Income Portfolio		559,924		559,924
Strategic Growth Portfolio		429,711		429,711
Large Company Domestic Growth Portfolio		428,527		428,527
Fundamental Value Portfolio		426,977		426,977
Large Company Value Portfolio		431,316		431,316
International Core Portfolio		344,025		344,025
International Value Portfolio		335,582		335,582
Small Company Growth Portfolio		259,632		259,632
Mid-Cap Growth Portfolio		252,851		252,851
Mid-Cap Fundamental Value Portfolio		260,101		260,101
Small Company Value Portfolio		259,062		259,062
Guaranteed Investment Contract			$172,894	172,894
Total	$66,594	$5,213,402	$172,894	$5,452,890

	GIC Portfolio	Fair Value
Balance, beginning of year	$173,652	$173,652
Purchases, sales, issuances and settlements, net	(758)	(758)
Balance, end of year	$172,894	$172,894

   The following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at October 31, 2012 and 2011.

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

9.  LAND IMPROVEMENTS, BUILDING AND EQUIPMENT, NET:

   These assets consist of the following at October 31, 2012 and 2011.

	10/31/2012	10/31/2011
Land improvements	$11,210,436	$10,198,986
Corporate buildings	554,873	579,175
Buildings leased to others	22,298,025	23,089,886
Equipment and furnishings	1,494,081	2,452,412
	35,557,415	36,320,459
Less accumulated depreciation and amortization	14,514,347	13,882,206
	$21,043,068	$22,438,253

10.  ACCRUED LIABILITIES:

   Accrued liabilities consist of the following at October 31, 2012 and 2011.

	10/31/12	10/31/11
Payroll	$58,431	$62,555
Security and Other Deposits	42,322	39,267
Professional Fees	58,891	45,682
Real Estate Taxes	79,020	78,124
Other	72,433	190,307
Total	$311,097	$415,935

11.  OPERATING LEASES:

   The Companies lease land, land improvements and investment properties each of which are accounted for as operating leases. Rents are reported as income over the terms of the leases as they are earned.  Our shopping center is leased to various tenants for renewable terms averaging 2.96 years with options for renewal.  Information concerning rental properties and minimum future rentals under current leases as of October 31, 2012 is as follows:

		Properties Subject to Lease
		Cost	Accumulated Depreciation
Investment properties leased to others		$22,298,022	$6,202,712
Land and land improvements		$16,522,618	$5,702,624
Minimum future rentals:
Fiscal years ending October 31:	2013	$1,590,711
	2014	1,402,759
	2015	1,338,250
	2016	1,331,583
	2017	1,312,431
	Thereafter	18,171,003
		$25,146,737

   Minimum future rentals subsequent to 2017 include $1,158,500 under a land lease expiring in 2072; $2,654,025 under a net lease for a store expiring in 2024; $6,594,500 and $7,345,000 under net leases for two stores expiring in December 2035 and August 2036. There were no contingent rentals included in income for Fiscal 2012, 2011 and 2010.  The above information includes rental escalations recognized using straight-line basis.

12.  INVESTMENT IN DIRECT FINANCING LEASES (Included in assets of discontinued operations at October 31, 2011):

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

   On December 15, 2011, the Jack Frost and Big Boulder ski areas were sold to the previous third party lessee, therefore the operating activity for the Fiscal years ending October 31, 2012, 2011 and 2010 is being reported as discontinued operations.  The sale transaction resulted in a loss of approximately ($502,000) primarily related to the reversal of the accrued rent receivable based on the straight line amortization of the lease.   The impairment was recorded as a portion of the loss on disposal in discontinued operations at October 31, 2011. The interest income which resulted from the direct financing lease is reported as a portion of the discontinued operations.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND IMPAIRMENT:

   The estimated fair values of the Companies' financial instruments at October 31, 2012 and 2011 are as follows:

	10/31/12		10/31/11
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS:
Cash and cash equivalents	$702,902	$702,902	$589,039	$589,039
Accounts and mortgages receivable	143,382	143,382	160,290	160,290

LIABILITIES:
Accounts payable	140,956	140,956	437,783	437,783
Accrued liabilities	311,097	311,097	415,935	415,935
Amounts due to related parties	0	0	24,792	0
Debt (Discontinued operations and other)	$16,880,416	$16,988,594	$28,123,504	$27,794,385

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

   As of October 31, 2012, the carrying amount net of prior period impairments for land and land development costs are $20,359,066 less impairment expense of $7,000 in Fiscal 2012 for a revised carrying value of $20,352,066.  A certain lot included in the land and land development costs had a carrying value of $37,394 which was written down by an impairment charge of $7,000 in Fiscal 2012 to its fair value of $30,394.  Prior period impairments on land and land development costs were $1,973,000 in Fiscal 2010.  The carrying amount net of prior period impairments for land improvements, buildings and equipment, net are $21,043,068.  There was no impairment expense for land improvements, buildings and equipment, net in Fiscal 2012.  The carrying amount net of prior period impairments for land held for investment is $6,848,390.  There was no impairment on land held for investment in Fiscal 2012, and prior period impairments were $403,000 in Fiscal 2010.  The carrying amount net of prior period impairments for long-lived assets held for sale as of October 31, 2012 was $846,174.  There was no impairment expense on long-lived assets held for sale in

Fiscal 2012.  The prior period impairments on long-lived assets held for sale were $676,652 in Fiscal 2011.  The assets of discontinued operations as of October 31, 2012 have a carrying value net of prior period adjustments for impairment of $230,382 less $63,700 impairment expense in Fiscal 2012 for a fair value of $166,682.  There were $502,000 of prior period impairments on assets of discontinued operations in Fiscal 2011.  The overall total impairment in Fiscal 2012 was $70,700.  The impairment for long-lived assets held for sale, land and land development costs, land held for investment and assets of discontinued operations was determined using level 2 criteria wherein fair value is determined using significant observable inputs, generally either quoted prices in an active market for similar assets or liabilities or quoted prices in markets that are not active.

   As of October 31, 2011, the carrying amount net of prior period impairments for land and land development costs are $20,642,787.  There was no impairment expense on land and land development costs in Fiscal 2011.  Prior period impairments on land and land development costs were $1,973,000 in Fiscal 2010.  The carrying amount net of prior period impairments for land improvements, buildings and equipment, net are $22,438,253.  There was no impairment expense on land improvements, buildings and equipment, net in Fiscal 2011.   The carrying amount net of prior period impairments for land held for investment is $6,848,488 as of October 31, 2011.  There was no impairment on land held for investment in Fiscal 2011, and prior period impairments were $403,000 in Fiscal 2010.  The carrying amount net of prior period impairments for long-lived assets held for sale as of October 31, 2011 was $3,617,799 less impairment expense of $676,651 in Fiscal 2011 for a revised carrying value of $2,941,148.  Certain condominium and duplex units included in the long-lived assets held for sale had a carrying value of $3,678,164 which was written down by an impairment charge of $676,651 in Fiscal 2011 to their fair value of $3,001,513.  The assets of discontinued operations as of October 31, 2011 have a carrying value net of prior period adjustments for impairment of $11,504,270 less $502,000 impairment expense in Fiscal 2011 for a revised carrying value of $11,002,270.  The two ski areas included in the assets of discontinued operations had a carrying value of $9,457,650 which was written down by an impairment charge of $502,000 in Fiscal 2011 to their fair value of $8,955,650.  The overall total impairment in Fiscal 2011 was $1,178,651.  The impairment for long-lived assets held for sale, land and land development costs, land held for investment and assets of discontinued operations was determined using level 2 criteria wherein fair value is determined using significant observable inputs, generally either quoted prices in an active market for similar assets or liabilities or quoted prices in markets that are not active. The impairment in the net investment in direct financing leases was determined with the calculation of the loss generated on the sale of the ski areas on December 15, 2011.

14.  QUARTERLY FINANCIAL INFORMATION (Unaudited):

   The results of operations for each of the quarters in Fiscal 2012 and Fiscal 2011 years are presented below.

	1st	2nd	3rd	4th	Total
Year ended 10/31/12
Operating revenues	$1,613,600	$1,735,118	$1,933,407	$1,847,583	$7,129,708
Operating loss	(455,298)	(478,787)	(301,754)	(126,301)	(1,362,140)
Net income (loss) from discontinued operations	8,422	(4,916)	(173)	(47,055)	(43,722)
Net income (loss)	(503,429)	(503,419)	(372,362)	120,576	(1,258,634)
Net income (loss) before discontinued operations per weighted average combined share	($0.21)	($0.20)	($0.15)	$0.07	($0.49)
Net income (loss) per weighted average combined share	($0.21)	($0.20)	($0.15)	$0.05	($0.51)

	1st	2nd	3rd	4th	Total
Year ended 10/31/11
Operating revenues	$1,339,411	$880,262	$2,400,125	$1,059,348	$5,679,146
Operating loss	(507,014)	(552,632)	(375,108)	(1,076,014)	(2,510,768)
Net income (loss) from discontinued operations	104,018	106,564	107,884	(205,691)	112,775
Net loss	(460,652)	(488,563)	(377,474)	(1,148,076)	(2,474,765)
Net loss before discontinued operations per weighted average combined share	($0.23)	($0.24)	($0.21)	($0.38)	($1.06)
Net loss per weighted average combined share	($.19)	($.20)	($.15)	($0.47)	($1.01)

   The quarterly results of operations for Fiscal 2012 and 2011 reflect the impact of land dispositions and other assets that occur from time to time during the period and do not follow any pattern during the fiscal year.

15.  BUSINESS SEGMENT INFORMATION:

   The following information is presented in accordance with the accounting pronouncement regarding disclosures about segments of an enterprise and related information".  The Companies' business segments were determined from the Companies' internal organization and management reporting, which are based primarily on differences in services.

   Real Estate Management/Rental Operations

   Real Estate Management/Rental Operations consists of: investment properties leased to others located in Eastern Pennsylvania, New Jersey, Minnesota, Louisiana and Colorado; recreational club activities; services to the trusts that operate resort residential communities; sales of investment properties; and rental of land and land improvements.

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

   Funds expended to date for real estate development have been primarily for infrastructure improvements and home construction in the Laurelwoods II and Boulder Lake Village communities.  Construction of 22 single family homes and four duplex homes in Laurelwoods II has been completed at October 31, 2012.  The construction of 18 condominium units within Building J at Boulder Lake Village on Big Boulder Lake has been completed as well at October 31, 2012.  Other expenditures for our development projects in the planning phases include fees for architects, engineers, consultants, studies and permits.

   Information by business segment is as follows:

	10/31/12	10/31/11	10/31/10
Revenues from continuing operations:
Real estate management/rental operations	$2,787,941	$2,806,476	$2,857,266
Land resource management	4,341,767	2,872,670	2,557,013
Total revenues from operations	$7,129,708	$5,679,146	$5,414,279

Operating profit (loss) from continuing operations, excluding general and administrative expenses:
Real estate management/rental operations	$843,515	$825,152	$734,681
Land resource management	(323,964)	(1,544,539)	(3,055,472)
Total operating profit, excluding general and administrative expenses	$519,551	($719,387)	($2,320,791)

General and administrative expenses:
Real estate management/rental operations	$735,801	$885,251	$1,286,717
Land resource management	1,145,890	906,130	1,151,503
Total general and administrative expenses	1,881,691	$1,791,381	$2,438,220

Interest and other income, net:
Real estate management/rental operations	$2,099	$9,277	$9,739
Land resource management	1,216	1,982	11,852
Total interest and other income, net	$3,315	$11,259	$21,591

	10/31/12	10/31/11	10/31/10
Interest expense:
Real estate management/rental operations	$955,531	$1,085,769	$1,042,795
Land resource management	172,556	329,262	218,544
Total Interest expense	$1,128,087	$1,415,031	$1,261,339

Income (loss) from continuing operations before income taxes	($2,486,912)	($3,914,540)	($5,998,759)

  For the fiscal year ended October 31, 2012, we sold the Jack Frost Mountain and Big Boulder ski areas for a total of $9,000,000 and the Jack in the Box property for $1,911,419. For fiscal year ended October 31, 2011, we sold the Applebee’s property for $1,450,000.  For the fiscal year ended October 31, 2010, there were no concentration of sales.

   Identifiable assets, net of accumulated depreciation at October 31, 2012, 2011, and 2010 and depreciation expense and capital expenditures for the years then ended by business segment are as follows:

	Identifiable Assets	Depreciation and Amortization Expense	Capital Expenditures
October 31, 2012
Real estate management/rental operations	$26,125,839	$804,900	$24,579
Land resource management	23,990,608	342,580	9,617
Other corporate	288,363	77,856	59,285
Discontinued operations	166,682	1,666	0
Total Assets	$50,571,492	$1,227,002	$93,481

October 31, 2011
Real estate management/rental operations	$20,629,423	$623,470	$761
Land resource management	33,251,319	382,559	225,105
Other corporate	222,697	109,991	203,691
Discontinued operations	11,002,270	238,810	0
Total Assets	$65,105,709	$1,354,830	$429,557

October 31, 2010
Real estate management/rental operations	$24,216,702	$676,042	$1,462,552
Land resource management	33,186,415	381,607	73,084
Other corporate	322,144	89,714	7,363
Discontinued operations	12,532,129	194,411	0
Total Assets	$70,257,390	$1,341,774	$1,542,999

   All asset impairments in Fiscal 2012, 2011 and 2010 relate to the Land Resource Management segment.

16.  CONTINGENT LIABILITIES:

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

17.  RELATED PARTY TRANSACTIONS:

   Kimco Realty Services, Inc., or Kimco, is our controlling shareholder and Kimco Realty Corporation, the parent company of Kimco, is presently providing consulting services to us.  The services are focused on land development, acquisitions and disposals.  Kimco was paid $0 in consulting fees in Fiscal 2012, $75,000 in consulting fees in Fiscal 2011, and $100,000 in consulting fees in Fiscal 2010.

   Kimco Realty Corporation has served as the management company for the Coursey Commons Shopping Center in Baton Rouge, Louisiana since June 2004.  A wholly owned subsidiary of Kimco Realty Corporation, KRC Property Management I, Inc., receives a fixed monthly fee of 4.5% of rental income on store leases in this shopping center.  During Fiscal 2012, 2011 and 2010, that subsidiary received $39,812, $41,272, and $40,465, respectively for management fees earned on the shopping center.

   Mr. Frederick N. Kurz, Jr., the Chairman of our Board of Directors, is also Vice President and General Manager of Kimco Realty Corporation.  Mr. Michael J. Flynn, who served as Chairman of our board of directors until April 2012, was also President, Chief Operating Officer and Vice Chairman of the board of directors of Kimco Realty Corporation until his retirement on December 31, 2008.  In addition, Mr. Patrick M. Flynn, who served as one of our directors and was our President and Chief Executive Officer until his resignation on August 12, 2011, was also a Managing Director of Real Estate at Kimco Realty Corporation.  Finally, Mr. Milton Cooper, who served as one of our directors until April 2012, also serves as Executive Chairman of the board of directors of Kimco Realty Corporation.

   Amounts due to the above related parties total $0 at October 31, 2012, $24,792 at October 31, 2011 and $7,292 at October 31, 2010.

18.  STOCK OPTIONS and CAPITAL STOCK:

During Fiscal 2012, Fiscal 2011 and Fiscal 2010, no stock options were issued or exercised.

Option activity during Fiscal 2012, 2011 and 2010 is as follows:

	10/31/12		10/31/11		10/31/10
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year:	14,000	$39.00	43,000	$38.40	64,600	$36.93
Granted			0		0
Exercised			0		0
Expired	14,000	$39.00	29,000	$38.11	21,600	$34.00
Outstanding at year-end	0		14,000	$39.00	43,000	$38.40

Options exercisable at year-end	0		14,000		43,000	$38.40
Option price range	$0.00		$39.00		$37.80-$39.00
Weighted average fair value of options granted during year	0		0		0
Weighted average grant date fair value of options granted during year	0		0		0
Weighted average remaining contractual life (in years)	0		0.42		0.88

   Activity related to non-vested options for the year ended October 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value Price
Non-vested at beginning of year:	0	-
Granted	0
Vested	0	-
Non-vested at year-end	0

The Companies do not expect to recognize any compensation expense related to non-vested awards over the next year.

The Companies’ policy regarding the exercise of options requires that optionees utilize an independent broker to manage the transaction, whereby the broker sells the exercised shares on the open market.

19.  PER SHARE DATA:

   Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period.  The calculation of diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the relevant period, net of assumed repurchases using the treasury stock method. For Fiscal 2012, 2011 and 2010, all outstanding unexercised stock options would be excluded from the calculation of diluted EPS because the exercise price of all such options exceeded the market price of the Companies’ common stock.  As a result, the calculation of diluted EPS has been excluded from the table below since diluted EPS for these periods is equal to EPS.

    Weighted average basic shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for Fiscal 2012, 2011 and 2010 are as follows:

	10/31/12	10/31/11	10/31/10
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424	2,450,424

Basic (loss) earnings per weighted average combined share is computed as follows:

	10/31/12	10/31/11	10/31/10
Net loss before discontinued operations	($1,214,912)	($2,587,540)	($3,815,759)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.49)	($1.06)	($1.56)

Net income (loss) from discontinued operations	($43,722)	$112,775	$406,679
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424
Basic earnings (loss) per weighted average combined share	($0.02)	$0.05	$0.17

Net loss	($1,258,634)	($2,474,765)	($3,409,080)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.51)	($1.01)	($1.39)

20.  SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

	10/31/12	10/31/11	10/31/10
Cash:
Interest paid	$1,155,460	$1,713,780	$1,677,388
Income taxes paid	$75,840	$36,591	$209,727

Non cash:
Reclassification of assets from land and land development costs to land improvements, buildings and equipment, net	$0	$0	$460,966
Reclassification of assets from land held for investment to land and land development costs	$0	$0	$127,808
Reclassification of assets from land and land development costs to long-lived assets held for sale	$263,718	$675,490	$1,475,283
Reclassification of assets from land improvements, buildings and equipment, net to long-lived assets held for sale	$262,839	$0	$0

   Pension liability and accumulated other comprehensive loss was increased (decreased) by $674,858 and ($674,858) in 2012, by $568,881 and ($568,881) in 2011 and by ($369,444) and $369,444 in 2010 resulting from the changes in the funded status, the prior service cost and the net actuarial loss.

21.  SUBSEQUENT EVENTS:

The Companies have evaluated subsequent events thru the issuance of the financial statements.

QUARTERLY FINANCIAL INFORMATION (Unaudited):

   The results of operations for each of the quarters in Fiscal 2012 and Fiscal 2011 years are presented below.

	1st	2nd	3rd	4th	Total
Year ended 10/31/12
Operating revenues	$1,613,600	$1,735,118	$1,933,407	$1,847,583	$7,129,708
Operating loss	(455,298)	(478,787)	(301,754)	(126,301)	(1,362,140)
Net income (loss) from discontinued operations	8,422	(4,916)	(173)	(47,055)	(43,722)
Net income (loss)	(503,429)	(503,419)	(372,362)	120,576	(1,258,634)
Net income (loss) before discontinued operations per weighted average combined share	($0.21)	($0.20)	($0.15)	$0.07	($0.49)
Net income (loss) per weighted average combined share	($0.21)	($0.20)	($0.15)	$0.05	($0.51)

	1st	2nd	3rd	4th	Total
Year ended 10/31/11
Operating revenues	$1,339,411	$880,262	$2,400,125	$1,059,348	$5,679,146
Operating loss	(507,014)	(552,632)	(375,108)	(1,076,014)	(2,510,768)
Net income (loss) from discontinued operations	104,018	106,564	107,884	(205,691)	112,775
Net loss	(460,652)	(488,563)	(377,474)	(1,148,076)	(2,474,765)
Net loss before discontinued operations per weighted average combined share	($0.23)	($0.24)	($0.21)	($0.38)	($1.06)
Net loss per weighted average combined share	($.19)	($.20)	($.15)	($0.47)	($1.01)

   The quarterly results of operations for Fiscal 2012 and 2011 reflect the impact of land dispositions and other sales that occur from time to time during the period and do not follow any pattern during the fiscal year.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OCTOBER 31, 2012

	Initial Cost							Total Cost Net
		Buildings &	Subsequent		Building and		Accumulated	of Accumulated		Date of
Description	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition

Land located in Northeast. PA	$3,276,233		$906,342	$4,182,575		$4,182,575		$4,182,575		Various
Various improvements
Sewage Plants, wells and access roads at Jack Frost & Big Boulder Ski Areas		6,093,877	566,350		6,660,227	6,660,227	4,489,783	2,170,444		Various / 1982 on
Jack Frost National Golf Course	8,656,154	3,048,817	8,684	8,656,154	3,057,501	11,713,655	1,212,841	10,500,814		2007

Corporate Building		282,918	271,955		554,873	554,873	504,842	50,031		1982

Building Leased to Others
Asset-Shopping Center-Baton Rouge Louisiana	2,208,165	8,894,908	59,315	2,208,165	8,954,223	11,162,388	1,972,850	9,189,538	7,700,000	2004
Asset-Walgreens-Toms River New Jersey	948,181	4,877,731	483,028	948,181	5,360,759	6,308,940	870,248	5,438,692	4,038,000	2006
Asset-Walgreens-White Bear Lake-Minnesota	1,446,831	4,615,442	380,783	1,446,831	4,996,225	6,443,056	811,124	5,631,932	4,340,000	2006
Asset-Boulder View Tavern-Eastern PA		1,072,000	576,145		1,648,145	1,648,145	1,460,800	187,345		1986
Asset-Company owned rental properties-Eastern PA		575,513	3,135		578,648	578,648	330,873	247,775	372,000	2004 thru 2005
Asset-Leased Lake Club Program-Eastern PA		571,151			571,151	571,151	567,945	3,206		Various / 1980 on
Asset-Leased Rental Program -Eastern PA		188,872			188,872	188,872	188,872	0		Various / 1982 on

Total	$16,535,564	$30,221,229	$3,255,737	$17,441,906	$32,570,624	$50,012,530	$12,410,178	$37,602,352	$16,450,000

Depreciation and Amortization are provided on a straight-line half year method over the estimated useful lives of the assets as follows:

Land improvements

10 to 30 years

Corporate building

10 to 30 years

Properties leased to others

10 to 30 years

The aggregate cost for federal income tax purposes is approximately $30,500,000 at October 31, 2012.

The changes in total real estate assets for the years ended October 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Balance at beginning of period	51,413,704	$54,908,935	$51,343,167
Additions to Land	0	0	781,766
Additions to Land Improvements	0	0	560,455
Additions to Leased Buildings	22,535	761	181,559
Additions to Corporate Building	0	0	0
Sale of Real Property	(984,830)	(3,495,992)	(50,557)
Transfers	(438,879)	0	2,092,545
Balance at end of year	50,012,530	$51,413,704	$54,908,935

The changes in accumulated depreciation for the years ended October 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Balance at beginning of year	11,986,044	$11,113,491	$9,966,619
Addition during year: reclass	0	0	0
Current year depreciation	974,568	1,106,816	1,146,872
Less retirements	(550,434)	(234,263)	0
Balance at end of year	12,410,178	$11,986,044	$11,113,491

F-23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

By:  /s/ Bruce Beaty

   Bruce Beaty

   President and Chief Executive Officer

   Dated:  January 29, 2013

By:  /s/ Cynthia A. Van Horn

   Cynthia A. Van Horn

   Chief Financial Officer and Treasurer

   (Principal Financial Officer)

   Dated:  January 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frederick N. Kurz, Jr.		January 29, 2013
Frederick N. Kurz, Jr.	Chairman of the Board
/s/ Bruce Beaty		January 29, 2013
Bruce Beaty	President, Chief Executive Officer and Director
/s/ Paul A. Biddelman		January 29, 2013
Paul A. Biddelman	Director
/s/ Mark Dawejko		January 29, 2013
Mark Dawejko	Director

/s/ Cynthia A. Van Horn		January 29, 2013
Cynthia A. Van Horn	Chief Financial Officer and Treasurer (Principal Financial Officer)

24

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

10.3

$3,000,000 Line of Credit Grid Note, dated March 1, 2006, between Blue Ridge Real Estate Company, Big Boulder Corporation, Northeast Land Co., Lake Mountain Company and Jack Frost Mountain Company and Manufacturers and Traders Trust Company. (filed March 7, 2006 as Exhibit 10.2 to Form 8-K and incorporated herein by reference)

10.4

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

10.5

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

10.6

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

10.7

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

10.8

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

10.9

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

10.10

Deed of Trust and Security Agreement, dated May 22, 2009, between Blue Ridge Real Estate Company and Kenneth D. Moore, Trustee. (filed on September 14, 2009 as exhibit 10.1 to Form 10-Q and incorporated herein by reference.)

10.11

$1,050,000 Real Estate Lien Note, dated May 22, 2009, between Blue Ridge Real Estate Company and Barbers Hill Banking Center, a branch of Anahuac National Bank. (filed on September 14, 2009 as exhibit 10.2 to Form 10-Q and incorporated herein by reference.)

10.12

Mortgage and Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

10.12

$4,340,000 6.90% Senior Secured Note, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.2 to Form 8-K and incorporated by reference herein.)

10.14

Note Purchase Agreement, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.3 to Form 8-K and incorporated by reference herein.)

10.15

Mortgage and Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.1 to Form 8-K and incorporated by reference herein.)

10.16

$4,038,000 6.90% Senior Secured Note, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.2 to Form 8-K and incorporated by reference herein.)

10.17

Note Purchase Agreement, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.3 to Form 8-K and incorporated by reference herein.)

10.18

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

10.19

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

10.20

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

10.21

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

10.22

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

10.23

$2,600,000 Open-end Mortgage, dated July 29, 2010, between Blue Ridge Real Estate Company and Manufacturers and Traders Trust Company (filed on August 3, 2010 as exhibit 10.3 to Form 8-K and incorporated by reference herein.)

10.24

$2,600,000 Open-end Mortgage, dated July 29, 2010, between Big Boulder Corporation and Manufacturers and Traders Trust Company (filed on August 3, 2010 as exhibit 10.4 to Form 8-K and incorporated by reference herein.)

10.25

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

10.30

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

10.31

$4,600,000 Amended and Restated Open-End Mortgage, dated July 29, 2011, between Blue Ridge Real Estate Company and Manufacturers and Traders Trust Company (filed August 12, 2011 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.)

10.32

$4,600,000 Amended and Restated Open-End Mortgage, dated July 29, 2011, between Big Boulder Corporation and Manufacturers and Traders Trust Company (filed August 12, 2011 as Exhibit 10.3 to Form 8-K and incorporated herein by reference.)

10.33

$4,600,000 Amended and Restated Open-End Mortgage, dated July 29, 2011, between Northeast Land Company and Manufacturers and Traders Trust Company (filed August 12, 2011 as Exhibit 10.4 to Form 8-K and incorporated herein by reference.)

10.34

First Amendment to Agreement of Sale, Phase 3, dated August 15, 2011between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania. (filed August 18, 2011as Exhibit 10.2 to Form 8-K and incorporated herein by reference.)

10.35

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

10.37

Purchase and Sale Agreement, dated October 31, 2011, between Blue Ridge Real Estate Company and JFBB Ski Areas, Inc. (filed on November 4, 2011 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)

10.38

Purchase and Sale Agreement, dated October 31, 2011, between Big Boulder Corporation and JFBB Ski Areas, Inc. (filed on November 4, 2011 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.)

10.39**	Employment Agreement effective January 1, 2012 between Blue Ridge Real Estate Company and Bruce Beaty (filed February 14, 2012 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)
10.40

Second Amendment to Agreement of Sale, Phase 3, dated February 20, 2012 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed as exhibit 10.3 to Form 8-K filed on February 24, 2012 and incorporated herein by reference.)

10.41

Third Amendment to Agreement of Sale, Phase 3, dated September 6, 2012 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed as exhibit 10.4 to Form 8-K filed on September 7, 2012 and incorporated herein by reference.)

10.42**	Employment Agreement effective January 1, 2013 between Blue Ridge Real Estate Company and Bruce Beaty (filed November 28, 2012 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)
14.1	Code of Ethics (filed February 11, 2005 as Exhibit 14.1 to Form 10-K and incorporated herein by reference)
21.1*	List of all subsidiaries of the Registrants
31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Management or compensatory contract required to be filed pursuant to Item 15(b) of the requirements for Form 10-K reports.

*** Furnished herewith.

Copies of Exhibits are available to Shareholders by contacting the Corporate Secretary, Blue Ridge Real Estate Company, Blakeslee, PA 18610. A charge of $0.25 per page to cover the Registrants’ expenses will be made.

30