Form 10-Q
period 2013-01-31
BLUE RIDGE REAL ESTATE CO
filed 2013-03-18
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

☐ YES       ☒   NO

     The number of shares of the registrants’ common stock outstanding as of the close of business on March 15, 2013 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Balance Sheets –

January 31, 2013 (Unaudited) and October 31, 2012

1

Combined Statements of Operations (Unaudited) –

Three Months ended January 31, 2013 and 2012

2

Combined Statements of Comprehensive Loss (Unaudited) –

Three Months ended January 31, 2013 and 2012

3

Combined Statement of Changes in Shareholders’ Equity (Unaudited) –

Three months ended January 31, 2013

4

Combined Statements of Cash Flows (Unaudited) –

Three Months Ended January 31, 2013 and 2012

5

Notes to Combined Financial Statements (Unaudited)

6

Item 2.  Management's Discussion and Analysis of Financial Condition

and Results of Operations

15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

21

Item 4.  Controls and Procedures

21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

22

Item 1A.  Risk Factors

22

Item 4.  Mine Safety Disclosures

22

Item 6.  Exhibits

23

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED BALANCE SHEETS

	(UNAUDITED)
ASSETS	01/31/13	10/31/12
Land and land development costs (3,011 and 3,012 acres per land ledger)	$20,325,604	$20,352,066
Land improvements, buildings and equipment, net	20,271,488	21,043,068
Land held for investment (10,404 acres per land ledger)	6,848,390	6,848,390
Long-lived assets held for sale (377 acres per land ledger)	494,323	846,174
Cash and cash equivalents	419,353	497,409
Cash held in escrow	179,558	205,493
Prepaid expenses and other assets	271,592	468,828
Accounts receivable and mortgages receivable	106,238	143,382
Assets of discontinued operations (1 acre per land ledger)	166,682	166,682
Total assets	$49,083,228	$50,571,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$16,709,235	$16,880,416
Accounts payable	219,679	140,956
Accrued liabilities	205,388	311,097
Deferred income	148,644	695,981
Accumulated deferred income taxes	188,633	481,633
Accrued pension expense	4,360,788	4,240,964
Total liabilities	21,832,367	22,751,047
COMBINED SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442 shares	819,731	819,731
Capital in excess of stated value	19,829,475	19,829,475
Earnings retained in the business	11,634,241	12,203,825
Accumulated other comprehensive loss, defined benefit pension plan	(2,947,179)	(2,947,179)
Shareholders’ equity before capital stock in treasury	29,336,268	29,905,852
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	27,250,861	27,820,445
Total liabilities and shareholders’ equity	$49,083,228	$50,571,492

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 and 2012
(UNAUDITED)
	2013	2012
Revenues:
Real estate management revenue	$229,061	$207,043
Land resource management revenue	454,674	952,585
Rental income revenue	436,925	448,222
Total revenues	1,120,660	1,607,850
Costs and expenses:
Real estate management costs	277,065	275,578
Land resource management costs	709,615	1,012,149
Rental income costs	225,094	232,407
General and administrative expense	513,197	534,469
Total costs and expenses	1,724,971	2,054,603
Operating loss from continuing operations	(604,311)	(446,753)

Other income and expense:
Interest and other income	2,229	2,738
Interest expense	(260,498)	(324,291)
Total other income and expense	(258,269)	(321,553)

Loss from continuing operations before income taxes	(862,580)	(768,306)

Credit for income taxes	(293,000)	(262,000)

Net loss before discontinued operations	(569,580)	(506,306)

Discontinued operations (including $82 gain on disposals in 2012)	(4)	4,877

Provision for income taxes on discontinued operations	0	2,000

Net (loss) income from discontinued operations	(4)	2,877

Net loss	($569,584)	($503,429)

Loss per combined share:
Net loss before discontinued operations	($0.23)	($0.21)
Income (loss) from discontinued operations, net of tax	($0.00)	$0.00
Basic loss per weighted average combined share	($0.23)	($0.21)

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 and 2012

(UNAUDITED)

	2013	2012

Net loss	($569,584)	($503,429)

Other comprehensive loss, net of tax
Defined benefit pension
Deferred actuarial loss, net of deferred tax expense	0	0

Other comprehensive loss	0	0

Total comprehensive loss	($569,584)	($503,429)

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2013

(UNAUDITED)

	Capital Stock (1)		Capital in Excess of	Earnings Retained in	Accumulated Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (2)	Total
Balance, October 31, 2012	2,732,442	$819,731	$19,829,475	$12,203,825	($2,947,179)	($2,085,407)	$27,820,445
Net loss				(569,584)			(569,584)

Balance, January 31, 2013	2,732,442	$819,731	$19,829,475	$11,634,241	($2,947,179)	($2,085,407)	$ 27,250,861

(1) Capital stock, at stated value of $0.30 per combined share

(2) 282,018 combined shares held in treasury, at cost

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
JANUARY 31, 2013 and 2012
(UNAUDITED)	01/31/13	01/31/12
Cash Flows Provided By (Used In) Operating Activities:
Net loss	($569,584)	($503,429)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	291,211	318,342
Deferred income taxes	(293,000)	(260,000)
Gain on sale of assets	0	(9,402)
Changes in operating assets and liabilities:
Cash held in escrow	25,935	(150,711)
Accounts receivable and mortgages receivable	37,144	(257,283)
Prepaid expenses and other current assets	197,236	1,112,135
Land and land development costs	(3,932)	(5,414)
Long-lived assets held for sale	382,245	592,098
Accounts payable and accrued liabilities	92,838	(560,980)
Deferred revenue	(31,706)	(10,055)
Net cash provided by operating activities	128,387	265,301

Cash Flows Provided By (Used In) Investing Activities:
Proceeds from disposition of assets	0	2,095,552
Additions to properties	(35,262)	(44,318)
Payments received under direct financing lease arrangements	0	7,788,195
Net cash (used in) provided by investing activities	(35,262)	9,839,429

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from debt	539,789	1,153,497
Payment of debt	(710,970)	(11,275,310)
Net cash used in financing activities	(171,181)	(10,121,813)
Net decrease in cash and cash equivalents	(78,056)	(17,083)
Cash and cash equivalents, beginning of period	497,409	377,158
Cash and cash equivalents, end of period	$419,353	$360,075

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

The combined balance sheet as of October 31, 2012, which has been derived from audited financial statements, and the combined financial statements as of and for the three month periods ended January 31, 2013 and 2012, which are unaudited, are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2012 Annual Report on Form 10-K. In the opinion of management, the accompanying combined financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.  All significant intercompany accounts and transactions are eliminated.

Due to intermittent revenues from land resource management, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2. Significant Accounting Policies

Use of estimates and assumptions:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  For example, unexpected changes in market conditions or a continued or further downturn in the economy could adversely affect actual results.  Estimates are used in accounting for, among other things, land development costs, accounts and mortgages receivables, legal liability, insurance liability, depreciation, employee benefits, taxes, and contingencies.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the combined financial statements in the period in which the revisions are made.

Management believes that its accounting policies regarding revenue recognition, land development costs, long lived assets, deferred income and income taxes among others, affect its more significant judgments and estimates used in the preparation of its combined financial statements.  For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There were no significant changes in the Companies’ critical accounting policies or estimates since the Companies’ fiscal year ended October 31, 2012 (“Fiscal 2012”).  Material subsequent events are evaluated and disclosed through the issuance date of this Quarterly Report on Form 10-Q.

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

   If a component of the Companies is reported as a discontinued operation, the results of operations through the date of sale, including any gain or loss recognized on the disposition, are presented on a separate line of the statement of operations.

Reclassification

   The Companies report the results of discontinued operations as a separate component of income on the combined statements of operations under the caption discontinued operations.  As previously disclosed, this reporting presentation resulted in certain reclassifications of the 2012 financial statement amounts.  Accordingly, certain amounts in the Fiscal 2012 combined financial statements have been reclassified to conform to the reclassified presentation.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which clarifies several aspects of the guidance in ASU No. 2010-06 “Fair Value Measurements and Disclosures”.  ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  The adoption of ASU No. 2011-04 did not have a material impact on the Companies combined financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Statement of Comprehensive Income” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income.  ASU 2011-05 was effective for the Companies’ fiscal year beginning November 1, 2012.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (ASU 2011-12) which is a deferral of the effective date for the amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in Accounting Standards Update No. 2011-05 effective for fiscal years and interim periods within those years beginning after December 1, 2011.  The adoption of this guidance, which relates to presentation only, did not have a material impact on the Companies’ combined financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified  Out of Accumulated Other Comprehensive Income” (ASU 2013-02), requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional details about these amounts.  ASU 2013-02 is effective for fiscal years beginning after December 15, 2012.

3.  Discontinued operations

On November 30, 2011, the Jack in the Box located in Wallisville, Texas was sold and as a result the operating activity for the three months ended January 31, 2012 is being reported as a discontinued operation.  The operating results of Jack in the Box were previously reported in the Rental Operations of the combined statements of operations.  At October 31, 2012, there were no remaining assets or liabilities related to Jack in the Box.

On December 15, 2011, the Jack Frost Mountain and Big Boulder ski areas were sold and as a result the operating activity for the three months ended January 31, 2012 is being reported as a discontinued operation.  The operating results of the ski areas were previously reported in the Rental Operations of the combined statements of operations.  At October 31, 2012, there were no remaining assets or liabilities related to the Jack Frost Mountain and Big Boulder ski areas.

On September 17, 2012, the Companies signed an agreement of sale regarding Lot 5 Maple Terrace located in Saylorsburg, PA.  A deposit was received and the transaction is expected to close October 1, 2013.  As a result operating activity for the property is being reported as discontinued operations for the three months periods ending January 31, 2013 and 2012.  At January 31, 2013 and October 31, 2012, there were assets related to the Maple Terrace property totaling $166,682 included in assets of discontinued operations and there were no liabilities.

The combined assets and liabilities as of January 31, 2013 and October 31, 2012, and the results of operations of the properties, including interest expense incurred, classified as discontinued operations in three months ending January 31, 2013 and 2012, are summarized as follows:

BALANCE SHEET	1/31/13	10/31/12
ASSETS
Land improvements, buildings & equipment, net	$124,790	$124,790
Land held for investment, principally unimproved	42,892	41,892
Total assets of discontinued operations	$166,682	$166,682

STATEMENT OF OPERATIONS	1/31/13	1/31/12
Revenues:
Jack in the Box	$0	$10,971
Jack Frost Mountain Ski Area	0	5,097
Big Boulder Ski Area	0	5,097
Maple Terrace	3,750	5,750
Total Revenue	3,750	26,915

Expenses (excluding interest):
Jack in the Box	0	136
Jack Frost Mountain Ski Area	0	0
Big Boulder Ski Area	0	303
Maple Terrace	3,754	14,295
Total Expenses	3,754	14,734

Interest expense(calculated on debt related to the property):
Jack in the Box	0	7,386
Jack Frost Mountain Ski Area	0	0
Big Boulder Ski Area	0	0
Maple Terrace	0	0
Total Interest	0	7,386

Gain (Loss) on Disposal:
Jack in the Box	0	9,402
Jack Frost Mountain Ski Area	0	(4,803)
Big Boulder Ski Area	0	(4,517)
Maple Terrace	0	0
Total Gain on Disposal	0	82
Income (loss) from discontinued operations before income taxes	($4)	$4,877

4.  Segment Reporting

      The Companies currently operate in two business segments, which consist of Real Estate Management / Rental Operations and Land Resource Management.

5.  Income Taxes

The benefit for income taxes for the three months ended January 31, 2013 and 2012 is estimated using the estimated annual effective tax rate for the fiscal years ending October 31, 2013 and 2012.  The effective income tax rate for the first three months of Fiscal 2013 and Fiscal 2012 was estimated at 34%.

The Companies’ practice is to recognize interest and/or penalties related to income tax matters as income tax expense in its combined financial statements. As of and for the three months ended January 31, 2013, no interest and penalties have been accrued in the combined balance sheet and no expense is reflected in the combined statement of operations.    At January 31, 2013, federal and state tax returns for years ending October 31, 2009 and later are subject to future examination by the respective tax authorities.

6.  Land and Land Development Costs

Land and improvements in progress held for development consist of the following:

	01/31/2013	10/31/2012
Land unimproved designated for development	$10,563,084	$10,593,519
Residential development	5,084,262	5,084,262
Infrastructure development	4,678,258	4,674,285
	$20,325,604	$20,352,066

The decrease in land unimproved designated for development was the result of the reclassification of Lot 4 in Saylorsburg, Pennsylvania to an asset held for sale. The increase in infrastructure development was related to the Big Boulder wastewater facility and Lakeshore development projects.

7.  Land Held for Investment

	01/31/2013	10/31/2012
Land held for investment
Land – Unimproved	$2,245,214	$2,245,214
Land – Commercial rental properties	4,603,176	4,603,176
	$6,848,390	$6,848,390

8.  Pension Benefits

Components of Net Periodic Pension Cost:

	Three Months Ended
	01/31/13		01/31/12

Service Cost	$14,231		$12,276
Interest Cost	87,653		96,235
Expected return on plan assets	(109,836)		(102,812)

	Net amortization and deferral:
	Amortization of accumulated loss	127,775	83,568
	Net amortization and deferral	127,775	83,568
	Total net periodic pension cost	$119,823	$89,267

The Companies expect to contribute $279,000 to their pension plan in the fiscal year ending October 31, 2013 (“Fiscal 2013”).  As of January 31, 2013, the Companies have not made any contributions and anticipate contributing the $279,000 to fund their pension plan in the remaining nine months of Fiscal 2013.

9.  Accumulated Other Comprehensive Loss

The following table presents the changes in the accumulated other comprehensive loss for the three months ended January 31, 2013 and the twelve months ended October 31, 2012:

	1/31/13		10/31/12
	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Beginning balance	$2,947,179	$2,947,179	$2,272,321	$2,272,321
Current period other comprehensive loss	0	0	674,858	674,858
Ending balance	$2,947,179	$2,947,179	$2,947,179	$2,947,179

The other comprehensive loss is reported net of tax.

10.  Fair Value of Financial Instruments and Impairment

   The company uses ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), to measure the fair value of certain assets and liabilities.  ASC 820 provides a framework for measuring fair value in accordance with GAAP, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and requires certain disclosures about fair value measurements.

The fair value hierarchy is summarized below:

Level 1:

Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2:

Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3:

Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

The estimated fair values of the Companies' financial instruments at January 31, 2013 and October 31, 2012 are as follows:

	1/31/13		10/31/12
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS:
Cash and cash equivalents	$598,511	$598,911	$702,902	$702,902
Accounts and mortgages receivable	106,238	106,238	143,382	143,382

LIABILITIES:
Accounts payable	219,679	219,679	140,956	140,956
Accrued liabilities	205,388	205,388	311,097	311,097
Debt	$16,709,235	$16,824,674	$16,880,416	$16,988,594

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

   As of January 31, 2013, the carrying amount net of prior period impairments for land and land development costs are $20,325,604. The carrying amount net of prior period impairments for land improvements, buildings and equipment is $20,271,488.  An adjustment of $515,631 was recorded to both land improvements, buildings and equipment and deferred income due to notification received from the PA Department of Transportation stating the proposed safety rest area project along Interstate 80 has been abandoned.  This adjustment had $0 impact on the Combined Statement of Operations.  The carrying amount net of prior period impairments for land held for investment is $6,848,390. The carrying amount net of prior period impairments for long-lived assets held for sale as of January 31, 2013 is $494,323.  The assets of discontinued operations as of January 31, 2013 have a carrying value net of prior period adjustments for impairment of $166,682.  There was no impairment expense in the three months ended January 31, 2013.

   As of October 31, 2012, the carrying amount net of prior period impairments for land and land development costs are $20,359,066 less impairment expense of $7,000 in Fiscal 2012 for a revised carrying value of $20,352,066.  A certain lot included in the land and land development costs had a carrying value of $37,394 which was written down in Fiscal 2012 by an impairment charge of $7,000 due to the sale of a similar lot in Fiscal 2012, to its fair value of $30,394.  The carrying amount net of prior period impairments for land improvements, buildings and equipment are $21,043,068.  There was no impairment expense for land improvements, buildings and equipment in Fiscal 2012.  The carrying amount net of prior period impairments for land held for investment is $6,848,390.  There was no impairment on land held for investment in Fiscal 2012.  The carrying amount net of prior period impairments for long-lived assets held for sale as of October 31, 2012 was $846,174.  There was no impairment expense on long-lived assets held for sale in Fiscal 2012.  The assets of discontinued operations as of October 31, 2012 have a carrying value net of prior period adjustments for impairment of $230,382 less $63,700 impairment expense in Fiscal 2012, due to a sales agreement signed in September 2012 for this property, for a fair value of $166,682.  The overall total impairment in Fiscal 2012 was $70,700.  The impairment for long-lived assets held for sale, land and land development costs, land held for investment and assets of discontinued operations was determined using level 2 criteria wherein fair value is determined using significant observable inputs, generally either quoted prices in an active market for similar assets or liabilities or quoted prices in markets that are not active.

11.  Per Share Data

Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period.  The calculation of diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the relevant period, net of assumed repurchases using the treasury stock method. For the three months ended January 31, 2013 and 2012, all outstanding unexercised stock options would be excluded from the calculation of diluted EPS because the exercise price of all such options exceeded the market price of the Companies’ common stock.  As a result, the calculation of diluted EPS has been excluded from the table below since diluted EPS for these periods is equal to EPS.

Weighted average basic shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, and basic loss per weighted average combined share for the three months ended January 31, 2013 and January 31, 2012 are as follows:

	Three Months Ended
	01/31/13	01/31/12
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424

Basic loss per weighted average combined share is computed as follows:
Net loss before discontinued operations	($569,580)	($506,306)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.23)	($0.21)

Net (loss) income from discontinued operations	($4)	$2,877

Weighted average combined shares of common stock outstanding	2,450,424	2,450,424
Basic earnings per weighted average combined share	$0.00	$0.00

Net loss	($569,584)	($503,429)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.23)	($0.21)

12.  Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the three months ended January 31, 2013 and 2012:

	2013	2012
Cash paid during the period for:
Interest	$260,901	$345,774
Income taxes	$11,600	$2,400

Non cash operating activities:
Reclassification of assets from long-lived assets held for sale to land improvements, buildings and equipment	$0	$191,537

Reclassification of assets from land and land development costs to long-lived assets held for sale	$30,394	$0

Adjustment to land improvements, buildings and equipment due to abandonment of sewer line	($515,631)	$0

Adjustment to deferred income due to abandonment of sewer line	$515,631	$0

13.  Business Segment Information

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

     Funds expended to date for real estate development have been primarily for infrastructure improvements and home construction in the Laurelwoods II and Boulder Lake Village communities.  Construction of 22 single family homes, four duplex homes in Laurelwoods II and 18 condominium units within Building J at Boulder Lake Village on Big Boulder Lake have been completed at October 31, 2012.  Other expenditures for our development projects in the planning phases include fees for architects, engineers, consultants, studies and permits.  All of the homes had been sold as of January 31, 2013, except for one condominium which was subsequently sold on February 1, 2013.

     Information by business segment is as follows:

	Three months ended
	1/31/13	1/31/12
Revenues from continuing operations:
Real estate management/rental operations	$665,986	$655,265
Land resource management	454,674	952,585
Total revenues from continuing operations	$1,120,660	$1,607,850

Operating profit (loss) from continuing operations, excluding general and administrative expenses:
Real estate management/rental operations	$163,827	$147,280
Land resource management	(254,941)	(59,564)
Total operating profit, excluding general and administrative expenses	($91,114)	$87,716

General and administrative expenses:
Real estate management/rental operations	$304,983	$217,818
Land resource management	208,214	316,651
Total general and administrative expenses	$513,197	$534,469
Interest and other income, net:
Real estate management/rental operations	$1,303	$1,091
Land resource management	926	1,647
Total interest and other income, net	$2,229	$2,738

Interest expense:
Real estate management/rental operations	$247,507	$300,906
Land resource management	12,991	23,385
Total Interest expense	$260,498	$324,291

Loss from continuing operations before income taxes	($862,580)	($768,306)

     Identifiable assets, net of accumulated depreciation at January 31, 2013 and October 31, 2012 and depreciation expense and capital expenditures for three months ended January 31, 2013 and the fiscal year ended October 31, 2012 by business segment are as follows:

January 31, 2013	Identifiable Assets	Depreciation and Amortization Expense	Capital Expenditures
Real estate management/rental operations	$25,432,388	$196,261	$0
Land resource management	23,377,770	84,464	0
Other corporate	106,388	10,486	35,262
Discontinued operations	166,682	0	0
Total Assets	$49,083,228	$291,211	$35,262

October 31, 2012	Identifiable Assets	Depreciation and Amortization Expense	Capital Expenditures
Real estate management/rental operations	$26,125,839	$804,900	$24,579
Land resource management	23,990,608	342,580	9,617
Other corporate	288,363	77,856	59,285
Discontinued operations	166,682	1,666	0
Total Assets	$50,571,492	$1,227,002	$93,481

During the three months ended January 31, 2012, the Companies had two material property sales, which totaled $10,911,419: one sale for $9,000,000 to JFBB Ski Areas, Inc. and one sale for $1,911,419 to Phyllis Enfield Trust.  During the three months ended January 31, 2013, there was no concentration of sales.

14.  Subsequent Events

The Companies have evaluated and disclosed subsequent events from January 31, 2013 through the issuance date of this Form 10-Q.

On February 21, 2013, Blue Ridge and Hanson Aggregated BMC, Inc., Assignee of The Conservation Fund pursuant to an Assignment of Agreement of Sale dated February 1, 2013, (the “Purchaser”) entered into a Fourth Amendment (the “Fourth Amendment”) to the Agreement of Sale between Blue Ridge and the Purchaser dated February 17, 2011 (the “Initial Phase 3 Agreement”), as amended by the First Amendment dated August 15, 2011 (the “First Amendment”), as amended by the Second Amendment dated February 20, 2012 (the “Second Amendment”, and as amended by the Third Amendment dated September 6, 2012 (the “Third Amendment”), and the Initial Phase 3 Agreement as amended by the First, Second and Third Amendments (the “Phase 3 Agreement”) for raw land owned by Blue Ridge.  As previously disclosed, under the Phase 3 Agreement, Blue Ridge agreed to sell the Purchaser land located in Thornhurst Township, Lackawanna County, Pennsylvania, consisting of approximately 376 acres (the “Property”), for a purchase price of $1,600,000, $5,000 of which was paid by the Purchaser as a deposit (the “Deposit”) within five business days of the effective date of the Phase 3 Agreement, and the remainder of which is payable to Blue Ridge at the closing of the sale of the Property (the “Closing”).

Prior to the Fourth Amendment, the Phase 3 Agreement provided, among other things, that (i) the Seller reserved the oil and gas rights on the Property for a period commencing on the date of Closing and terminating on December 31, 2031; and (ii) that the terms of a surface use agreement for gas and oil rights on the Property (the “Surface Use Agreement”) would be negotiated during the inspection period (as extended by the terms of the Third Amendment).  The Fourth Amendment provides that (i) the term and duration of the oil and gas reservation reserved by Seller in Section 1 of the Phase 3 Agreement is extended and shall expire on December 31, 2035; (ii) the parties have completed review of the Surface Use Agreement referenced in Section 1 of the Phase 3 Agreement and attached to the Phase 3 Agreement as Exhibit C (the Surface Use Agreement Exhibit”); and (iii) the parties agree that the Surface Use Agreement Exhibit shall be the final form of Surface Use Agreement and shall be incorporated by reference and attached to the deed at Closing.  All other terms and conditions of the Phase 3 Agreement in effect prior to the Fourth Amendment remain in effect.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made based upon, among other things, current assumptions by management, expectations and beliefs concerning future developments and their potential effect on the Companies.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  All statements, other than statements of historical fact, regarding the Companies’ strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements,” including but not limited to statements regarding the conducting of future construction in phases and the use of profits of such construction; the effect of accounting policies on significant judgments; the materiality of current legal proceedings with which the Companies’ are involved; the current and future real estate market in the Pocono Mountains; the timing and outcome of the Companies’ planned land development; contributions to the Companies’ pension plan; our issuance of options and recognition of compensation expense; commencement of new development projects; acquisitions of income producing properties; land tract sales that are to be treated as tax deferred exchanges; our review and update of our master development plan and the Companies’ anticipated cash needs.

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
  The Companies’ ability to provide competitive pricing to sell homes;
  The Companies’ ability to achieve gross profit margins to meet operating expenses;
  Fluctuations in the price of building materials;
  The Companies’ ability to effectively manage the Companies’ business;
  The Companies’ ability to attract and retain qualified personnel in the Companies’ business;
  The Companies’ ability to negotiate leases for the future operations of our facilities;
  The Companies’ relations with the Companies’ controlling shareholder, including its continuing willingness to provide financing and other resources;
  Actions by the Companies’ competitors;
  Effects of changes in accounting policies, standards, guidelines or principles; and
  Terrorist acts, acts of war and other factors over which the Companies have little or no control.

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

At January 31, 2013, we owned 13,780 acres of land in Northeastern Pennsylvania along with 13 acres of land in various other states.  Of these land holdings, we designated 3,011 acres as held for development, 377 acres as held for sale and 1 acre for discontinued operations.  It is expected that all of our planned developments will either be subdivided and sold as parcels of land, or be developed into single and multi-family housing.

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

With recent changes in management and in light of the economic environment, we will continue to evaluate our strategic plan and our master development plan.  We have reviewed our land inventory, oil, gas and mineral rights and development portfolio with a view to maximize shareholder value.  As in the past, we will continue to consider opportunistic asset sales of non-core investment properties as a means of funding future operations.

For Fiscal 2013, we intend to continue selective sales of land, some of which may be treated as Section 1031 tax deferred exchanges under the Internal Revenue Code.

We also have generated revenue through the selective timbering of our land.  We rely on the advice of our forester, who is engaged on a consulting basis and who receives a commission on each stumpage contract, for the timing and selection of certain parcels for timbering.  Our forester gives significant attention to protecting the environment and maximizing the value of these parcels for future timber harvests.  We have not entered into any new timber harvest contracts for the timbering of our lands in order to provide ample time for the regeneration of trees.  Our forester will monitor the growth and timbering will resume when we, in consultation with our forester, deem prudent.

The Jack Frost National Golf Course opened in the spring of 2007.  The golf course is managed by Billy Casper Golf, LLC, a nationally-recognized golf course management company.  With a continued emphasis on course maintenance, along with the natural maturation of the fairways, Jack Frost National has become one of the premier golf facilities in Northeastern Pennsylvania.  Year to year financial performance has continued to improve.

As a result of the Companies’ focus on real estate activities, we present our balance sheet in an unclassified presentation using an alternate format in order to reflect our assets and liabilities in order of their importance.

Recent Developments

As of February 1, 2013, all of the constructed condominium units at Boulder lake Village in Lake Harmony, Pennsylvania were sold.

Critical Accounting Policies and Significant Judgments and Estimates

We have identified the most critical accounting policies upon which our financial reporting depends.  The critical policies and estimates were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies identified relate to deferred tax liabilities, the valuation of land development costs and long-lived assets, and revenue recognition.

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

Deferred income consists of rents, dues and deposits on land or home sales. These rents, which are not yet earned are rents from the Companies’ commercial properties that have been paid in advance.  Dues are dues paid in advance related to memberships in the Companies’ hunting and fishing clubs and golf course memberships paid. Revenues related to the hunting and fishing clubs and golf course memberships are recognized over the seasonal period that the dues cover.  We recognize revenue related to the fishing club over a five month period from May through September, and the golf course over a seven month period, from April through October.  Deposits are required on land and home sales.

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

We sponsor a defined benefit pension plan as detailed in footnote 8 to the accompanying unaudited combined financial statements.  The accounting for pension costs is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases.  Changes in these key assumptions can have a significant effect on the pension plan’s impact on the Companies’ financial statements.  We engage the services of an independent actuary and investment consultant to assist us in determining these assumptions and in calculating pension income.  The pension plan is currently underfunded and, accordingly, the Companies have made contributions to the fund of $564,358 in Fiscal 2012.  The Companies expect to contribute $279,000 to the pension plan in Fiscal 2013.  Future benefit accruals under the pension plan ceased as of August 31, 2010.  The Companies also have a 401(k) pension plan that is available to all full time employees.  Effective August 1, 2010, the Companies match 50% of employee salary deferral contributions up to 3% of their pay for each payroll period.

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

Results of Operations for the Three Months Ended January 31, 2013 and 2012

Operations for the three months ended January 31, 2013 resulted in a net loss of $569,584 or ($0.23) per combined share respectively, compared to a net loss of $503,429, or ($0.21) per combined share, for the three month period ended January 31, 2012, respectively.

Revenues

Combined revenue of $1,120,660 for the three months ended January 31, 2013 represents a decrease of $487,190 compared to the three months ended January 31, 2012.  Real Estate Management Operations / Rental Operations revenue increased $10,721, or 2% for the three months ended January 31, 2013, compared to the three months ended January 31, 2012. Land Resource Management revenue decreased $497,911, or 52% for the three months ended January 31, 2013 compared to the three months ended January 31, 2012.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations revenue was $665,986 for the three months ended January 31, 2013, compared to $655,265 for the three months ended January 31, 2012, which resulted in an increase of $10,721, or 2%.   Rental revenue for the three months ended January 31, 2013 decreased to $436,925 as compared to $448,222 for the three months ended January 31, 2012, a decrease of $11,297, or 3% and was the result of reclassifying certain rental properties to discontinued operations, primarily in Fiscal 2012.  Real Estate Management revenue increased $22,018, or 11%, due to a credit adjustment to sewer hookup fees in the prior year and increased sewer fees.

Land Resource Management

For the three months ended January 31, 2013, Land Resource Management revenues decreased to $454,674 compared to $952,585 for the three months ended January 31, 2012, a decrease of $497,911, or 52%. Land sales do not occur on a regular basis.  In addition, there were two condominium unit sales in Boulder Lake Village totaling $439,500 for the three months ended January 31, 2013 as compared to three duplex townhouse sales in Laurelwoods II community totaling $667,000 for the three months ended January 31, 2012, a decrease of $227,500, or 34%.  For the three months ended January 31, 2013, timbering revenue was $0 as compared to $273,875 for the three months ended January 31, 2012, a decrease of $273,875, or 100%.  The Jack Frost National Golf Course’s revenue for the three months ended January 31, 2013 increased to $15,174 as compared to $8,967 for the three months ended January 31, 2012, an increase of $6,207, or 69%, which was primarily due to favorable weather conditions in November 2012.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the three months ended January 31, 2013 decreased to $502,159 compared to $507,985 for the three months ended January 31, 2012, a decrease of $5,826, or 1%.  This decrease was primarily due to decreased water testing supplies and services costs relating to the trust services provided to our resort communities.

Land Resource Management

Operating costs associated with Land Resource Management for the three months ended January 31, 2013 decreased to $709,615 compared to $1,012,149 for the three months ended January 31, 2012, a decrease of $302,534, or 30%.  A decrease in cost of goods sold related to real estate development, which was $158,094 for the three months ended January 31, 2013 as compared to $440,963 for the three months ended January 31, 2012, a decrease of $282,869, or 64%. This decrease was the result of two condominium unit sales in Boulder Lake Village during the three months ended January 31, 2013, compared to three duplex townhouse sales in the Laurelwoods II community for the three months ended January 31, 2012.  Real estate development operating expenses for the three months ended January 31, 2013 decreased to $272,877 as compared to $278,004 for the three months ended January 31, 2012, a decrease of $5,217, or 2%.  This decrease was primarily due to reductions in closing costs. The Jack Frost National Golf Course expenses increased by $38,464 for the three months ended January 31, 2013 as compared to the three months ended January 31, 2012 primarily due to increased salaries, wages, benefits and related taxes ($22,479) and equipment, course repairs and maintenance ($11,710).  There were no timber contracts for the three months ended January 31, 2013, compared to one timbering contract for the three months ended January 31, 2012.  Consulting fees relating to these timber contracts were $0 for the three months ended January 31, 2013, compared to $25,788 for the three months ended January 31, 2012, a decrease of $25,788, which reflects there being $0 timber revenue.

General and Administration

General and Administration costs for the three months ended January 31, 2013 decreased to $513,197 as compared to $534,469 for the three months ended January 31, 2012, a decrease of $21,272, or 4%.  This decrease is primarily related to decreased salaries and wages, related benefits and payroll taxes.

Other Income and Expense

Interest and other income decreased to $2,229 for the three months ended January 31, 2013 compared to $2,738 for the three months ended January 31, 2012, a decrease of $509, or 19%.  This was primarily due to decreased interest income.

Interest expense for the three months ended January 31, 2013 decreased to $260,498 compared to $324,291 for the three months ended January 31, 2012, a decrease of $63,793, or 20%.  Interest expense on our $4,600,000 term note with M&T Bank (the “Bank”) was $0 for the three months ended January 31, 2013 as compared to $14,982 for the three months ended January 31, 2012 for a decrease of $14,982 or 100%.  This note was paid in full on December 15, 2011.  The interest expense on our $3,100,000 available line of credit with the Bank was $28,838 for the three months ended January 31, 2013 as compared to $9,501 for the three months ended January 31, 2012 for an increase of $19,337 or greater than 100%.  The Companies also had a

$9,000,000 line of credit with the Bank to fund real estate development which resulted in interest expense related to the completed and unsold units at Boulder Lake Village and Woodsbluff duplexes decreasing to $0 for the three months ended January 31, 2013 as compared to $61,638 for the three months ended January 31, 2012, a decrease of $61,638 or 100%.

Discontinued Operations

Due to management’s decision to sell the two ski areas and a commercial property, as well as the transfer of one investment property to assets of discontinued operations, the results of operations for these four properties for the three months ended January 31, 2013 and 2012 are being reported as discontinued operations. Future cash flows and operating results for the two ski areas, the commercial property and the investment property are no longer being reported in the Real Estate Management / Rental segment. The gain (loss) resulting from the sale of the three properties is included in discontinued operations.

The net income after taxes from discontinued operations for the Jack in the Box for the three months ended January 31, 2013 was $0 as compared to $8,051 for the three months ended January 31, 2012.

The net income after taxes from discontinued operations for the Jack Frost Mountain and Big Boulder ski areas for the three months ended January 31, 2013 was $0 compared to $371 for the three months ended January 31, 2012.

   The net loss after taxes from discontinued operations for the Saylorsburg, Pennsylvania investment property for the three months ended January 31, 2013 was ($4) compared to ($5,545) for the three months ended January 31, 2012.

Tax Rate

The effective tax rate for the three months ended January 31, 2013 and 2012 was 34%.  The rate for Fiscal 2012 is specific to federal taxes.  There is no benefit for state income tax because the Companies fully reserved the future benefit.

Liquidity and Capital Resources

As reflected in the Combined Statements of Cash Flows, net cash provided by operating activities was $128,387 for the three months ended January 31, 2013 versus $265,301 for the three months ended January 31, 2012.  The decrease in net cash provided by operating activities for the three months ended January 31, 2013 is primarily attributable to decreased sales in land and real estate development.

There were no material non-recurring cash items for the three months ended January 31, 2013.  For the three months ended January 31, 2012 material non-recurring cash items include the sales of Jack Frost Mountain Ski Area for $5,650,000, Big Boulder Ski Area for $3,350,000 and the Jack in the Box for $1,911,419.

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

The Companies also have a $3,100,000 line of credit with the Bank for general operations.  At January 31, 2013, $2,137,140 was outstanding on the $3,100,000 line at a 5.5% interest rate.

The Companies continue to maintain an interest reserve account which was established in the third quarter of Fiscal 2009 as security for the payment of interest.  The balance of the interest reserve escrow account was $81,790 at January 31, 2013.

The existing loan agreement requires, among other things, that the Companies comply annually with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies have not met the required debt service coverage ratio at October 31, 2012 and have obtained waivers from the Bank for this covenant.

The following table sets forth the Companies’ significant contractual cash obligations for the items indicated as of January 31, 2013:

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lines of Credit	$2,137,140	$2,137,140	$0	$0	$0
Long-Term Debt-Investment Properties	14,474,670	365,848	7,305,000	581,036	6,222,786
Capital Leases	97,425	47,442	49,983	0	0
Debt Sub-total	$16,709,235	$2,550,430	$7,354,983	$581,036	$6,222,786
Fixed Rate Interest	6,683,156	909,897	1,767,474	901,424	3,104,361
Variable Rate Interest (1)	834,227	119,175	357,526	238,351	119,175
Interest Subtotal	$7,517,383	$1,029,072	$2,125,000	$1,139,775	$3,223,536
Pension Contribution Obligations (2)	279,000	279,000	0	0	0
Total Contractual Cash Obligations	$24,505,618	$3,858,502	$9,479,983	$1,720,811	$9,446,322

(1)

The variable rate interest is calculated based on the outstanding balances and the interest rate in effect as of January 31, 2013.

(2)

The pension contribution obligations are for Fiscal 2013.  Estimated funding obligations beyond the current fiscal year are not presented because the requirements fluctuate based on the performance of the plan assets, discount rate assumptions and demographics.

We currently anticipate that the funds needed for future operations and to implement our land development strategy will be satisfied through operating cash, borrowed funds, public offerings or private placements of debt or equity and reinvested profits from sales. We expect that with respect to land development, future construction will be conducted in phases, with the profits from each phase used to fund additional future construction.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At January 31, 2013, we had $2,137,140 of variable rate indebtedness, representing 13% of our total debt outstanding, at an average rate of 5.50% (calculated as of January 31, 2013).  Our average interest rate is based on our operating line of credit facility and our market risk exposure fluctuates based on changes in underlying interest rates.

Exposure to market risk may also exist in our mortgages receivable issued in connection with land sales.  Mortgages receivable are considered fully collectible by management and accordingly, no allowance for loan losses is considered necessary.

Item 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and is accumulated and communicated to our management, including the Companies’ principal executive and principal financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met.  As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud.  The Companies’ disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our Chief Executive Officer and Chief Financial Officer are made at the “reasonable assurance” level.

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
10.1

Agreement of Sale, Phase 3, dated February 17, 2011 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed February 18, 2011 as Exhibit 10.1 to Form 8-K and incorporated herein by reference).

10.2

First Amendment to Agreement of Sale, Phase 3, dated August 15, 2011 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed August 18, 2011 as Exhibit 10.2 to Form 8-K and incorporated herein by reference).

10.3

Second Amendment to Agreement of Sale, Phase 3, dated February 20, 2012, between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed February 24, 2012 as Exhibit 10.3 to Form 8-K and incorporated herein by reference).

10.4

Third Amendment to Agreement of Sale, Phase 3, dated September 6, 2012, between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed September 7, 2012 as Exhibit 10.4 to Form 8-K and incorporated herein by reference).

10.5

Fourth Amendment to Agreement of Sale, Phase 3, dated February 21, 2013, between Blue Ridge Real Estate Company and Hanson Aggregated BMC, Inc., Assignee of The Conservation Fund, for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed February 25, 2013 as Exhibit 10.5 to Form 8-K and incorporated herein by reference).

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   March 18, 2013

/s/ Bruce Beaty

                                                                                                Bruce Beaty

                                                                                                Chief Executive Officer and President

Dated:  March 18, 2013

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
10.1

Agreement of Sale, Phase 3, dated February 17, 2011 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed February 18, 2011 as Exhibit 10.1 to Form 8-K and incorporated herein by reference).

10.2

First Amendment to Agreement of Sale, Phase 3, dated August 15, 2011 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed August 18, 2011 as Exhibit 10.2 to Form 8-K and incorporated herein by reference).

10.3

Second Amendment to Agreement of Sale, Phase 3, dated February 20, 2012, between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed February 24, 2012 as Exhibit 10.3 to Form 8-K and incorporated herein by reference).

10.4

Third Amendment to Agreement of Sale, Phase 3, dated September 6, 2012, between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed September 7, 2012 as Exhibit 10.4 to Form 8-K and incorporated herein by reference).

10.5

Fourth Amendment to Agreement of Sale, Phase 3, dated February 21, 2013, between Blue Ridge Real Estate Company and Hanson Aggregated BMC, Inc., Assignee of The Conservation Fund, for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed February 25, 2013 as Exhibit 10.5 to Form 8-K and incorporated herein by reference).

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