Form 10-Q
period 2013-04-30
BLUE RIDGE REAL ESTATE CO
filed 2013-06-14
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

 ☐ YES          ☒NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on June 13, 2013 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Balance Sheets –

April 30, 2013 (Unaudited) and October 31, 2012

1

Combined Statements of Operations (Unaudited) –

Three and Six Months ended April 30, 2013 and 2012

2

Combined Statements of Comprehensive Loss (Unaudited) –

Six Months ended April 30, 2013 and 2012

3

Combined Statement of Changes in Shareholders’ Equity (Unaudited) –

Six months ended April 30, 2013

4

Combined Statements of Cash Flows (Unaudited) –

Six Months Ended April 30, 2013 and 2012

5

Notes to Combined Financial Statements (Unaudited)

6

Item 2.  Management's Discussion and Analysis of Financial Condition

and Results of Operations

16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

23

Item 4.  Controls and Procedures

24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

24

Item 1A.  Risk Factors

24

Item 4.  Mine Safety Disclosures

24

Item 6.  Exhibits

24

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED BALANCE SHEETS
	(UNAUDITED)
ASSETS	04/30/13	10/31/12
Land and land development costs (1,433 and 3,012 acres per land ledger, respectively)	$15,904,071	$20,352,066
Land improvements, buildings and equipment, net	19,859,880	21,043,068
Land held for investment, (8,289 and 10,404 acres per land ledger, respectively)	6,399,468	6,848,390
Long-lived assets held for sale (4,068 and 377 acres per land ledger, respectively)	1,660,757	846,174
Cash and cash equivalents	376,073	497,409
Cash held in escrow	142,903	205,493
Prepaid expenses and other assets	275,286	468,828
Accumulated deferred tax asset	1,321,367	0
Accounts receivable and mortgages receivable	120,319	143,382
Assets of discontinued operations (1 acre per land ledger)	166,682	166,682
Total assets	$46,226,806	$50,571,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$16,775,403	$16,880,416
Accounts payable	217,919	140,956
Accrued liabilities	223,586	311,097
Deferred income	301,889	695,981
Accumulated deferred income taxes	0	481,633
Accrued pension expense	4,387,612	4,240,964
Total liabilities	21,906,409	22,751,047

COMBINED SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442 shares	819,731	819,731
Capital in excess of stated value	19,829,475	19,829,475
Earnings retained in the business	8,703,777	12,203,825
Accumulated other comprehensive loss, defined benefit pension plan	(2,947,179)	(2,947,179)
Shareholders’ equity before capital stock in treasury	26,405,804	29,905,852
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	24,320,397	27,820,445
Total liabilities and shareholders’ equity	$46,226,806	$50,571,492

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2013 and 2012
(UNAUDITED)	Three Months Ended		Six Months Ended
	04/30/13	04/30/12	04/30/13	04/30/12
Revenues:
Real estate management revenue	$241,854	$247,491	$470,915	$454,534
Land resource management revenue	298,195	1,037,506	752,869	1,990,091
Rental income revenue	451,090	450,121	888,015	898,343
Total revenues	991,139	1,735,118	2,111,799	3,342,968
Costs and expenses:
Real estate management costs	244,730	233,736	521,795	509,314
Land resource management costs	4,258,009	1,306,234	4,967,624	2,318,383
Rental income costs	216,853	239,316	441,947	471,723
General and administrative expense	462,125	434,619	975,322	969,088
Gain on sale of assets	(3,100)	0	(3,100)	0
Total costs and expenses	5,178,617	2,213,905	6,903,588	4,268,508
Operating loss from continuing operations	(4,187,478)	(478,787)	(4,791,789)	(925,540)

Other income and expense:
Interest and other income	57	203	2,286	2,941
Interest expense	(255,468)	(274,919)	(515,966)	(599,210)
Total other income and expense	(255,411)	(274,716)	(513,680)	(596,269)

Loss from continuing operations before income taxes	(4,442,889)	(753,503)	(5,305,469)	(1,521,809)

Credit for income taxes	(1,511,000)	(255,000)	(1,804,000)	(517,000)

Net loss before discontinued operations	(2,931,889)	(498,503)	(3,501,469)	(1,004,809)

Discontinued operations (including $82 gain on disposals in 2012)	2,425	(7,916)	2,421	(3,039)

(Credit) provision for income taxes on discontinued operations	1,000	(3,000)	1,000	(1,000)

Net income (loss) from discontinued operations	1,425	(4,916)	1,421	(2,039)

Net loss	($2,930,464)	($503,419)	($3,500,048)	($1,006,848)

Earnings (loss) per combined share:
Net loss before discontinued operations	($1.20)	($0.20)	($1.43)	($0.41)
Income (loss) from discontinued operations, net of tax	0.00	0.00	0.00	0.00
Basic loss per weighted average combined share	($1.20)	($0.20)	($1.43)	($0.41)

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED APRIL 30, 2013 and 2012 (UNAUDITED)
	2013	2012

Net loss	($3,500,048)	($1,006,848)

Other comprehensive loss, net of tax
Defined benefit pension
Deferred actuarial loss, net of deferred tax expense	0	0

Other comprehensive loss	0	0

Total comprehensive loss	($3,500,048)	($1,006,848)

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITYFOR THE SIX MONTHS ENDED APRIL 30, 2013(UNAUDITED)
	Capital Stock (1)		Capital inExcess of	EarningsRetained in	AccumulatedOtherComprehensive	CapitalStock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (2)	Total
Balance, October 31, 2012	2,732,442	$819,731	$19,829,475	$12,203,825	($2,947,179)	($2,085,407)	$27,820,445

Net loss				(3,500,048)			(3,500,048)

Balance, April 30, 2013	2,732,442	$819,731	$19,829,475	$8,703,777	($2,947,179)	($2,085,407)	24,320,397

(1) Capital stock, at stated value of $0.30 per combined share

(2) 282,018 combined shares held in treasury, at cost

See accompanying notes to unaudited combined financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2013 and 2012 (UNAUDITED)
	Six Months Ended
	04/30/13	04/30/12
Cash Flows Provided By (Used In) Operating Activities:
Net loss	($3,500,048)	($1,006,848)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	581,522	629,669
Impairment	3,700,000	70,700
Deferred income taxes	(1,803,000)	(518,000)
Gain on sale of assets	(3,100)	(9,402)
Changes in operating assets and liabilities:
Cash held in escrow	62,590	(99,720)
Accounts receivable and mortgages receivable	23,063	(333,744)
Prepaid expenses and other current assets	193,542	1,147,169
Land and land development costs	(9,630)	31,085
Long-lived assets held for sale	612,851	1,196,872
Accounts payable and accrued liabilities	136,100	(567,579)
Deferred income	121,539	144,366
Net cash provided by operating activities	115,429	684,568

Cash Flows Provided By (Used In) Investing Activities:
Proceeds from disposition of assets	3,100	2,287,187
Additions to properties	(134,852)	(58,199)
Payments received under direct financing lease arrangements	0	7,788,195
Net cash provided by (used in) investing activities	(131,752)	10,017,183

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from debt	1,202,761	1,782,909
Payment of debt	(1,307,774)	(12,600,587)
Net cash used in financing activities	(105,013)	(10,817,678)
Net decrease in cash and cash equivalents	(121,336)	(115,927)
Cash and cash equivalents, beginning of period	497,409	377,158
Cash and cash equivalents, end of period	$376,073	$261,231

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

The combined balance sheet as of October 31, 2012, which has been derived from audited financial statements, and the combined financial statements as of and for the three and six month periods ended April 30, 2013 and 2012, which are unaudited, are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2012 Annual Report on Form 10-K. In the opinion of management, the accompanying combined financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.  All significant intercompany accounts and transactions are eliminated.

Due to intermittent revenues from land resource management, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2. Significant Accounting Policies

Use of estimates and assumptions:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  For example, unexpected changes in market conditions or a continued or further downturn in the economy could adversely affect actual results.  Estimates are used in accounting for, among other things, land development costs, asset fair value calculations, accounts and mortgages receivables, legal liability, insurance liability, depreciation, employee benefits, taxes, and contingencies.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the combined financial statements in the period in which the revisions are made.

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

3.  Discontinued operations

On November 30, 2011, the Jack in the Box located in Wallisville, Texas was sold and as a result the operating activity for the three and six months ended April 30, 2012 is being reported as a discontinued operation.  The operating results of Jack in the Box were previously reported in the Rental Operations of the combined statements of operations.  At October 31, 2012, there were no remaining assets or liabilities related to Jack in the Box.

On December 15, 2011, the Jack Frost Mountain and Big Boulder ski areas were sold and as a result the operating activity for the three and six months ended April 30, 2012 is being reported as a discontinued operation.  The operating results of the ski areas were previously reported in the Rental Operations of the combined statements of operations.  At October 31, 2012, there were no remaining assets or liabilities related to the Jack Frost Mountain and Big Boulder ski areas.

On September 17, 2012, the Companies signed an agreement of sale regarding Lot 5 Maple Terrace located in Saylorsburg, PA.  A deposit was received and the transaction is expected to close October 1, 2013.  As a result operating activity for the property is being reported as discontinued operations for the three and six month periods ending April 30, 2013 and 2012.  At April 30, 2013 and October 31, 2012, there were assets related to the Maple Terrace property totaling $166,682 included in assets of discontinued operations and there were no liabilities.

The combined assets included in discontinued operations as of April 30, 2013 and October 31, 2012 are summarized as follows:

BALANCE SHEET	4/30/13	10/31/12
ASSETS
Land improvements, buildings & equipment, net	$124,790	$124,790
Land held for investment, principally unimproved	41,892	41,892
Total assets of discontinued operations	$166,682	$166,682

   Operating results, including interest expense incurred, of the discontinued operations in three and six months ending April 30, 2013 and 2012 are as follows:

	Three months ended		Six months ended
	4/30/13	4/30/12	4/30/13	4/30/12
Revenues:
Jack in the Box	$0	$0	$0	$10,971
Jack Frost Mountain Ski Area	0	0	0	5,097
Big Boulder Ski Area	0	0	0	5,097
Maple Terrace	3,750	0	7,500	5,750
Total Revenue	3,750	0	7,500	26,915

Expenses (excluding interest):
Jack in the Box	0	0	0	136
Jack Frost Mountain Ski Area	0	7,730	0	7,730
Big Boulder Ski Area	0	186	0	489
Maple Terrace	1,325	0	5,079	14,295
Total Expenses	1,325	7,916	5,079	22,650

Interest expense(calculated on debt related to the property):
Jack in the Box	0	0	0	7,386
Jack Frost Mountain Ski Area	0	0	0	0
Big Boulder Ski Area	0	0	0	0
Maple Terrace	0	0	0	0
Total Interest	0	0	0	7,386

Gain (Loss) on Disposal:
Jack in the Box	0	0	0	9,402
Jack Frost Mountain Ski Area	0	0	0	(4,803)
Big Boulder Ski Area	0	0	0	(4,517)
Maple Terrace	0	0	0	0
Total Gain on Disposal	0	0	0	82

Income (loss) from discontinued operations before income taxes	$2,425	($7,916)	$2,421	($3,039)

4. Segment Reporting

   The Companies currently operate in two business segments, which consist of Real Estate Management/Rental Operations and Land Resource Management.

5. Income Taxes

   The benefit for income taxes for the three and six months ended April 30, 2013 and 2012 is estimated using the estimated annual effective tax rate for the fiscal years ending October 31, 2013 and 2012.  The effective income tax rate for the first six months of the Companies’ fiscal year ending October 31, 2013 (such fiscal year “Fiscal 2013”) and Fiscal 2012 was estimated at 34%.

   The Companies’ practice is to recognize interest and/or penalties related to income tax matters as income tax expense in its combined financial statements. As of and for the six months ended April 30, 2013, no interest and penalties have been accrued in the combined balance sheet and no expense is reflected in the combined statement of operations.  At April 30, 2013, federal and state tax returns for fiscal years ending October 31, 2009 and later are subject to future examination by the respective tax authorities.

6.  Land and Land Development Costs

     Land and improvements in progress held for development consist of the following:

	04/30/2013	10/31/2012
Land unimproved designated for development	$9,635,834	$10,593,519
Residential development	5,084,521	5,084,262
Infrastructure development	1,183,716	4,674,285
	$15,904,071	$20,352,066

     The decrease in land unimproved designated for development was the result of the reclassification of 1,577 acres of raw land on River Road, Buck Township Pennsylvania to an asset held for sale. The decrease in infrastructure development was related to an impairment expense taken against the remaining 126 units of the Boulder Lake Village condominium project.

7.  Land Held for Investment

	04/30/2013	10/31/2012
Land held for investment
Land – Unimproved	$1,796,292	$2,245,214
Land – Commercial rental properties	4,603,176	4,603,176
	$6,399,468	$6,848,390

     A portion of the decrease in land-unimproved was the result of a reclassification of 2,114 acres of raw land in Bear Creek and Buck Townships, Pennsylvania, to an asset held for sale.  The remaining portion of the decrease was related to an impairment expense taken on 2.9 acres of land known as the Flower Field parcel.

8.  Pension Benefits

     Components of Net Periodic Pension Cost:

	Three Months Ended		Six Months Ended
	04/30/13	04/30/12	04/30/13	04/30/12

Service Cost	$14,231	$12,276	$28,462	$24,552
Interest Cost	87,653	96,235	175,306	192,470
Expected return on plan assets	(109,836)	(102,812)	(219,672)	(205,624)

Net amortization and deferral:
Amortization of accumulated loss	127,775	83,568	255,551	167,136
Net amortization and deferral	127,775	83,568	255,551	167,136
Total net periodic pension cost	$119,823	$89,267	$239,647	$178,534

The Companies expect to contribute $279,000 to their pension plan in the fiscal year ending October 31, 2013 (“Fiscal 2013”).  As of April 30, 2013, the Companies made contributions totaling $93,000 and anticipate contributing an additional $186,000 to fund their pension plan in Fiscal 2013.

9.  Accumulated Other Comprehensive Loss

The following table presents the changes in the accumulated other comprehensive loss for the six months ended April 30, 2013 and the twelve months ended October 31, 2012:

	4/30/13		10/31/12
	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Beginning balance	$2,947,179	$2,947,179	$2,272,321	$2,272,321
Current period other comprehensive loss	0	0	674,858	674,858
Ending balance	$2,947,179	$2,947,179	$2,947,179	$2,947,179

The other comprehensive loss is reported net of tax.

10.  Fair Value of Financial Instruments and Impairment

   The Companies use ASC 820, “Fair Value Measurements” (“ASC 820”), to measure the fair value of certain assets and liabilities.  ASC 820 provides a framework for measuring fair value in accordance with GAAP, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and requires certain disclosures about fair value measurements.

The fair value hierarchy is summarized below:

Level 1:

Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2:

Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3:

Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

The estimated recurring fair values of the Companies' financial instruments at April 30, 2013 and October 31, 2012 are as follows:

	4/30/13		10/31/12
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS:
Cash and cash equivalents	$518,976	$518,976	$702,902	$702,902
Accounts and mortgages receivable	120,319	120,319	143,382	143,382

LIABILITIES:
Accounts payable	217,919	217,919	140,956	140,956
Accrued liabilities	223,586	223,586	311,097	311,097
Debt	$16,775,403	$16,898,378	$16,880,416	$16,988,594

   Fair Values were determined as follows:

   Cash and cash equivalents, accounts and mortgages receivable, accounts payable and accrued liabilities:  The carrying amounts approximate fair value because of the short-term maturity of these instruments.

   Debt: The fair value of debt is estimated using discounted cash flows based on current borrowing rates available to the Companies for similar types of borrowing arrangements - Level 2 hierarchy.

   As of April 30, 2013, the carrying amount net of prior period impairments for land and land development costs is $19,404,071, less impairment expense of $3,500,000, recorded in the six months ended April 30, 2013 for a revised carrying value of $15,904,071.  A 126 unit development project had a carrying value of $4,610,965 which was written down by an impairment charge of $3,500,000.  Management reassessed the carrying value of the project following its evaluation of trends in the local real estate market, which management determined were not reflecting the recovery recently experienced nationally.  In determining the amount of the impairment, management performed a discounted cash flow analysis based on reduced estimates regarding the timing of unit sales and the prices to be realized.  Certain quantitative inputs utilized in the analysis for this impairment are detailed below.  The carrying amount net of prior period impairments for land improvements, buildings and equipment is $19,859,880.  A reclassification of $515,631 was recorded to both land improvements, buildings and equipment and deferred income due to notification received from the PA Department of Transportation stating the proposed safety rest area project along Interstate 80 has been abandoned.  This reclassification had $0 impact on the Combined Statement of Operations.  The carrying amount net of prior period impairments for land held for investment is $6,599,468 less impairment expense of $200,000 recorded in the six months ended April 30, 2013 for a revised carrying value of $6,399,468.  A certain lot included in land held for investment had a carrying value of $500,431 which was written down by an impairment charge of $200,000.  The quoted listing price less selling and closing costs provided by the broker for this 2.9 acre parcel of land was the input used in determining the fair value of this property (Level 2).  The carrying amount net of prior period impairments for long-lived assets held for sale as of April 30, 2013 is $1,660,757.  The assets of discontinued operations as of April 30, 2013 had a carrying value net of prior period adjustments for impairment of $166,682.  There was a total of $3,700,000 impairment expense in the six months ended April 30, 2013.

   As part of its ongoing methodology to review the carrying value of certain of its properties, management reviewed the carrying values of the Jack Frost National Golf Course and adjacent land approved for use as a planned residential development.  Based on, among other factors, trends in the local real estate market, management has determined it is likely that the carrying value of the properties has been impaired.  However, management is currently unable to estimate the amount of the impairment, and is undertaking additional measures to provide such an estimate. Management anticipates that it will complete this process, and that the Company will recognize the applicable impairment loss, if any, during the quarter ended July 31, 2013.

   As of October 31, 2012, the carrying amount net of prior period impairments for land and land development costs were $20,359,066 less impairment expense of $7,000 in Fiscal 2012 for a revised carrying value of $20,352,066.  A certain lot included in the land and land development costs had a carrying value of $37,394 which was written down in Fiscal 2012 by an impairment charge of $7,000 due to the sale of a similar lot in Fiscal 2012, to its fair value of $30,394.  The carrying amount net of prior period impairments for land improvements, buildings and equipment is $21,043,068.  There was no impairment expense for land improvements, buildings and equipment in Fiscal 2012.  The carrying amount net of prior period impairments for land held for investment is $6,848,390.  There was no impairment on land held for investment in Fiscal 2012.  The carrying amount net of prior period impairments for long-lived assets held for sale as of October 31, 2012 was $846,174.  There was no impairment expense on long-lived assets held for sale in Fiscal 2012.  The assets of discontinued operations as of October 31, 2012 had a carrying value net of prior period adjustments for impairment of $230,382 less $63,700 impairment expense in Fiscal 2012, due to a sales agreement signed in September 2012 for this property, for a fair value of $166,682.  The overall total impairment in Fiscal 2012 was $70,700.  The impairment for long-lived assets held for sale, land and land development costs, land held for investment and assets of discontinued operations was determined using level 2 criteria wherein fair value is determined using significant observable inputs, generally either quoted prices in an active market for similar assets or liabilities or quoted prices in markets that are not active.

   The table below summarizes the level of fair value hierarchy in which the fair value measurements resulting in impairment losses during the six month period ending April 30, 2013 are categorized:

		Non-Recurring Fair Value Measurements at the End of the Reporting Period Using ($ in thousands)
	4/30/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Land and land development costs (a)	$1,111			$1,111	$3,500
Land held for investment (b)	300		300		200
Total nonrecurring fair value measurements	$1,411	$0	$300	$1,111	$3,700

(a) In accordance with Subtopic 360-10, land and land development costs with a carrying value of $4.6 million were written down to their fair value of approximately $1.1 million, resulting in impairment expense of $3.5 million, which was included in the loss for the period.

(b) In accordance with Subtopic 360-10, land held for investment with a carrying value of approximately $500,000 was written down to its fair value of approximately $300,000, resulting in impairment expense of $200,000, which was included in the loss for the period.

   The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs (Level 3) utilized in determining the fair value of the impaired land and land development costs:

Fiscal Year Ending October 31,	Sales price per square ft.	Sales pace per year (in Units)	Discount rate
2015	$147 - $152	9	10%
2016	$153 - $164	25	10%
2017	$165 - $171	34	10%
2018	$172 - $178	32	10%
2019	$179 - $185	17	10%
2020	$186 - $192	3	10%

11.  Per Share Data

     Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period.  The calculation of diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the relevant period, net of assumed repurchases using the treasury stock method.   For the three and six months ended April 30, 2013 and 2012 all outstanding unexercised stock options would be excluded from the calculation of diluted EPS because the exercise price of all such options exceeded the market price of the Companies’ common stock.  As a result, the calculation of diluted EPS has been excluded from the table below since diluted EPS for these periods is equal to EPS.

     Weighted average basic shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, and basic loss per weighted average combined share for the three and six months ended April 30, 2013 and April 30, 2012 are as follows:

	Three Months Ended		Six Months Ended
	04/30/13	04/30/12	04/30/13	04/30/12
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share is computed as follows:
Net loss before discontinued operations	($2,931,889)	($498,503)	($3,501,469)	($1,004,809)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($1.20)	($0.20)	($1.43)	($0.41)

Net (loss) income from discontinued operations	$1,425	($4,916)	$1,421	($2,039)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic earnings per weighted average combined share	$0.00	$0.00	$0.00	$0.00

Net loss	($2,930,464)	($503,419)	($3,500,048)	($1,006,848)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($1.20)	($0.20)	($1.43)	($0.41)

12.  Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the six months ended April 30, 2013 and 2012:

	2013	2012
Cash paid during the period for:
Interest	$517,755	$625,059
Income taxes	$17,900	$5,300

Non cash operating activities:

Reclassification of assets from land improvements, buildings and equipment, net to long-lived assets held for sale	$220,887	$0

Reclassification of assets from land held for investment to long-lived assets held for sale	$248,922	$0

Reclassification of assets from long-lived assets held for sale to land improvements, buildings and equipment	$0	$388,526

Reclassification of assets from land and land development costs to long-lived assets held for sale	$957,625	$0

Reclassification to land improvements, buildings and equipment due to abandonment of sewer line	($515,631)	$0

Reclassification to deferred income due to abandonment of sewer line	$515,631	$0

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

     Funds expended to date for real estate development have been primarily for infrastructure improvements and home construction in the Laurelwoods II and Boulder Lake Village communities.  Construction of 22 single family homes, four duplex homes in Laurelwoods II and 18 condominium units within Building J at Boulder Lake Village on Big Boulder Lake have been completed at October 31, 2012.  Other expenditures for our development projects in the planning phases include fees for architects, engineers, consultants, studies and permits.  All of the homes had been sold as of February 1, 2013.

     Information by business segment is as follows:

	Three months ended		Six months ended
	4/30/13	4/30/12	4/30/13	4/30/12
Revenues from continuing operations:
Real estate management/rental operations	$692,944	$697,612	$1,358,930	$1,352,877
Land resource management	298,195	1,037,506	752,869	1,990,091
Total revenues from operations	$991,139	$1,735,118	$2,111,799	$3,342,968

Operating profit (loss) from continuing operations, excluding general and administrative expenses:
Real estate management/rental operations	$231,361	$224,560	$395,188	$371,840
Land resource management	(3,956,714)	(268,728)	(4,211,655)	(328,292)
Total operating profit (loss), excluding general and administrative expenses	($3,725,353)	($44,168)	($3,816,467)	$43,548

General and administrative expenses:
Real estate management/rental operations	$323,090	$174,741	$627,614	$392,183
Land resource management	139,035	259,878	347,708	576,905
Total general and administrative expenses	$462,125	$434,619	$975,322	$969,088

Interest and other income, net:
Real estate management/rental operations	$13	$58	$1,316	$1,149
Land resource management	44	145	970	1,792
Total interest and other income, net	$57	$203	$2,286	$2,941

Interest expense:
Real estate management/rental operations	$244,081	$273,045	$494,612	$588,457
Land resource management	11,387	1,874	21,354	10,753
Total Interest expense	$255,468	$274,919	$515,966	$599,210

Loss from continuing operations before income taxes	($4,442,889)	($753,503)	($5,305,469)	($1,521,809)

     Identifiable assets, net of accumulated depreciation at April 30, 2013 and October 31, 2012 and depreciation expense and capital expenditures for six months ended April 31, 2013 and the fiscal year ended October 31, 2012 by business segment are as follows:

April 30, 2013	Identifiable Assets	Depreciation and Amortization Expense	Capital Expenditures
Real estate management/rental operations	$24,441,239	$392,122	$5,028
Land resource management	20,519,803	168,928	0
Other corporate	99,082	20,472	129,824
Discontinued operations	166,682	0	0
Total Assets	$46,226,806	$581,522	$134,852

October 31, 2012	Identifiable Assets	Depreciation and Amortization Expense	Capital Expenditures
Real estate management/rental operations	$26,125,839	$804,900	$24,579
Land resource management	23,990,608	342,580	9,617
Other corporate	288,363	77,856	59,285
Discontinued operations	166,682	1,666	0
Total Assets	$50,571,492	$1,227,002	$93,481

During the six months ended April 30, 2012, the Companies had two material property sales, which totaled $10,911,419: one sale for $9,000,000 to JFBB Ski Areas, Inc. and one sale for $1,911,419 to Phyllis Enfield Trust.  During the six months ended April 30, 2013, there was no concentration of sales.

14. Subsequent Events

     The Companies have evaluated and disclosed subsequent events from April 30, 2013 through the issuance date of the Form 10-Q.

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

At April 30, 2013, we owned 13,778 acres of land in Northeastern Pennsylvania along with 13 acres of land in various other states.  Of these land holdings, we designated 1,433 acres as held for development, 8,289 acres as land held for investment, 4,068 acres as held for sale and 1 acre for discontinued operations.  It is expected that all of our planned developments will either be subdivided and sold as parcels of land, or be developed into single and multi-family housing.

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

The Jack Frost National Golf Course is managed by Billy Casper Golf, LLC, a nationally-recognized golf course management company.  With a continued emphasis on course maintenance, along with the natural maturation of the fairways, Jack Frost National has become one of the premier golf facilities in Northeastern Pennsylvania.  Year to year financial performance has continued to improve.

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

On March 21, 2013, Blue Ridge Real Estate Company (the “Company”) and the Pennsylvania Game Commission (the “Purchaser”) entered into a Land Purchase Option (the “Purchase Option”) and Addendum (the “Addendum” and together with the Purchase Option, the “PGC Agreement”) for raw land owned by the Company. Under the PGC Agreement, the Company has agreed to sell the Purchaser two tracts of land in two phases: the first phase consists of approximately 1,557 acres of land in Buck Township, Luzerne County (hereinafter referred to as“BRRE14”) and the second phase consists of approximately 2,106 acres of land in Buck and Bear Creek Townships, Luzerne County, (hereinafter referred to as “BRRE2” and together with BRRE14, “the Properties”), collectively conveying 3,663 acres of land, for an aggregate purchase price of $10,050,000.

Pursuant to the terms of the Purchase Option, the sale was subject to acceptance by the Purchaser within six months from the date the PGC Agreement was signed (the “Acceptance Period”) and was irrevocable by the Company during the Acceptance Period. On April 15, 2013, Blue Ridge Real Estate Company (the “Company”) received notice from the Pennsylvania Game Commission (the “Purchaser”) that the Land Purchase Option (the “Purchase Option”) and Addendum (the “Addendum” and together with the Purchase Option, the “PGC Agreement”) entered into on March 21, 2013 was accepted by the Purchaser.  Under the terms of the PGC Agreement, once the Purchase Option is accepted by the Purchaser, it converts to a Land Purchase Contract (the “Purchase Contract”).  The Purchaser shall have the option of canceling the Purchase Contract or accepting the Properties without diminution in price (i) if significant contamination or pollution has occurred or a waste disposal site is present on the Properties; or (ii) if the title examination by the Purchaser reveals material title defects of the Properties.

The Addendum further provides that, if the Purchaser exercises the Purchase Option, (i) the Company will perform and pay for all surveys of the Properties for the purposes of title insurance and for the preparation of deeds; (ii)  the Company will retain gas and oil rights on the Properties from closing through June 30, 2023; (iii) the Company shall terminate all hunting leases on the Properties prior to closing; (iv) the closing for the sale of the Properties shall take place in two phases: BRRE14 shall close on or before July 31, 2013 (the “Phase 1 Closing”) for the purchase price of $5,000,000 which shall be paid to the Company at the Phase 1 Closing; and BRRE2 shall close between November 1, 2013 and November 15, 2013 (the “Phase 2 Closing”) for the purchase price of $5,050,000 which shall be paid to the Company at the Phase 2 Closing; (v) title to the Properties is subject to all exceptions, restrictions, reservations, easements, rights-of-way, conditions, agreements, rights, covenants, privileges and licenses as granted or conveyed to others by the Company or its predecessors; (vi) prior to or simultaneously to the transfer of BRRE14 to the Purchaser, the Company shall convey two electric transmission easements for Right of Way (the “ROW”) to PPL Electric Utilities Corporation (“PPL”); (vii) the Purchaser shall have the opportunity to review and approve the ROW; and (viii) the Company will enter into a Backstop Agreement with PPL (the “PPL Agreement”), providing PPL with rights to acquire BRRE14 in the event that the Purchaser fails to complete the Phase 1 Closing by July 31, 2013.

On March 21, 2013, the Company entered into the PPL Agreement, which is contingent on the PGC Agreement disclosed above, to provide assurance for the orderly disposition of BRRE14 and for the grant of the ROW over BRRE14 for the construction of two power lines associated with PPL’s Northeast-Pocono Reliability Project.

Pursuant to the terms of the PPL Agreement, PPL has agreed to purchase BRRE14 for the purchase price of $5,000,000, which shall be paid to the Company at closing, in the event the Company is the owner of BRRE14 on August 1, 2013.

The PPL Agreement further provides that (i) PPL shall acquire the property in an “as-is” condition, with any and all faults, other than representations of title; (ii) the Company will retain gas and oil rights until August 31, 2023; (iii) the Company shall execute the ROW over BRRE14 on or before March 31, 2013, provided that PPL has not exercised its option to terminate the PPL Agreement; (iv) BRRE14 is to be conveyed free and clear of all liens except for the encumbrances, easements and other items of record; (v) closing shall occur on or before August 31, 2013; (vi) the Company and PPL agree that the grant of the ROW encumbers BRRE14 and that any existing development plan for BRRE14 cannot be implemented; (vii) in the event that the Phase 1 Closing does not take place and the Company has already granted the ROW to BRRE14, then PPL agrees to purchase BRRE14; and (viii) PPL certifies that no Public Utility Commission approval is needed to bind PPL to the terms of the PPL Agreement.

On March 26, 2013, the Company granted the ROW over BRRE14 to PPL.

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

Real estate development projects are stated at cost unless an impairment exists, in which case the project is written down to fair value in accordance with GAAP.  We capitalize as land and land development costs, the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use.  Because the development projects are considered as long-lived assets under GAAP, we are required to regularly review the carrying value of each of the projects and write down the value of those projects when we believe the values are not recoverable.  The cost of sales for individual parcels of real estate or condominium units within a project is determined using the relative sales value method.  Revenue is recognized upon signing of the applicable closing documents, at which time a binding contract is in effect, the buyer has arranged for permanent financing and the Companies are assured of payment in full.  In addition, at the time of closing, the risks and rewards associated with ownership have been transferred to the buyer.  Selling expenses are recorded when incurred.

Long-lived assets, namely properties, are recorded at cost. Depreciation and amortization is provided principally using the straight-line method over the estimated useful life of the asset. Upon sale or retirement of the asset, the cost and related accumulated depreciation are removed from the related accounts, and resulting gains or losses are reflected in income.  We test for recoverability our long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that event, we utilize either or both a discounted cash flow method or comparable sale pricing method to determine a fair market value.  If our use of one or both of these methods indicates that the carrying value of the asset is not recoverable, an impairment loss is recognized in operating income. An impairment loss is the difference between the carrying value and the fair value of the asset less cost to sell.  An impairment loss is recognized during the period in which the impairment is determined to be probable and reasonably estimable.

As part of its ongoing methodology to review the carrying value of certain of its properties, management reviewed the carrying values of the Jack Frost National Golf Course and adjacent land approved for use as a planned residential development.  Based on, among other factors, trends in the local real estate market, management has determined it is likely that the carrying value of the properties has been impaired.  However, management is currently unable to estimate the amount of the impairment, and is undertaking additional measures to provide such an estimate. Management anticipates that it will complete this process, and that the Company will recognize the applicable impairment loss, if any, during the quarter ended July 31, 2013.

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

The fair value of each option award is estimated at the date of grant using an option pricing model.  Expected volatilities are based upon historical volatilities of the Companies’ stock.  The Companies use historical data to estimate option exercises and employee terminations with the valuation model.  The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  There were no outstanding options at April 30, 2013 and October 31, 2012.

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Results of Operations for the Three and Six Months Ended April 30, 2013 and 2012

Operations for the three and six months ended April 30, 2013 resulted in a net loss of $2,930,464 and $3,500,048, or $1.20 and $1.43  per combined share, respectively, compared to a net loss of $503,419 and $1,006,848, or $0.20 and $0.41 per combined share, for the three and six month periods ended April 30, 2012, respectively.

Revenues

Combined revenue of $991,139 and $2,111,799 for the three and six months ended April 30, 2013 represents a decrease of $743,979 and $1,231,169, or 43% and 37%, respectively, compared to the three and six months ended April 30, 2012.  Real Estate Management Operations / Rental Operations revenue decreased $4,668 and increased $6,053, or (1%) and less than 1%, respectively, for the three and six months ended April 30, 2013, compared to the three and six months ended April 30, 2012. Land Resource Management revenue decreased $739,311 and $1,237,222, or (71%) and (62%), respectively for the three and six months ended April 30, 2013 compared to the three and six months ended April 30, 2012, respectively.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations revenue was $1,358,930 for the six months ended April 30, 2013, compared to $1,352,877 for the six months ended April 30, 2012, which resulted in an increase of $6,053, or less than 1%.  Rental revenue for the six months ended April 30, 2013 decreased to $888,015 as compared to $898,343 for the six months ended April 30, 2012, a decrease of $10,328, or (1%). This resulted from the termination of the lease for the ski areas that occurred in December 2011, as those facilities were sold.

Land Resource Management

For the six months ended April 30, 2013, Land Resource Management revenues decreased to $752,869, compared to $1,990,091 for the six months ended April 30, 2012, a decrease of $1,237,222, or (62%).   There were three condominium sales in Boulder Lake Village community totaling $644,500 for the six months ended April 30, 2013, as compared to four condominium sales in Boulder Lake Village community totaling $899,000 and three duplex townhouse sales in Laurelwoods II community totaling $667,000 for the six months ended April 30, 2012, a decrease of $921,500, or (59%).  For the six months ended April 30, 2013, timbering revenue was $0 as compared to $321,722 for the six months ended April 30, 2012, a decrease of $321,722 or 100%.  The Jack Frost National Golf Course’s revenue for the six months ended April 30, 2013 increased to $76,369 as compared to $61,618 for the six months ended April 30, 2012, an increase of $14,751, or 24%.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the six months ended April 30, 2013 decreased to $963,742 compared to $981,037 for the six months ended April 30, 2012, a decrease of $17,295 or (2%). This decrease was primarily the result of the sale of two commercial properties in Fiscal 2012.

Land Resource Management

Operating costs associated with Land Resource Management for the six months ended April 30, 2013 increased to $4,967,624 compared with $2,318,383 for the six months ended April 30, 2012, an increase of $2,649,241, or 114%.  The decrease in cost of goods sold related to real estate development, which was $242,202 for the six months ended April 30, 2013 as compared to $856,253 for the six months ended April 30, 2012, a decrease of $614,051, or 72% and a decrease in real estate development operating expenses, which was $408,014 for the six months ended April 30, 2013 as compared to $849,810 for the six months ended April 2012, a decrease of $441,796 or 52%.  These decreases were the result of three Boulder Lake Village condominium sales for the six months ended April 30, 2013 as compared to three duplex townhouse sales in the Laurelwoods II community and four Boulder Lake Village condominium sales for the six months ended April 30, 2012. Those decreases were offset by an increase in impairment expense of $3,629,300 primarily associated with the Boulder Lake Village condominium project (see footnote 10). The Jack Frost National Golf Course expenses increased by $62,758, or 13% for the six months ended April 30, 2013 as compared to the six months ended April 30, 2012 primarily due to increased payroll and related tax and benefit expense ($27,056), repairs and maintenance related to the course and clubhouse ($17,821) and increased cost of goods sold for retail and food operations ($12,177).  There were no timbering contracts for the six months ended April 30, 2013 and two timbering contracts for the six months ended April 30, 2012.  Consulting fees relating to these timber contracts were $0 for the six month ended April 30, 2013 compared to $30,572 for the six months ended April 30, 2012, an decrease of $30,572, which reflects there being $0 timber revenue.

General and Administration

General and Administration costs for the six months ended April 30, 2013 increased to $975,322 as compared to $969,088 for the six months ended April 30, 2012, an increase of $6,234, or 1%.  This increase is primarily related to increased supplies and services.

Other Income and Expense

Interest and other income decreased to $2,286 for the six months ended April 30, 2013 compared to $2,941 for the six months ended April 30, 2012, a decrease of $655, or 22%. This was primarily due to decreased interest income. Interest expense for the six months ended April 30, 2013 decreased to $515,966 compared to $599,210 for the six months ended April 30, 2012, a decrease of $83,244, or 14%. Interest expense on our $4,600,000 term note with M&T Bank (the “Bank”) was $0 for the six months ended April 30, 2013 as compared to $14,982 for the six months ended April 30, 2012 for a decrease of $14,982, or 100%.  This note was paid in full on December 15, 2011.  The interest expense on our $3,100,000 available line of credit with the Bank was $57,219 for the six months ended April 30, 2013 as compared to $16,183 for the six months ended April 30, 2012 for an increase of $41,036, or greater than 100%.  The Companies also had a $9,000,000 line of credit with the Bank to fund real estate development which resulted in interest expense related to the completed and unsold units at Boulder Lake Village and Woodsbluff duplexes decreasing to $0 for the six months ended April 30, 2013 as compared to $95,600 for the six months ended April 30, 2012, an decrease of $95,600 or 100%.

Discontinued Operations

Due to management’s decision to sell the two ski areas and a commercial property, as well as the transfer of one investment property to assets of discontinued operations, the results of operations for these four properties for the six months ended April 30, 2013 and the six months ended April 30, 2012 are being reported as discontinued operations. Future cash flows and operating results for the two ski areas, the commercial property and the investment property are no longer be reported in the Real Estate Management / Rental segment. The gain (loss) resulting from the sale of the three properties is included in discontinued operations.

The net income after taxes from discontinued operations for the Jack in the Box for the six months ended April 30, 2013 was $0 as compared to $8,851 for the six months ended April 30, 2012.

The net profit (loss) after taxes from discontinued operations for the Jack Frost Mountain and Big Boulder ski areas for the six months ended April 30, 2013 was $0 compared to $5,345 for the six months ended April 30, 2012.

The net loss after taxes from discontinued operations for the Saylorsburg, Pennsylvania investment property for the six months ended April 30, 2013 was $1,421 compared to ($5,545) for the six months ended April 30, 2012.

Tax Rate

The effective tax rate for the six months ended April 30, 2013 and 2012 was 34%.  The rate for Fiscal 2012 is specific to federal taxes.  There is no benefit for state income tax because the Companies fully reserved the future benefit.

Liquidity and Capital Resources

As reflected in the Combined Statements of Cash Flows, net cash provided by operating activities was $115,429 for the six months ended April 30, 2013 versus $684,568 for the six months ended April 30, 2012.  The decrease in net cash provided by operating activities for the six months ended April 30, 2013 is primarily attributable to decreased sales in land and real estate development.

There were no material non-recurring cash items for the six months ended April 30, 2013.  For the six months ended April 30, 2012 material non-recurring cash items include the sales of Jack Frost Mountain Ski Area for $5,650,000, Big Boulder Ski Area for $3,350,000 and the Jack in the Box for $1,911,419.

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

The Companies had a $9,000,000 line of credit with the Bank to fund real estate development with a construction sublimit of $4,400,000 and site development sublimit of $4,600,000.  The Companies utilized a portion of the proceeds from the sale of nine Boulder Lake Village condominium units, three Laurelwoods II duplex units and the sale of the ski areas to repay $2,585,167 and $2,917,521 on the Construction and Site Development sublimits, respectively, during Fiscal 2012.  The remaining balance on the Construction sublimit $653,964 was transferred to the general line of credit in an effort to consolidate debt.  During the six months ended April 30, 2013 proceeds from the sale of the three remaining Boulder Lake Village condominiums were used to repay $604,496 on the general line of credit.  At October 31, 2012, $0 was outstanding on each of the Construction and Site Development sublimits, respectively and the $9,000,000 line of credit has expired.

The Companies also have a $3,100,000 line of credit with the Bank for general operations.  At April 30, 2013, $2,307,843 was outstanding on the $3,100,000 line at a 5.5% interest rate.

The Companies continue to maintain an interest reserve account which was established in the third quarter of Fiscal 2009 as security for the payment of interest.  The balance of the interest reserve escrow account was $45,099 at April 30, 2013.

The existing loan agreement requires, among other things, that the Companies comply annually with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies have not met the required debt service coverage ratio at October 31, 2012 and have obtained waivers from the Bank for this covenant.

The following table sets forth the Companies’ significant contractual cash obligations for the items indicated as of April 30, 2013:

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lines of Credit	$2,307,843	$2,307,843	$0	$0	$0
Long-Term Debt-Investment Properties	14,384,087	371,689	7,276,909	591,117	6,144,372
Capital Leases	83,473	49,121	34,352	0	0
Debt Sub-total	$16,775,403	$2,728,653	$7,311,261	$591,117	$6,144,372
Fixed Rate Interest	6,452,553	902,376	1,661,367	891,343	2,997,467
Variable Rate Interest (1)	900,860	128,694	386,083	257,389	128,694
Interest Sub-total	$7,353,413	$1,031,070	$2,047,450	$1,148,732	$3,126,161
Pension Contribution Obligations (2)	186,000	186,000	0	0	0
Total Contractual Cash Obligations	$24,314,816	$3,945,723	$9,358,711	$1,739,849	$9,270,533

(1)

The variable rate interest is calculated based on the outstanding balances and the interest rate in effect as of April 30, 2013.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At April 30, 2013, we had $2,307,843 of variable rate indebtedness, representing 14% of our total debt outstanding, at an average rate of 5.50% (calculated as of April 30, 2013).  Our average interest rate is based on our operating line of credit facility and our market risk exposure fluctuates based on changes in underlying interest rates.

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
10.1

Fourth Amendment to Agreement of Sale, Phase 3, dated February 21, 2013, between Blue Ridge Real Estate Company and Hanson Aggregated BMC, Inc., Assignee of The Conservation Fund, for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed February 25, 2013 as Exhibit 10.5 to Form 8-K and incorporated herein by reference).

10.2

Land Purchase Option, dated March 21, 2013 between Blue Ridge Real Estate Company and Pennsylvania Game Commission for the purchase of approximately 3,663 acres of land located in Buck and Bear Creek Townships, Luzerne County, Pennsylvania (filed March 25, 2013 as Exhibit 10.1 to Form 8-K and incorporated herein by reference).

10.3

Backstop Agreement, dated March 21, 2013 between Blue Ridge Real Estate Company and PPL Electric Utilities Corporation for the contingent purchase of approximately 1,557 acres of land located in Buck Township, Luzerne County, Pennsylvania (filed March 25, 2013 as Exhibit 10.2 to Form 8-K and incorporated herein by reference).

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   June 14, 2013

/s/ Bruce Beaty

Bruce Beaty

President and Chief Executive Officer

Dated:   June 14, 2013

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
10.1

Fourth Amendment to Agreement of Sale, Phase 3, dated February 21, 2013, between Blue Ridge Real Estate Company and Hanson Aggregated BMC, Inc., Assignee of The Conservation Fund, for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed February 25, 2013 as Exhibit 10.5 to Form 8-K and incorporated herein by reference).

10.2

Land Purchase Option, dated March 21, 2013 between Blue Ridge Real Estate Company and Pennsylvania Game Commission for the purchase of approximately 3,663 acres of land located in Buck and Bear Creek Townships, Luzerne County, Pennsylvania (filed March 25, 2013 as Exhibit 10.1 to Form 8-K and incorporated herein by reference).

10.3

Backstop Agreement, dated March 21, 2013 between Blue Ridge Real Estate Company and PPL Electric Utilities Corporation for the contingent purchase of approximately 1,557 acres of land located in Buck Township, Luzerne County, Pennsylvania (filed March 25, 2013 as Exhibit 10.2 to Form 8-K and incorporated herein by reference).

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