Form 10-Q
period 2013-07-31
BLUE RIDGE REAL ESTATE CO
filed 2013-09-16
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.	Blue Ridge 000-02844
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

[X] YES          [   ] NO

     Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

[X] YES          [   ] NO

     Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  [   ]

Accelerated Filer                   [   ]

Non-Accelerated filer    [X]  (Do not check if smaller reporting company)

Smaller reporting company    [   ]

     Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

[   ] YES          [X] NO

      The number of shares of the registrants’ common stock outstanding as of the close of business on September 13, 2013 was 2,450,424 shares.*

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

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Combined Balance Sheets –

July 31, 2013 (Unaudited) and October 31, 2012

1

Combined Statements of Operations (Unaudited) –

Three and Nine Months ended July 31, 2013 and 2012

2

Combined Statements of Comprehensive Loss (Unaudited) –

Nine Months ended July 31, 2013 and 2012

3

Combined Statement of Changes in Shareholders’ Equity (Unaudited) –

Nine months ended July 31, 2013

4

Combined Statements of Cash Flows (Unaudited) –

Nine Months Ended July 31, 2013 and 2012

5

Notes to Combined Financial Statements (Unaudited)

6

Item 2.  Management's Discussion and Analysis of Financial Condition

and Results of Operations

17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

24

Item 4.  Controls and Procedures

24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

24

Item 1A.  Risk Factors

24

Item 4.  Mine Safety Disclosures

25

Item 6.  Exhibits

25

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED BALANCE SHEETS
	(UNAUDITED)
ASSETS	07/31/13	10/31/12
Land and land development costs (1,433 and 3,012 acres per land ledger, respectively)	$15,910,289	$20,352,066
Land improvements, buildings and equipment, net	19,528,550	21,043,068
Land held for investment, (8,289 and 10,404 acres per land ledger, respectively)	6,399,468	6,848,390
Long-lived assets held for sale (2,115 and 377 acres per land ledger, respectively)	248,922	846,174
Cash and cash equivalents	4,263,916	497,409
Cash held in escrow	104,222	205,493
Prepaid expenses and other assets	385,392	468,828
Accounts receivable and mortgages receivable	183,019	143,382
Assets of discontinued operations (1 acre per land ledger)	166,682	166,682
Total assets	$47,190,460	$50,571,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Debt	$14,351,513	$16,880,416
Accounts payable	338,030	140,956
Accrued liabilities	342,682	311,097
Deferred income	219,436	695,981
Accumulated deferred income taxes	22,633	481,633
Accrued pension expense	4,414,435	4,240,964
Total liabilities	19,688,729	22,751,047

COMBINED SHAREHOLDERS’ EQUITY:
Capital stock, without par value, stated value $0.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442 shares	819,731	819,731
Capital in excess of stated value	19,829,475	19,829,475
Earnings retained in the business	11,885,111	12,203,825
Accumulated other comprehensive loss, defined benefit pension plan	(2,947,179)	(2,947,179)
Shareholders’ equity before capital stock in treasury	29,587,138	29,905,852
Less cost of 282,018 shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders’ equity	27,501,731	27,820,445
Total liabilities and shareholders’ equity	$47,190,460	$50,571,492

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 and 2012
(UNAUDITED)	Three Months Ended		Nine Months Ended
	07/31/13	07/31/12	07/31/13	07/31/12
Revenues:
Real estate management revenue	$275,766	$277,833	$746,681	$732,367
Land resource management revenue	7,310,224	1,223,328	8,063,093	3,213,419
Rental income revenue	443,972	432,246	1,331,987	1,330,589
Total revenues	8,029,962	1,933,407	10,141,761	5,276,375
Costs and expenses:
Real estate management costs	237,127	243,287	758,922	752,601
Land resource management costs	2,147,989	1,319,007	7,115,613	3,637,390
Rental income costs	209,243	244,173	651,190	715,896
General and administrative expense	599,473	433,303	1,574,795	1,402,391
Gain on sale of assets	(375)	(4,609)	(3,475)	(4,609)
Total costs and expenses	3,193,457	2,235,161	10,097,045	6,503,669
Operating income (loss) from continuing operations	4,836,505	(301,754)	44,716	(1,227,294)

Other income and expense:
Interest and other income	44	150	2,330	3,091
Interest expense	(254,513)	(262,585)	(770,479)	(861,795)
Total other income and expense	(254,469)	(262,435)	(768,149)	(858,704)

Income (loss) from continuing operations before income taxes	4,582,036	(564,189)	(723,433)	(2,085,998)

Provision (credit) for income taxes	1,402,000	(192,000)	(402,000)	(709,000)

Net income (loss) before discontinued operations	3,180,036	(372,189)	(321,433)	(1,376,998)

Discontinued operations (including $82 gain on disposals in 2012)	2,298	(173)	4,719	(3,212)

Provision (credit) for income taxes on discontinued operations	1,000	0	2,000	(1,000)

Net income (loss) from discontinued operations	1,298	(173)	2,719	(2,212)

Net income (loss)	$3,181,334	($372,362)	($318,714)	($1,379,210)

Earnings (loss) per combined share:
Net income (loss) before discontinued operations	$1.30	($0.15)	($0.13)	($0.56)
Income (loss) from discontinued operations, net of tax	0.00	0.00	0.00	0.00
Basic income (loss) per weighted average combined share	$1.30	($0.15)	($0.13)	($0.56)

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED JULY 31, 2013 and 2012 (UNAUDITED)
	2013	2012

Net loss	($318,714)	($1,379,210)

Other comprehensive loss, net of tax
Defined benefit pension
Deferred actuarial loss, net of deferred tax expense	0	0

Other comprehensive loss	0	0

Total comprehensive loss	($318,714)	($1,379,210)

See accompanying notes to unaudited combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED JULY 31, 2013 (UNAUDITED)
	Capital Stock (1)		Capital in Excess of	Earnings Retained in	Accumulated Other Comprehensive	Capital Stock in
	Shares	Amount	Stated Par	the Business	Loss	Treasury (2)	Total
Balance, October 31, 2012	2,732,442	$819,731	$19,829,475	$12,203,825	($2,947,179)	($2,085,407)	$27,820,445

Net loss				(318,714)			(318,714)

Balance, July 31, 2013	2,732,442	$819,731	$19,829,475	$11,885,111	($2,947,179)	($2,085,407)	$27,501,731

(1) Capital stock, at stated value of $0.30 per combined share

(2) 282,018 combined shares held in treasury, at cost

See accompanying notes to unaudited combined financial statements

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 31, 2013 and 2012 (UNAUDITED)
	Nine Months Ended
	07/31/13	07/31/12
Cash Flows Provided By (Used In) Operating Activities:
Net loss	($318,714)	($1,379,210)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	856,910	932,448
Impairment	3,700,000	70,700
Deferred income taxes	(459,000)	(710,000)
Gain on sale of assets	(3,475)	(4,609)
Changes in operating assets and liabilities:
Cash held in escrow	101,271	(42,160)
Accounts receivable and mortgages receivable	(39,637)	(129,057)
Prepaid expenses and other current assets	83,436	1,145,301
Land and land development costs	(15,848)	24,963
Long-lived assets held for sale	2,024,686	1,629,363
Accounts payable and accrued liabilities	402,130	(631,089)
Deferred income	39,086	80,575
Net cash provided by operating activities	6,370,845	987,225

Cash Flows Provided By (Used In) Investing Activities:
Proceeds from disposition of assets	3,475	2,545,724
Additions to properties	(78,910)	(100,316)
Payments received under direct financing lease arrangements	0	7,788,195
Net cash provided by (used in) investing activities	(75,435)	10,233,603

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from debt	2,139,425	2,541,850
Payment of debt	(4,668,328)	(13,807,900)
Net cash used in financing activities	(2,528,903)	(11,266,050)
Net increase (decrease) in cash and cash equivalents	3,766,507	(45,222)
Cash and cash equivalents, beginning of period	497,409	377,158
Cash and cash equivalents, end of period	$4,263,916	$331,936

See accompanying notes to unaudited combined financial statements.

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

1. Basis of Combination

The accompanying unaudited combined financial  statements  include the accounts of Blue Ridge Real Estate Company and its wholly-owned  subsidiaries  (Northeast Land Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, Jack Frost National Golf Course, Inc., BRRE Holdings, Inc., Coursey Commons Shopping Center, LLC, Coursey Creek, LLC, Cobble Creek, LLC, Flower Fields Motel, LLC, Blue Ridge WNJ, LLC and Blue Ridge WMN, LLC) (collectively “Blue Ridge”) and Big Boulder Corporation and its  wholly-owned  subsidiaries  (Lake  Mountain  Company and BBC  Holdings, Inc.) (collectively “Big Boulder” and, together with Blue Ridge, the “Companies”).

The combined balance sheet as of October 31, 2012, which has been derived from audited financial statements, and the combined financial statements as of and for the three and nine month periods ended July 31, 2013 and 2012, which are unaudited, are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these combined financial statements should be read in conjunction with the combined financial statements and notes thereto contained in the Companies’ 2012 Annual Report on Form 10-K. In the opinion of management, the accompanying combined financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.  All significant intercompany accounts and transactions are eliminated.

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

Cash concentration:

At July 31, 2013, the Companies had $3,675,776 on deposit in excess of the FDIC insured limit of $250,000.

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

3.  Discontinued operations

On November 30, 2011, the Jack in the Box located in Wallisville, Texas was sold and, as a result, the operating activity for the three and nine months ended July 31, 2012 is being reported as a discontinued operation.  The operating results of Jack in the Box were previously reported in the Rental Operations of the combined statements of operations.  At October 31, 2012, there were no remaining assets or liabilities related to Jack in the Box.

On December 15, 2011, the Jack Frost Mountain and Big Boulder ski areas were sold and, as a result, the operating activity for the three and nine months ended July 31, 2012 is being reported as a discontinued operation.  The operating results of the ski areas were previously reported in the Rental Operations of the combined statements of operations.  At October 31, 2012, there were no remaining assets or liabilities related to the Jack Frost Mountain and Big Boulder ski areas.

On September 17, 2012, the Companies signed an agreement of sale regarding Lot 5 Maple Terrace located in Saylorsburg, Pennsylvania.  A deposit was received and the transaction was expected to close October 1, 2013.  Management has become aware that settlement on the property will not occur by October 1, 2013. On August 16, 2013, a new lease was entered into with the current lessees of the property for the period of October 1, 2013 through September 30, 2014 and an Addendum to the Agreement of Sale was executed extending the settlement date to September 30, 2014.  As a result, operating activity for the property is continuing to be reported as discontinued operations for the three and nine month periods ending July 31, 2013 and 2012.  At July 31, 2013 and October 31, 2012, there were assets related to the Maple Terrace property totaling $166,682 included in assets of discontinued operations and there were no liabilities.

The combined assets included in discontinued operations as of July 31, 2013 and October 31, 2012 are summarized as follows:

	07/31/13	10/31/12
ASSETS
Land improvements, buildings & equipment, net	$124,790	$124,790
Land held for investment, principally unimproved	41,892	41,892
Total assets of discontinued operations	$166,682	$166,682

Operating results, including interest expense incurred, of the discontinued operations in three and nine months ending July 31, 2013 and 2012 are as follows:

	Three months ended		Nine months ended
	07/31/13	07/31/12	07/31/13	07/3/12
Revenues:
Jack in the Box	$0	$0	$0	$10,971
Jack Frost Mountain Ski Area	0	0	0	5,097
Big Boulder Ski Area	0	0	0	5,097
Maple Terrace	3,750	0	11,250	5,750
Total Revenue	3,750	0	11,250	26,915

Expenses (excluding interest):
Jack in the Box	0	0	0	136
Jack Frost Mountain Ski Area	0	0	0	7,730
Big Boulder Ski Area	0	173	0	662
Maple Terrace	1,452	0	6,531	14,295
Total Expenses	1,452	173	6,531	22,823

Interest expense(calculated on debt related to the property):
Jack in the Box	0	0	0	7,386
Jack Frost Mountain Ski Area	0	0	0	0
Big Boulder Ski Area	0	0	0	0
Maple Terrace	0	0	0	0
Total Interest	0	0	0	7,386

	Three months ended		Nine months ended
	07/31/13	07/31/12	07/31/13	07/3/12
Gain (Loss) on Disposal:
Jack in the Box	0	0	0	9,402
Jack Frost Mountain Ski Area	0	0	0	(4,803)
Big Boulder Ski Area	0	0	0	(4,517)
Maple Terrace	0	0	0	0
Total Gain on Disposal	0	0	0	82

Income (loss) from discontinued operations before income taxes	$2,298	($173)	$4,719	($3,212)

4. Segment Reporting

   The Companies currently operate in two business segments, which consist of Real Estate Management/Rental Operations and Land Resource Management.

5. Income Taxes

   The benefit/provision for income taxes for the three and nine months ended July 31, 2013 is based on a full calculation under FASB ASC 740, “Income Taxes”.  Two significant land sales occurred during the three months ended July 31, 2013, therefore a calculation of the benefit /provision was deemed necessary. The benefit for income taxes for the three and nine months ended July 31, 2012 is estimated using the estimated annual effective tax rate for the fiscal years ending October 31, 2013 and 2012.  The effective income tax rate for the first nine months of the Companies’ fiscal year ending October 31, 2013 (such fiscal year “Fiscal 2013”) and Fiscal 2012 was estimated at 34%.

   The Companies’ practice is to recognize interest and/or penalties related to income tax matters as income tax expense in its combined financial statements. As of and for the nine months ended July 31, 2013, no interest and penalties have been accrued in the combined balance sheet and no expense is reflected in the combined statement of operations.  At July 31, 2013, federal and state tax returns for fiscal years ending October 31, 2009 and later are subject to future examination by the respective tax authorities.

6.  Land and Land Development Costs

   Land and improvements in progress held for development consist of the following:

	07/31/2013	10/31/2012
Land unimproved designated for development	$9,635,834	$10,593,519
Residential development	5,084,771	5,084,262
Infrastructure development	1,189,684	4,674,285
	$15,910,289	$20,352,066

   The decrease in land unimproved designated for development was the result of the reclassification of 1,577 acres of raw land on River Road, Buck Township, Pennsylvania to assets held for sale which was sold in July 2013. The decrease in infrastructure development was related to an impairment expense taken against the remaining 126 units of the Boulder Lake Village condominium project.

7.  Land Held for Investment

	07/31/2013	10/31/2012
Land held for investment
Land – Unimproved	$1,796,292	$2,245,214
Land – Commercial rental properties	4,603,176	4,603,176
	$6,399,468	$6,848,390

     A portion of the decrease in land-unimproved was the result of a reclassification of 2,114 acres of raw land in Bear Creek and  Buck Townships, Pennsylvania, to an asset held for sale.  The remaining portion of the decrease was related to an impairment expense taken on 2.9 acres of land known as the Flower Field parcel.

8.  Pension Benefits

     Components of Net Periodic Pension Cost:

	Three Months Ended		Nine Months Ended
	07/31/13	07/31/12	07/31/13	07/31/12

Service Cost	$14,231	$12,276	$42,693	$36,828
Interest Cost	87,653	96,235	262,959	288,705
Expected return on plan assets	(109,836)	(102,812)	(329,508)	(308,436)

Net amortization and deferral:
Amortization of accumulated loss	127,775	83,568	383,325	250,704
Net amortization and deferral	127,775	83,568	383,325	250,704
Total net periodic pension cost	$119,823	$89,267	$359,469	$267,801

The Companies expect to contribute $279,000 to their pension plan in the fiscal year ending October 31, 2013 (“Fiscal 2013”).  As of July 31, 2013, the Companies made contributions totaling $186,000 and anticipate contributing an additional $93,000 to fund their pension plan in Fiscal 2013.

9.  Accumulated Other Comprehensive Loss

The following table presents the changes in the accumulated other comprehensive loss for the nine months ended July 31, 2013 and the twelve months ended October 31, 2012:

	07/31/13		10/31/12
	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Beginning balance	$2,947,179	$2,947,179	$2,272,321	$2,272,321
Current period other comprehensive loss	0	0	674,858	674,858
Ending balance	$2,947,179	$2,947,179	$2,947,179	$2,947,179

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

Level 3:

Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

The estimated recurring fair values of the Companies' financial instruments at July 31, 2013 and October 31, 2012 are as follows:

	07/31/13		10/31/12
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS:
Cash and cash equivalents	$4,263,916	$4,263,916	$702,902	$702,902
Accounts and mortgages receivable	183,019	183,019	143,382	143,382

LIABILITIES:
Accounts payable	338,030	338,030	140,956	140,956
Accrued liabilities	342,682	342,682	311,097	311,097
Debt	$14,351,513	$14,484,443	$16,880,416	$16,988,594

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

   As of July 31, 2013, the carrying amount net of prior period impairments for land and land development costs is $19,410,289, less impairment expense of $3,500,000, recorded in the nine months ended July 31, 2013 for a revised carrying value of $15,910,289.  A 126 unit development project had a carrying value of $4,610,965 which was written down by an impairment charge of $3,500,000.  Management reassessed the carrying value of the project following its evaluation of trends in the local real estate market, which management determined were not reflecting the recovery recently experienced nationally.  In determining the amount of the impairment, management performed a discounted cash flow analysis based on reduced estimates regarding the timing of unit sales and the prices to be realized.  Certain quantitative inputs utilized in the analysis for this impairment are detailed below.  The carrying amount net of prior period impairments for land improvements, buildings and equipment is $19,528,550.  A reclassification of $515,631 was recorded to both land improvements, buildings and equipment and deferred income due to notification received from the PA Department of Transportation stating the proposed safety rest area project along Interstate 80 has been abandoned.  This reclassification had $0 impact on the Combined Statement of Operations.  The carrying amount net of prior period impairments for land held for investment is $6,599,468 less impairment expense of $200,000 recorded in the nine months ended July 31, 2013 for a revised carrying value of $6,399,468.  A certain lot included in land held for investment had a carrying value of $500,431 which was written down by an impairment charge of $200,000.  The quoted listing price less selling and closing costs provided by the broker for this 2.9 acre parcel of land was the input used in determining the fair value of this property (Level 2).  The carrying amount net of prior period impairments for long-lived assets held for sale as of July 31, 2013 is $248,822.  The assets of discontinued operations as of July 31, 2013 had a carrying value net of prior period adjustments for impairment of $166,682.  There was a total of $3,700,000 impairment expense in the nine months ended July 31, 2013.

   As part of its ongoing methodology to review the carrying value of certain of its properties, management reviewed the carrying values of the Jack Frost National Golf Course and adjacent land approved for use as a planned residential development.  In the Companies’ Form 10-Q for the quarter ended April 30, 3013, the Companies disclosed that based on, among other factors, trends in the local real estate market, management determined it was likely that the carrying value of the properties was impaired.  The Companies also disclosed that management was unable to estimate the amount of the impairment, and was undertaking additional measures to provide such an estimate.  However, following its analysis of data generated as a result of these additional measures, which included an analysis of independent appraisal data relating to the properties, management has concluded that the carrying value of the properties was not impaired as of July 31, 2013.

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

   The table below summarizes the level of fair value hierarchy in which the fair value measurements resulting in impairment losses during the nine month period ending July 31, 2013 are categorized:

		Non-Recurring Fair Value Measurements at the End of the Reporting Period Using ($ in thousands)
	07/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Land and land development costs (a)	$1,111			$1,111	$3,500
Land held for investment (b)	300		300		200
Total nonrecurring fair value measurements	$1,411	$0	$300	$1,111	$3,700

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

11.  Per Share Data

     Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period.  The calculation of diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the relevant period, net of assumed repurchases using the treasury stock method.   For the three and nine months ended July 31, 2013 and 2012 all outstanding unexercised stock options would be excluded from the calculation of diluted EPS because the exercise price of all such options exceeded the market price of the Companies’ common stock.  As a result, the calculation of diluted EPS has been excluded from the table below since diluted EPS for these periods is equal to EPS.

     Weighted average basic shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, and basic loss per weighted average combined share for the three and nine months ended July 31, 2013 and July 31, 2012 are as follows:

	Three Months Ended		Nine Months Ended
	07/31/13	07/31/12	07/31/13	07/31/12
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424	2,450,424	2,450,424
Basic income (loss) per weighted average combined share is computed as follows:
Net income (loss) before discontinued operations	$3,180,036	($372,189)	($321,433)	($1,376,998)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic income (loss) per weighted average combined share	$1.30	($0.15)	($0.13)	($0.56)

Net income (loss) from discontinued operations	$1,298	($173)	$2,719	($2,212)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic earnings per weighted average combined share	$0.00	$0.00	$0.00	$0.00

Net income (loss)	$3,181,334	($372,362)	($318,714)	($1,379,210)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424	2,450,424
Basic income (loss) per weighted average combined share	$1.30	($0.15)	($0.13)	($0.56)

12.  Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the nine months ended July 31, 2013 and 2012:

	2013	2012
Cash paid during the period for:
Interest	$782,691	$891,467
Income taxes	$24,200	$56,700

Non cash operating activities:

Reclassification of assets from land improvements, buildings and equipment, net to long-lived assets held for sale	$220,887	$11,741

Reclassification of assets from land held for investment to long-lived assets held for sale	$248,922	$0

Reclassification of assets from long-lived assets held for sale to land improvements, buildings and equipment	$0	$388,526

Reclassification of assets from land and land development costs to long-lived assets held for sale	$957,625	$0

Reclassification to land improvements, buildings and equipment due to abandonment of sewer line	($515,631)	$0

Reclassification to deferred income due to abandonment of sewer line	$515,631	$0

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

     Information by business segment is as follows:

	Three months ended		Nine months ended
	07/31/13	07/31/12	07/31/13	07/31/12
Revenues from continuing operations:
Real estate management/rental operations	$719,738	$710,079	$2,078,668	$2,062,956
Land resource management	7,310,224	1,223,328	8,063,093	3,213,419
Total revenues from operations	$8,029,962	$1,933,407	$10,141,761	$5,276,375

Operating profit (loss) from continuing operations, excluding general and administrative expenses:
Real estate management/rental operations	$273,368	$222,619	$668,556	$594,459
Land resource management	5,162,610	(91,070)	950,955	(419,362)
Total operating profit (loss), excluding general and administrative expenses	$5,435,978	$131,549	$1,619,511	$175,097

General and administrative expenses:
Real estate management/rental operations	$53,732	$159,138	$322,772	$548,307
Land resource management	545,741	274,165	1,252,023	854,084
Total general and administrative expenses	$599,473	$433,303	$1,574,795	$1,402,391

Interest and other income, net:
Real estate management/rental operations	$2	$41	$455	$1,145
Land resource management	42	109	1,875	1,946
Total interest and other income, net	$44	$150	$2,330	$3,091

Interest expense:
Real estate management/rental operations	$232,830	$236,452	$697,419	$706,889
Land resource management	21,683	26,133	73,060	154,906
Total Interest expense	$254,513	$262,585	$770,479	$861,795

Gain (loss) from continuing operations before income taxes	$4,582,036	($564,189)	($723,433)	($2,085,998)

     Identifiable assets, net of accumulated depreciation at July 31, 2013 and October 31, 2012 and depreciation expense and capital expenditures for nine months ended July 31, 2013 and the fiscal year ended October 31, 2012 by business segment are as follows:

July 31, 2013	Identifiable Assets	Depreciation and Amortization Expense	Capital Expenditures
Real estate management/rental operations	$26,763,530	$584,544	$5,028
Land resource management	20,163,939	243,813	3,375
Other corporate	96,309	28,553	70,507
Discontinued operations	166,682	0	0
Total Assets	$47,190,460	$856,910	$78,910

October 31, 2012	Identifiable Assets	Depreciation and Amortization Expense	Capital Expenditures
Real estate management/rental operations	$26,125,839	$804,900	$24,579
Land resource management	23,990,608	342,580	9,617
Other corporate	288,363	77,856	59,285
Discontinued operations	166,682	1,666	0
Total Assets	$50,571,492	$1,227,002	$93,481

During the nine months ended July 31, 2012, the Companies had two material property sales, which totaled $10,911,419: one sale for $9,000,000 to JFBB Ski Areas, Inc. and one sale for $1,911,419 to Phyllis Enfield Trust.  During the nine months ended July 31, 2013, the Companies had two material property sales, which totaled $6,600,000: one sale for $1,600,000 to Hanson Aggregates BMC, Inc. Assignee for The Conservation Fund and one sale for $5,000,000 to The Wildlands Conservancy, Assignee for The Pennsylvania Game Commission.

14. Subsequent Events

     The Companies have evaluated and disclosed subsequent events from July 31, 2013 through the issuance date of the Form 10-Q.

     On August 23, 2013, the Companies terminated the concession lease agreement for the Lake Mountain Club with Appletree Management Group effective October 31, 2013.  On August 23, 2013, the Companies entered into a concession lease agreement for the Lake Mountain Club with Boulder View Tavern, Inc.  According to the terms of the agreement, the lease with Boulder View Tavern, Inc. becomes effective on November 1, 2013 and terminates November 30, 2018 unless renewed or terminated.

     On August 29, 2013, the Companies entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Big Boulder will be merged with and into Blue Ridge (the “Merger”). As a result of the Merger, the separate corporate existence of Big Boulder will cease and Blue Ridge will continue as the surviving corporation in the Merger.

     As a result of the Merger and the reverse stock split, each shareholder of the Companies will receive one post-Merger Blue Ridge common share for one combined pre-Merger Blue Ridge common share and Big Boulder common share.  Upon completion of the Merger, the Security Combination Agreement will be terminated.

     Under the Merger Agreement, at any time on or before the effective time of the Merger, the boards of directors and shareholders of the Companies may mutually agree to terminate the Merger Agreement, notwithstanding approval and adoption of the Merger Agreement by the boards of directors and/or the shareholders.

Completion of the Merger is subject to the satisfaction of the following conditions:

•

the approval and adoption of the Merger Agreement by the shareholders of each of Blue Ridge and Big Boulder;

•

absence of any injunction, decree, order, statute, rule or regulation by a court or other governmental entity that makes unlawful or prohibits the consummation of the Merger;

•

effectiveness of a registration statement on Form S-4 that Blue Ridge will file with the Securities and Exchange Commission (the “SEC”) in connection with the Merger and the absence of a stop order or proceedings threatened or initiated by the SEC for that purpose; and

•

the receipt by Blue Ridge and Big Boulder of an opinion from Morgan, Lewis & Bockius LLP, dated as of the closing date of the Merger, to the effect that each of the Merger and the reverse stock split should be treated for U.S. federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

     Upon completion of the Merger, the directors of the Companies will continue to serve on the board of directors of Blue Ridge, and the executive officers of the Companies will continue to serve Blue Ridge in the same capacity.

     In connection with the proposed Merger, on August 30, 2013 Blue Ridge filed a registration statement on Form S-4 with the SEC. The registration statement includes the joint proxy statement for Blue Ridge and Big Boulder, which also constitutes a prospectus of Blue Ridge. Once the joint proxy statement/prospectus is declared effective by the SEC, it will be mailed to the shareholders of Blue Ridge and Big Boulder. Shareholders of Blue Ridge and Big Bolder are urged to read the joint proxy statement/prospectus and the other relevant materials when they become available because they will contain important information about Blue Ridge, Big Boulder and the Merger.

     The joint proxy statement/prospectus and other relevant materials (when they become available), and any other documents filed by Blue Ridge and Big Boulder with the SEC, may be obtained free of charge at the SEC’s Web site at http://www.sec.gov. In addition, shareholders may obtain free copies of the documents filed with the SEC by the Companies by contacting the Corporate Secretary, Blue Ridge Real Estate Company and Big Boulder Corporation, Route 940 and Moseywood Road, P.O. Box 707, Blakeslee, Pennsylvania 18610, telephone (570) 443-8433 or from the Companies’ web site at http://www.brreco.com/investor.asp.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made based upon, among other things, current assumptions by management, expectations and beliefs concerning future developments and their potential effect on the Companies.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  All statements, other than statements of historical fact, regarding the Companies’ strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives, and the Merger and the reverse stock split, constitute “forward-looking statements,” including but not limited to statements regarding the conducting of future construction in phases and the use of profits of such construction; the effect of accounting policies on significant judgments; the materiality of current legal proceedings with which the Companies’ are involved; the current and future real estate market in the Pocono Mountains; the timing and outcome of the Companies’ planned land development; contributions to the Companies’ pension plan; our issuance of options and recognition of compensation expense; commencement of new development projects; acquisitions of income producing properties; land tract sales that are to be treated as tax deferred exchanges; our review and update of our master development plan and the Companies’ anticipated cash needs; the timing and effect of the Merger and the composition of Blue Ridge’s board of directors and management after the Merger.

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

•

Actions by the Companies’ competitors;

•

Factors affecting the consummation of the Merger and the reverse stock split;

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

At July 31, 2013, we owned 11,825 acres of land in Northeastern Pennsylvania along with 13 acres of land in various other states.  Of these land holdings, we designated 1,433 acres as held for development, 8,289 acres as land held for investment, 2,115 acres as held for sale and 1 acre for discontinued operations.  It is expected that all of our planned developments will either be subdivided and sold as parcels of land, or be developed into single and multi-family housing.

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

We also have generated revenue through the selective timbering of our land.  We rely on the advice of our forester, who is engaged on a consulting basis and who receives a commission on each stumpage contract, for the timing and selection of certain parcels for timbering.  Our forester gives significant attention to protecting the environment and maximizing the value of these parcels for future timber harvests.  We have not entered into any new timber harvest contracts for the timbering of our lands since March 2012 in order to provide ample time for the regeneration of trees.  Our forester will monitor the growth and timbering will resume when we, in consultation with our forester, deem prudent.

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

Recent Developments

On June 28, 2013, Blue Ridge Real Estate Company closed on the sale to Hanson Aggregates BMC, Inc., Assignee of The Conservation Fund, for the sale of approximately 376 acres of land located in Thornhurst Township, Lackawanna County, Pennsylvania for the aggregate purchase price of $1,600,000.

On July 31, 2013, Blue Ridge Real Estate Company closed on the first phase of the land sale to Wildlands Conservancy, through a Cooperative Agreement with The Pennsylvania Game Commission, of approximately 1,557 acres of land located in Buck Township, Luzerne County, Pennsylvania for the purchase price of $5,000,000.  The Companies used a portion of the proceeds of the land sale to pay off their operating line of credit with M & T Bank.  The Companies intend to use the remaining proceeds from the sale for general corporate purposes.  The second phase of the land sale, consisting of 2,106 acres is scheduled to close between November 1, 2013 and November 15, 2013 for the purchase price of $5,050,000.

On August 29, 2013, the Companies entered into the Merger Agreement pursuant to which Big Boulder will be merged with and into Blue Ridge.  As a result of the Merger, the separate corporate existence of Big Boulder will cease and Blue Ridge will continue as the surviving corporation in the Merger.

In connection with the proposed Merger, on August 30, 2013 Blue Ridge filed a registration statement on Form S-4 with the SEC. The registration statement includes the joint proxy statement for Blue Ridge and Big Boulder, which also constitutes a prospectus of Blue Ridge.

See Note 14 “Subsequent Events” to our financial statements in this report for more information regarding the Merger, the Merger Agreement and the joint proxy statement/prospectus.

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

Management’s estimate of deferred tax assets and liabilities is primarily based on the difference between the tax basis and financial reporting basis of depreciable assets, like-kind exchanges of assets, net operating losses, stock options and accruals.  Valuation allowances are established when necessary to reduce tax assets to the amount expected to be realized.

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

As part of its ongoing methodology to review the carrying value of certain of its properties, management reviewed the carrying values of the Jack Frost National Golf Course and adjacent land approved for use as a planned residential development.  In the Companies’ Form 10-Q for the quarter ended April 30, 3013, the Companies disclosed that based on, among other factors, trends in the local real estate market, management determined it was likely that the carrying value of the properties was impaired.  The Companies also disclosed that management was unable to estimate the amount of the impairment, and was undertaking additional measures to provide such an estimate.  However, following its analysis of data generated as a result of these additional measures, which included an analysis of independent appraisal data relating to the properties, management has concluded that the carrying value of the properties was not impaired as of July 31, 2013.

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

The fair value of each option award is estimated at the date of grant using an option pricing model.  Expected volatilities are based upon historical volatilities of the Companies’ stock.  The Companies use historical data to estimate option exercises and employee terminations with the valuation model.  The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  There were no outstanding options at July 31, 2013 and October 31, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Results of Operations for the Three and Nine Months Ended July 31, 2013 and 2012

Operations for the three and nine months ended July 31, 2013 resulted in a net income of $3,181,334 and a net loss of $318,714, or $1.30 and ($0.13) per combined share, respectively, compared to a net loss of $372,362 and $1,379,210, or ($0.15) and ($0.56) per combined share, for the three and nine month periods ended July 31, 2012, respectively.

Revenues

Combined revenue of $8,029,962 and $10,141,761 for the three and nine months ended July 31, 2013 represents an increase of $6,096,555 and $4,865,386, or greater than 100% and 92%, respectively, compared to the three and nine months ended July 31, 2012.  Real Estate Management Operations / Rental Operations revenue increased $9,659 and $15,712, or 1%, respectively, for the three and nine months ended July 31, 2013, compared to the three and nine months ended July 31, 2012. Land Resource Management revenue increased $6,086,896 and $4,849,674, or greater than 100% for the three and nine months ended July 31, 2013 compared to the three and nine months ended July 31, 2012, respectively.

Real Estate Management/Rental Operations

Real Estate Management Operations / Rental Operations revenue was $2,078,668 for the nine months ended July 31, 2013, compared to $2,062,956 for the nine months ended July 31, 2012, which resulted in an increase of $15,712, or 1%. Real estate management revenue increased $14,314, or 2%, for the nine months ended July 31, 2013 as compared to the nine months ended July 31, 2012 which was related to increased trust fees for services provided to the resort communities. Rental revenue for the nine months ended July 31, 2013 increased to $1,331,987 as compared to $1,330,589 for the nine months ended July 31, 2012, an increase of $1,398, or less than 1%.

Land Resource Management

For the nine months ended July 31, 2013, Land Resource Management revenues increased to $8,063,093, compared to $3,213,419 for the nine months ended July 31, 2012, an increase of $4,849,674, or greater than 100%. Land sales revenue for the nine months ended July 31, 2013 was $6,632,000 consisting of a 1 acre lot for $32,000, 376 book acres (378.42 surveyed acres) for $1,600,000 and 1,577.68 book / surveyed acres for $5,000,000. Land sales do not occur on a regular basis and are sporadic in nature. One resort investment property was sold for $227,500 in the nine months ended July 31, 2013 as compared to one resort property sold for $280,000 in the nine months ended July 31, 2012 for a decrease of $52,500 or (18%).  There were three condominium sales in Boulder Lake Village community totaling $644,500 for the nine months ended July 31, 2013, as compared to six condominium sales in Boulder Lake Village community totaling $1,372,000 and three duplex townhouse sales in Laurelwoods II community totaling $667,000 for the nine months ended July 31, 2012, a decrease of $1,394,500, or (68%).  For the nine months ended July 31, 2013, timbering revenue was $0 as compared to $318,817 for the nine months ended July 31, 2012, a decrease of $318,817 or 100%.  The Jack Frost National Golf Course’s revenue for the nine months ended July 31, 2013 increased to $559,093 as compared to $528,354 for the nine months ended July 31, 2012, an increase of $30,739, or 6% which was primarily attributable to increased play.

Operating Costs

Real Estate Management/Rental Operations

Operating costs associated with Real Estate Management Operations / Rental Operations for the nine months ended July 31, 2013 decreased to $1,410,112 compared to $1,468,497 for the nine months ended July 31, 2012, a decrease of $58,385 or (4%). This decrease was primarily related to the resort investment property having been sold.

Land Resource Management

Operating costs associated with Land Resource Management for the nine months ended July 31, 2013 increased to $7,115,613 compared with $3,637,390 for the nine months ended July 31, 2012, an increase of $3,478,223, or 96%. Cost of land sold for the nine months ended July 31, 2013 was $1,419,884 relating to the one acre lot ($31,037), the 376 book acres (378.42 surveyed acres) ($293,249) and the 1,577.68 book / surveyed acres ($1,095,598). The decrease in cost of goods sold related to real estate development, which was $242,202 for the nine months ended July 31, 2013 as compared to $1,059,155 for the nine months ended July 31, 2012, a decrease of $816,953, or 77% and a decrease in real estate development operating expenses, which was $404,050 for the nine months ended July 31, 2013 as compared to $1,048,374 for the nine months ended July 31, 2012, a decrease of $644,324 or 61%.  These decreases were the result of three Boulder Lake Village condominium sales for the nine months ended July 31, 2013 as compared to three duplex townhouse sales in the Laurelwoods II community and six Boulder Lake Village condominium sales for the nine months ended July 31, 2012. Those decreases were offset by an increase in impairment expense of $3,629,300 primarily associated with the Boulder Lake Village condominium project (see footnote 10). The Jack Frost National Golf Course expenses increased by $24,325, or 3% for the nine months ended July 31, 2013 as compared to the nine months ended July 31, 2012 primarily due to increased payroll and related tax and benefit expense ($13,721), advertising ($7,193). There were no timbering contracts for the nine months ended July 31, 2013 and two timbering contracts for the nine months ended July 31, 2012.  Consulting fees relating to these timber contracts were $0 for the nine months ended July 31, 2013 compared to $30,220 for the nine months ended July 31, 2012, a decrease of $30,220, which reflects there being $0 timber revenue.

General and Administration

General and Administration costs for the nine months ended July 31, 2013 increased to $1,574,795 as compared to $1,402,391 for the nine months ended July 31, 2012, an increase of $172,404, or 12%.  This increase is primarily related to consulting and other professional fees.

Other Income and Expense

Interest and other income decreased to $2,330 for the nine months ended July 31, 2013 compared to $3,091 for the nine months ended July 31, 2012, a decrease of $761, or 25%. This was primarily due to decreased interest income. Interest expense for the nine months ended July 31, 2013 decreased to $770,479 compared to $861,795 for the nine months ended July 31, 2012, a decrease of $91,316, or 11%. Interest expense on our $4,600,000 term note with M&T Bank (the “Bank”) was $0 for the nine months ended July 31, 2013 as compared to $14,982 for the nine months ended July 31, 2012 for a decrease of $14,982, or 100%.  This note was paid in full on December 15, 2011.  The interest expense on our $3,100,000 available line of credit with the Bank was $83,256 for the nine months ended July 31, 2013 as compared to $24,798 for the nine months ended July 31, 2012 for an increase of $58,458, or greater than 100%.  The Companies also had a $9,000,000 line of credit with the Bank to fund real estate development which resulted in interest expense related to the completed and unsold units at Boulder Lake Village and Woodsbluff duplexes decreasing to $0 for the nine months ended July 31, 2013 as compared to $114,897 for the nine months ended July 31, 2012, an decrease of $114,897, or 100%.

Discontinued Operations

Due to management’s decision to sell the two ski areas and a commercial property, as well as the transfer of one investment property to assets of discontinued operations, the results of operations for these four properties for the nine months ended July 31, 2013 and the nine months ended July 31, 2012 are being reported as discontinued operations. Future cash flows and operating results for the two ski areas, the commercial property and the investment property are no longer be reported in the Real Estate Management / Rental segment. The gain (loss) resulting from the sale of the three properties is included in discontinued operations.

The net profit after taxes from discontinued operations for the Jack in the Box for the nine months ended July 31, 2013 was $0 as compared to $8,851 for the nine months ended July 31, 2012.

The net profit (loss) after taxes from discontinued operations for the Jack Frost Mountain and Big Boulder ski areas for the nine months ended July 31, 2013 was $0 compared to $5,518 for the nine months ended July 31, 2012.

The net profit (loss) after taxes from discontinued operations for the Saylorsburg, Pennsylvania investment property for the nine months ended July 31, 2013 was $2,719 compared to ($5,545) for the nine months ended July 31, 2012.

Tax Rate

The effective tax rate for the nine months ended July 31, 2013 and 2012 was 34%.  The rate for Fiscal 2012 is specific to federal taxes.  There is no benefit for state income tax because the Companies have fully reserved the future benefit.

Liquidity and Capital Resources

As reflected in the Combined Statements of Cash Flows, net cash provided by operating activities was $6,370,845 for the nine months ended July 31, 2013 versus $987,225 for the nine months ended July 31, 2012.  The increase in net cash provided by operating activities for the nine months ended July 31, 2013 is primarily attributable to land sales.

Material non-recurring cash items for the nine months ended July 31, 2013 include two land sales: one sale of approximately 376 acres of land for $1,600,000 and another sale of approximately 1,577 acres of land for $5,000,000.  For the nine months ended July 31, 2012 material non-recurring cash items include the sales of Jack Frost Mountain Ski Area for $5,650,000, Big Boulder Ski Area for $3,350,000 and the Jack in the Box for $1,911,419.

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

The Companies had a $9,000,000 line of credit with the Bank to fund real estate development with a construction sublimit of $4,400,000 and site development sublimit of $4,600,000.  The Companies utilized a portion of the proceeds from the sale of nine Boulder Lake Village condominium units, three Laurelwoods II duplex units and the sale of the ski areas to repay $2,585,167 and $2,917,521 on the Construction and Site Development sublimits, respectively, during Fiscal 2012.  The remaining balance on the Construction sublimit $653,964 was transferred to the general line of credit in an effort to consolidate debt.  During the nine months ended July 31, 2013 proceeds from the sale of the three remaining Boulder Lake Village condominiums were used to repay $604,496 on the general line of credit.  At October 31, 2012, $0 was outstanding on each of the Construction and Site Development sublimits, respectively and the $9,000,000 line of credit has expired.

The Companies also had a $3,100,000 line of credit with the Bank for general operations.  At July 31, 2013, $0 was outstanding and the $3,100,000 line has expired.

The Companies are no longer required to maintain an interest reserve account as security for the payment of interest.  On August 7, 2013, the $6,381 balance of the interest reserve escrow account was transferred and the account was closed.

As of July 31, 2013, we have no existing loan agreements with M&T Bank.  The Companies are no longer required to comply annually with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies had not met the required debt service coverage ratio at October 31, 2012 and had obtained waivers from the Bank for this covenant.

The following table sets forth the Companies’ significant contractual cash obligations for the items indicated as of July 31, 2013:

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lines of Credit	$0	$0
Long-Term Debt-Investment Properties	14,293,103	377,650	7,249,483	601,372	6,064,598
Capital Leases	58,410	49,766	8,644
Debt Sub-total	$14,351,513	$427,416	$7,258,127	$601,372	$6,064,598
Fixed Rate Interest	6,224,781	895,771	1,555,988	881,088	2,891,934
Pension Contribution Obligations (1)	93,000	93,000
Total Contractual Cash Obligations	$20,669,294	$1,416,187	$8,814,115	$1,482,460	$8,956,532

(1) The pension contribution obligations are for Fiscal 2013.  Estimated funding obligations beyond the current fiscal year are not presented because the requirements fluctuate based on the performance of the plan assets, discount rate assumptions and demographics.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At July 31, 2013, we had no variable rate indebtedness.

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

Item 1A.  RISK FACTORS

Risks Relating to the Merger

The Merger is subject to certain conditions. Failure to satisfy these conditions and complete the Merger could have material and adverse effects on Blue Ridge and Big Boulder.

The completion of the transactions is subject to the following conditions: (i) the approval and adoption of the Merger Agreement by the shareholders of each company; (ii) the absence of any injunction, decree, order, statute, rule or regulation by a court or other governmental entity that makes unlawful or prohibits the consummation of the Merger; (iii) the effectiveness of the registration statement of which the joint proxy statement/prospectus forms a part and the absence of a stop order or proceedings threatened or initiated by the SEC for that purpose; and (iv) the receipt by Blue Ridge and Big Boulder of an opinion from Morgan, Lewis & Bockius LLP, dated as of the closing date of the Merger, to the effect that each of the Merger and the reverse stock split should be treated for U.S. federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

          If the Merger is not completed on a timely basis, or at all, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the transactions, we will be subject to a number of risks, including the following:

•

Blue Ridge will be required to pay the costs relating to the transactions, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed;

•

time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities;

•

the market price of our Common Stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed; and

•

we will not realize the expected cost savings.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 6.  EXHIBITS

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of August 29, 2013, by and between Blue Ridge Real Estate Company and Big Boulder Corporation (filed August 30, 2013 as Exhibit 2.1 to Form 8-K and incorporated herein by reference)

3.1	Restated Articles of Incorporation of Blue Ridge Real Estate Company (filed February 11, 2005 as Exhibit 3.1 to Form 10-K and incorporated herein by reference)
3.2	Restated Articles of Incorporation of Big Boulder Corporation (filed February 11, 2005 as Exhibit 3.2 to Form 10-K and incorporated herein by reference)
3.3	Bylaws of Blue Ridge Real Estate Company, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.3 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
3.4	Bylaws of Big Boulder Corporation, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.3 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
31.1*	Principal Executive Officer’s Rule 13a-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized:

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

(Registrants)

Dated:   September16, 2013

/s/ Bruce Beaty

Bruce Beaty

President and Chief Executive Officer

Dated:   September 16, 2013

/s/ Cynthia A. Van Horn

Cynthia A. Van Horn

Chief Financial Officer and Treasurer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of August 29, 2013, by and between Blue Ridge Real Estate Company and Big Boulder Corporation (filed August 30, 2013 as Exhibit 2.1 to Form 8-K and incorporated herein by reference)

3.1	Restated Articles of Incorporation of Blue Ridge Real Estate Company (filed February 11, 2005 as Exhibit 3.1 to Form 10-K and incorporated herein by reference)
3.2	Restated Articles of Incorporation of Big Boulder Corporation (filed February 11, 2005 as Exhibit 3.2 to Form 10-K and incorporated herein by reference)
3.3	Bylaws of Blue Ridge Real Estate Company, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.3 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
3.4	Bylaws of Big Boulder Corporation, as amended through August 12, 1997 (filed January 5, 2005 as Exhibit 3.4 to Form S-1 (File No. 333-121855) and incorporated herein by reference)
31.1*	Principal Executive Officer’s Rule 13a-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith