Form 10-K
period 2013-10-31
BLUE RIDGE REAL ESTATE CO
filed 2014-01-29
CIK 12779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

             SECURITIES ACT OF 1934

             For the fiscal year ended October 31, 2013

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

(Title of Class)

Indicate by check mark if the registrants are a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐ No  ☑

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).       ☑YES          ☐NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrants are a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐                                                                           Accelerated Filer                 ☐

Non-Accelerated filer   ☑ (Do not check if smaller reporting company)                Smaller reporting company   ☐

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of Act).  Yes  ☐ No  ☑

The aggregate market value of common stock, without par value, stated value $0.30 per combined share, held by non-affiliates at April 30, 2013 (the last business day of the registrants’ most recently completed second fiscal quarter), was $8,142,947.  Such aggregate market value was computed by reference to the closing price of the common stock of the registrants on the OTC Markets on April 30, 2013.  There is no established public trading market for the registrants’ stock.

The number of shares of common stock of the registrants’ classes of common stock outstanding as of January 28, 2014 was 2,450,424.

*Blue Ridge Real Estate Company (“Blue Ridge”) was formerly party to a Security Combination Agreement with Big Boulder Corporation, a Pennsylvania corporation (“Big Boulder”), (each referred to herein as a “Company” and together, the “Companies”), pursuant to which the shares of Big Boulder could only be transferred with an equal number of shares of Blue Ridge, and vice versa.  Effective October 31, 2013, in accordance with the Agreement and Plan of Merger dated August 29, 2013 approved by the Boards of Directors and subsequently submitted to a vote by the shareholders of the Companies and approved at a shareholder meeting held on October 18, 2013, Big Boulder merged with and into Blue Ridge and the Security Combination Agreement was terminated.  For this reason, the financial statements set forth herein are being presented for all relevant periods as combined financial statements of Blue Ridge and Big Boulder.

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended October 31, 2013 TABLE OF CONTENTS

Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

1

PART I

Item 1  Business

2

Item 1A  Risk Factors

7

Item 2  Properties

11

Item 3  Legal Proceedings

12

Item 4  Mine Safety Disclosures

12

PART II

Item 5  Market for Registrants’ Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

13

Item 6  Selected Financial Data

14

Item 7  Management’s Discussion and Analysis of Financial Condition and

Results of Operations

15

Item 7A  Quantitative and Qualitative Disclosures about Market Risk

23

Item 8  Financial Statements and Supplementary Data

23

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

23

Item 9A  Controls and Procedures

23

Item 9B  Other Information

24

PART III

Item 10  Directors, Executive Officers and Corporate Governance

24

Item 11  Executive Compensation

29

Item 12  Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

32

Item 13  Certain Relationships and Related Transactions, and Director Independence

33

Item 14  Principal Accounting Fees and Services

33

PART IV

Item 15  Exhibits, Financial Statement Schedules

33

For convenience, references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company,” or the “Companies” mean or relate to Blue Ridge Real Estate Company, Big Boulder Corporation and their subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are made based upon, among other things, our current assumptions, expectations and beliefs by management concerning future developments and their potential effect on us.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements,” including but not limited to statements regarding the conducting of future construction in phases and the use of profits of such construction; the effect of accounting policies on significant judgments; the materiality of current legal proceedings with which we are involved; the current and future real estate market in the Pocono Mountains; the timing and outcome of our planned land development; contributions to our pension plan; our land development and infrastructure plans in and around Jack Frost Mountain and Big Boulder Lake and Ski Resort; our issuance of options and recognition of compensation expense; commencement of new development projects; acquisitions of income producing properties; land tract sales that are to be treated as tax deferred exchanges; our review and update of our master development plan; our intention to deregister our common shares with the SEC and take the Company private and our anticipated cash needs.

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

•

Our ability to deregister the Company’s common shares with the SEC and realize the cost savings related thereto.

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

PART I

ITEM 1.  BUSINESS

Recent Developments

On August 29, 2013, the Companies entered into an Agreement and Plan of Merger (the “Merger Agreement”) between Big Boulder Corporation and Blue Ridge Real Estate Company.  The Merger Agreement provided for the merger of Big Boulder Corporation with and into Blue Ridge Real Estate Company with Blue Ridge being the surviving corporation.

On October 18, 2013, at a special shareholder meeting, the Companies’ shareholders approved and adopted the Merger Agreement, by and between Blue Ridge and Big Boulder.

On October 21, 2013, the Companies filed Articles of Merger with the Secretary of State of the Commonwealth of Pennsylvania, pursuant to which Big Boulder merged with and into Blue Ridge effective as of 11:59 p.m. on October 31, 2013, with Blue Ridge continuing as the surviving corporation. As a result of the Merger, the separate corporate existence of Big Boulder ceased.

On October 31, 2013, Big Boulder merged with and into Blue Ridge, and pursuant to the merger (i) each issued and outstanding common share of Big Boulder was canceled and converted automatically into the right to receive one post-merger Blue Ridge common share; (ii) each issued and outstanding common share of Blue Ridge was canceled and converted automatically into the right to receive one post-merger Blue Ridge common share; (iii) Blue Ridge adopted Amended and Restated Articles of Incorporation which set forth, among other things, that (x) the number of authorized shares of common stock of Blue Ridge increased to 6,000,000, (y) the shares of Blue Ridge are uncertificated, and (z) immediately after the merger effective time, every two outstanding post-merger Blue Ridge common shares were combined into and automatically became one post-merger Blue Ridge common share.  Following the merger, on November 1, 2013, shares of Blue Ridge ceased trading on the OTC Markets under the symbol “BLRGZ” and began trading on the OTC Markets under the temporary symbol “BRRED,” and on December 2, 2013 began trading on the OTC Markets under the symbol “BRRE.”

Effective October 31, 2013, the lease with Appletree Management Group for the operation of the Lake Mountain Club was terminated.

Effective November 1, 2013, the Company entered into a concession lease with Boulder View Tavern, Inc., an affiliate of Peak Resorts, for the operation of the Lake Mountain Club. According to the Agreement, the lease term is for a period of five years unless renewed or terminated.

On November 6, 2013, Blue Ridge Real Estate Company closed on the sale to Wildlands Conservancy, Inc., through a Cooperative Agreement with The Pennsylvania Game Commission, for approximately 2,114 acres of land in Buck and Bear Creek Townships, Luzerne County, Pennsylvania for the aggregate purchase price of $5,050,000.  The Company intends to use the proceeds from the sale for general corporate purposes.

             On November 25, 2013, the Company filed with the Securities and Exchange Commission (the “SEC”)  a Schedule 13E-3 Transaction Statement and accompanying Offer to Purchase, as amended by First Amendment (the “First Amendment”) dated December 26, 2013, as amended by Second Amendment (the “Second Amendment”) dated January 6, 2014, as amended by Third Amendment (the “Third Amendment”) dated January 10, 2014, and as amended by the Fourth Amendment (the “Fourth Amendment”) dated January 17, 2014, notifying shareholders that the Company is offering to purchase for cash, all of its common shares held by holders of 99 or fewer shares of Blue Ridge as of

November 21, 2013 at a purchase price of $11.00 per share. The Offer price represents a premium of approximately 37% to the closing price of the Company’s common shares of $8.00 on the OTC Markets as of the close of business on November 20, 2013. In addition to the $11.00 per share purchase price, Blue Ridge is offering each tendering holder of 99 or fewer shares a $100 bonus upon completion of the Offer for properly executed tenders of all shares beneficially owned by such holder which are received and not withdrawn prior to the Expiration Time of the Offer. In connection with the Offer, if the results of the Offer allow, Blue Ridge intends to deregister its common shares with the SEC and take the Company private.  The Offer was set to expire on January 17, 2014. As disclosed in the Fourth Amendment, on January 17, 2014, the Board of Directors made the decision to extend the offer to purchase until February 7, 2014.

On November 30, 2013, BBC Holdings, Inc., a Delaware Corporation, formerly a subsidiary of Big Boulder Corporation, merged with and into Blue Ridge, with Blue Ridge being the surviving corporation.

Blue Ridge Real Estate Company

Blue Ridge Real Estate Company, or Blue Ridge, was incorporated in Pennsylvania in 1911 and is believed to be one of the largest owners of investment property in Northeastern Pennsylvania.  At October 31, 2013, Blue Ridge owned 11,090 total acres of land, of which 11,077 is located in the Pocono Mountains, along with 13 acres of land in various other states.  Of this acreage, 7,839 acres were held for investment, 1,135 acres were held for development, 2,115 acres were held for sale and 1 acre was held for discontinued operations.  Income is derived from these lands through leases, selective timbering by third parties, sales and other dispositions. Included in the properties owned by Blue Ridge are: the Jack Frost National Golf Course on 203 acres of land; 89 acres of land in Northeast Land Company of which 3 acres are held for investment and 86 acres of land held for development; a commercial property comprised of 3 acres of vacant land; a shopping center with 9 acres of land; two residential investment properties; two retail stores which are leased to Walgreen Company on 4 acres of land.  All of these investment properties are more fully described under Item 2 below.

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

Northeast Land Company, a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1967. The primary asset of this subsidiary is 89 acres of land in Northeast Pennsylvania of which 3 acres are held for investment and 86 acres are held for development.  Revenue for Northeast Land Company is derived from property leases.  Effective October 1, 2006, Mountain Resort Villas, an unrelated party and an affiliate of Appletree Management Group, Inc. purchased certain property management and rental management contracts from Northeast Land Company.  Mountain Resort Villas leased certain buildings from the Company for use in the operation and maintenance of Northeast Land Companies’ former rental program.  On September 30, 2012, Mountain Resort Villas ceased operations and terminated their leases with the Company.

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

Coursey Commons Shopping Center, LLC, a wholly-owned subsidiary of Blue Ridge organized in Louisiana in May 2004, owns and leases the Coursey Commons Shopping Center, which is located on 9 acres of land in Baton Rouge, Louisiana.  Coursey Commons Shopping Center, LLC is managed by Kimco Realty Corporation.

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

Flower Fields Motel, LLC, a wholly-owned subsidiary of Blue Ridge organized in Pennsylvania in September 2006, owns certain commercial property, which consists of 3 acres of vacant land.  Flower Fields Motel, LLC is managed by Blue Ridge.

Blue Ridge WNJ, LLC, a wholly-owned subsidiary of Blue Ridge, was organized in New Jersey in May 2009 to own and lease a Walgreens Store in Toms River, New Jersey, which consists of 2 acres of land.  Blue Ridge WNJ, LLC is managed by Blue Ridge.

Blue Ridge WMN, LLC, a wholly-owned subsidiary of Blue Ridge, was organized in Minnesota in May 2009 to own and lease a Walgreens Store in White Bear Lake, Minnesota, which consists of 2 acres of land.  Blue Ridge WMN, LLC is managed by Blue Ridge.

As of October 31, 2013, Blue Ridge employed 9 full-time and 3 part-time employees and Jack Frost National Golf Course, Inc. employed 5 part-time employees.

Big Boulder Corporation

Big Boulder Corporation, or Big Boulder, was incorporated in Pennsylvania in 1949. Effective October 31, 2013, Big Boulder merged with and into Blue Ridge, with Blue Ridge continuing as the surviving corporation.

At October 31, 2013, Big Boulder’s primary asset was 748 acres of land, which included a 175 acre lake and the Boulder View Tavern. Of the 748 acres, 450 acres were held for investment and 298 acres were held for development.  The principal source of revenue for Big Boulder was the sale of residential homes and real estate in close proximity to the Big Boulder Ski Area.  On December 1, 2005, Big Boulder entered into a 28-year lease with JFBB Ski Areas, Inc., an unrelated party and affiliate of Peak Resorts, for the lease of the Big Boulder Ski Area.  JFBB Ski Areas Inc. operated the Big Boulder Ski Area and made monthly lease payments to Big Boulder during the ski season (January to April).  On December 15, 2011, Big Boulder sold the Big Boulder Ski Area on approximately 110 acres of land to JFBB Ski Areas, Inc.  Revenue generated by the lease prior to its termination is included in the Real Estate Management/Rental Operations business segment.

Lake Mountain Company, a wholly-owned subsidiary of Big Boulder, now by merger a wholly-owned subsidiary of Blue Ridge, was incorporated in Pennsylvania in 1983 and commenced operations on June 1, 1983.  Lake Mountain Company currently leases the Lake Mountain Club which includes the recreational facility at Big Boulder Lake.  The Lake Mountain Club facility operations were leased by Appletree Management Group.  Effective October 31, 2013, the lease with Appletree Management Group was terminated.  Effective November 1, 2013, Lake Mountain Company entered into a five year lease for the operation of this facility with Boulder View Tavern, Inc., a subsidiary of Peak Resorts.  Revenue generated by this operation is included in the Real Estate Management/Rental Operations business segment.

BBC Holdings, Inc., a wholly-owned subsidiary of Big Boulder, then by merger a wholly-owned subsidiary of Blue Ridge, was incorporated in Delaware in 1986. It was established for investment purposes.  Effective November 30, 2013, BBC Holdings, Inc. merged with and into Blue Ridge, with Blue Ridge continuing as the surviving corporation.

Prior to the merger with Blue Ridge, Big Boulder had no employees.

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

At October 31, 2013, we owned 11,825 acres of land in Northeastern Pennsylvania along with 13 acres of land in various other states.  Of these land holdings, we designated 8,289 as land held for investment, 1,433 acres as held for development, 2,115 acres as held for sale and 1 acre for discontinued operations.  It is expected that all of our planned developments will either be subdivided and sold as parcels of land, or be developed into single and multi-family housing.

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

For Fiscal 2014, we intend to continue selective sales of land, some of which may be treated as Section 1031 tax deferred exchanges under the Internal Revenue Code.

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

            Funds expended to date for real estate development have been primarily for infrastructure improvements and home construction in the Laurelwoods II and Boulder Lake Village communities.  Construction of 22 single family homes and four duplex homes in Laurelwoods II have been completed.  The construction of 18 condominium units within Building J at Boulder Lake Village on Big Boulder Lake have been completed as well.  Of these projects, all of the single family homes, duplex units and the 18 condominium units have been sold. Other expenditures for our development projects in the planning phases include fees for architects, engineers, consultants, studies and permits.

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

Planned Real Estate Development

We have constructed 22 of 23 planned single family homes and eight of 44 duplex units in Phase I and Phase II of the Laurelwoods II community. In addition, we have constructed 18 of 144 planned condominium units at the Boulder Lake Village on Big Boulder Lake condominium community.  Of these projects, all of the single family homes, duplex units and the 18 condominium units have been sold.

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

For the fiscal year ended October 31, 2014, or Fiscal 2014, we intend to continue selective sales of land, some of which may be treated as 1031 tax deferred exchanges under the Internal Revenue Code of 1986, as amended.

Executive Officers of the Registrants

Name and Title	Age	Office Held Since
Bruce Beaty, President and Chief Executive Officer	55	2011
Richard T. Frey, Vice President and Chief Operating Officer	63	2012
Cynthia A. Van Horn, Chief Financial Officer and Treasurer	50	2012

Bruce Beaty has served as President and Chief Executive Officer of Blue Ridge and Big Boulder since his appointment on August 12, 2011.  Mr. Beaty has served as a Director of the Companies since April 2006.  In addition, Mr. Beaty has been the Managing Partner of Asterion Capital LLC, an investment management firm based in Stamford, Connecticut, since he founded that company in February 2004.

Richard T. Frey has served as the Companies’ Chief Operating Officer since January 1, 2012.  Since October 2001, Mr. Frey has served as Vice President.  From 1992 until October 2001, Mr. Frey was employed as our Director of Food Services at both the Jack Frost Mountain and Big Boulder Ski Areas.

Cynthia A.  Van Horn has served as the Companies’ Chief Financial Officer and Treasurer since January 1, 2012.  From October 1996 until December 31, 2011, Mrs. Van Horn served as Controller.  From November 1995 until October 1996, Mrs. Van Horn was employed as the Companies’ Accounting Manager.

The executive officers are elected or appointed by our Boards of Directors to serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

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

•

national and local economic climate.

A downturn in the demand for residential real estate or the increase in the supply of real estate available for sale and declining prices could adversely impact our business.

The real estate development industry is cyclical in nature and is particularly vulnerable to unpredictable shifts in regional and national economic conditions.  The United States housing market suffered a dramatic downturn in July 2007.  The collapse of the housing market contributed to the recession in the national economy, which exerted further downward pressure on housing demand and resulted in an oversupply of existing homes for sale nationwide.  As a result of this downturn, our real estate sales and revenues were adversely affected.  Resort vacation unit rental and ownership is a discretionary activity entailing relatively high costs, and a further decline in the regional or national economies where we operate could adversely impact our real estate development operations.  Accordingly, if market conditions were to worsen, the demand for our real estate products could further decline, negatively impacting our business, results of operations, cash flows and financial condition.

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

            During Fiscal 2012, we recorded total asset impairment costs of $70,700 which related to the write-down of two properties in Saylorsburg, Pennsylvania due to current market conditions.  During Fiscal 2013, we recorded total asset impairment costs of $3,700,000 which related to the write-down of $3,500,000 for the Boulder Lake Village 126-unbuilt condominium units and $200,000 for the Flower Fields property located in Bartonsville, Pennsylvania. If market conditions were to continue to deteriorate, and the market values of our home sites, remaining homes held in inventory and other land developments were to fall below the book value of these assets, we could be required to take additional write-downs of the book value of those assets.

If we are not able to obtain suitable financing, our business and results of operations may decline.

Our business and earnings depend substantially on our ability to obtain financing for the development of our residential communities, whether from bank borrowings, public offerings or private placements of debt or equity.  Our $9,000,000 revolving credit facility and our $3,100,000 on demand line of credit have expired.  There was no outstanding balance on the revolving credit facility or the demand line of credit of as of October 31, 2013. Approximately $14,252,000 of our long term debt is due and payable at various times from October 2014 through August 2031.

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

As of January 28, 2014, Kimco Realty Services, Inc., a wholly-owned subsidiary of Kimco Realty Corporation, owned at least 1,425,154 shares, or approximately 58% of our outstanding voting stock. Kimco Realty Services is able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate actions, such as mergers and other business combination transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control over us unless it is supported by Kimco Realty Services.  Accordingly, your ability to influence us through voting your shares is very limited.

Mr. Frederick N. Kurz, Jr., the Chairman of our Boards of Directors, is also Vice President and General Manager of Kimco Realty Corporation.

Our common stock is thinly traded. Our stock price may fluctuate more than the stock market as a whole.

             As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies.  Of the 2,450,424 shares of our common stock outstanding as of January 28, 2014, approximately 42% of such shares are beneficially owned by persons other than Kimco Realty Services, our controlling shareholder.  Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

If we go private, holders of our securities will be subject to the risks of an investment in a private rather than a public company.

On November 25, 2013, the Company filed with the SEC a Schedule 13E-3 Transaction Statement and accompanying Offer to Purchase, as amended, notifying shareholders that the Company is offering to purchase for cash, all of its common shares held by holders of 99 or fewer shares of Blue Ridge as of November 21, 2013 at a purchase price of $11.00 per share. The Offer price represents a premium of approximately 37% to the closing price of the Company’s common shares of $8.00 on the OTC Markets as of the close of business on November 20, 2013. In addition to the $11.00 per share purchase price, Blue Ridge is offering each tendering holder of 99 or fewer shares a $100 bonus upon completion of the Offer for properly executed tenders of all shares beneficially owned by such holder which are received and not withdrawn prior to the Expiration Time of the Offer. In connection with the Offer, if the results of the Offer allow, Blue Ridge intends to deregister its common shares with the SEC and take the Company private. The Offer presents some potential advantages as well as some potential risks and disadvantages to our continuing shareholders and to the Company, including the following:

•

successful completion of the Offering could decrease our shareholder servicing costs by reducing the number of odd lot accounts;

•

successful completion of the Offering could further decrease our costs if the Company ceases to be a reporting company as the Company would no longer be required to file certain reports with the SEC and would not be subject to the SEC’s requirements for proxy statements;

•

in addition to the cost savings involved in the Company’s ceasing to be a reporting company, management will be free to spend more time focused on the Company’s business; and

•

continuing shareholders may benefit from any profitability, earnings or cash flow of the Company in the future.

If the Offer is completed, continuing shareholders (i.e., holders of the Company’s shares who do not or cannot tender any shares in the Offer):

•

may suffer losses if the Company does not establish profitability and sustain earnings and cash flow in the future;

•

will be subject to risk of a decline in the Company’s results of operations and potential adverse effects on the Company from an inability to obtain adequate working capital;

•

will likely experience a reduction in the already limited liquidity of the Company’s shares, thus making a sale in the market more difficult if the Company ceases to be a reporting company;

•

will not experience a significant increase in their respective ownership percentages of the Company’s shares; and

•

will, especially if an unaffiliated shareholder, likely have less access to information about Blue Ridge if the Company ceases to be a reporting company.

         After the Offer and deregistration, there may not be a sufficient number of shares outstanding and publicly traded following the Offer to ensure a continued trading market in the shares in any over-the-counter market.  The continued quotation of our common shares as well as the availability of any over-the-counter trading in our common shares will depend, in part, on the nature and extent of continued publicly available information about Blue Ridge.  Although we currently intend to continue to provide audited annual financial statements and unaudited quarterly financial statements to our shareholders, there would be no requirement that we do so.  Further, under Rule 15c2-11, brokers and dealers are prohibited from publishing any quotation for a security, directly or indirectly, or submitting any such quotation for publication, in any quotation medium unless such broker or dealer has in its records the documents and information required by the rule (“Paragraph A Current Information”), and, based upon a review of such information together with any other documents and information required by the rule (“Paragraph B Information”), has a reasonable basis under the circumstances for believing that the Paragraph A Information is accurate in all material respects, and that the sources of the Paragraph A information are reliable.  Market Makers may post quotations in securities of companies with limited financial information only if they can demonstrate to the Financial Industry Regulatory Authority (“FINRA”) that the requirements of Rule 15c2-11 are being satisfied.

ITEM 2.  PROPERTIES

Blue Ridge Real Estate Company

At October 31, 2013, the properties of Blue Ridge and its subsidiaries consisted of 11,090 acres of land owned by Blue Ridge, Northeast Land Company, Coursey Commons Shopping Center, LLC, Flower Fields Motel, LLC, Blue Ridge WNJ, LLC and Blue Ridge WMN, LLC.  These properties included the Jack Frost National Golf Course, a commercial property comprised of 3 acres of vacant land, one shopping center, two single family homes held for investment, a sewage treatment facility, a corporate headquarters building and other miscellaneous facilities.  At October 31, 2013, Blue Ridge also owned two retail stores leased to affiliates of Walgreen Company.

At October 31, 2013, Blue Ridge owned 10,985 acres of land in the Pocono Mountain region of Northeast Pennsylvania.  The majority of this property is leased to various hunting clubs.  Blue Ridge owns and leases to Jack Frost National Golf Course, Inc. an 18-hole golf facility known as Jack Frost National Golf Club, which is located on 203 acres near White Haven, Carbon County, Pennsylvania.  It is managed by Billy Casper Golf, LLC, an unaffiliated third party operator.  Blue Ridge owns two single family homes held for investment.  Blue Ridge owns a sewage treatment facility that serves the resort housing at the Jack Frost Mountain Ski Area. The facility has the capacity of treating up to 400,000 gallons of wastewater per day.  Blue Ridge also owns The Stretch, an exclusive members-only fishing club located along a two mile stretch of the Tunkhannock Creek in Blakeslee, Pennsylvania.  Blue Ridge’s corporate office building is located at the intersection of Route 940 and Mosey Wood Road in Blakeslee, Pennsylvania.

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

Coursey Commons Shopping Center, located in East Baton Rouge Parrish, Louisiana, is owned by Coursey Commons Shopping Center, LLC, a wholly-owned subsidiary of Blue Ridge.  The center consists of 9 acres, which includes approximately 67,750 square feet of retail space.  As of October 31, 2013, there were 16 tenants leasing 62,955 square feet, which represents 93% of the total square footage.

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

Big Boulder Corporation

Effective October 31, 2013, Big Boulder merged with and into Blue Ridge, with Blue Ridge continuing as the surviving corporation.

At October 31, 2013, the properties owned by Big Boulder consisted of 748 acres located in the Pocono Mountains.  The properties included a sewage treatment facility, the Boulder View Tavern and the Big Boulder Lake Mountain Club.

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

Big Boulder also constructed Boulder View Tavern, which consists of 8,800 square feet and is located on the eastern shore of Big Boulder Lake, Kidder Township, Carbon County, Pennsylvania.  The restaurant initially commenced operations in May 1986.  Effective December 1, 2008, Management entered into a lease agreement with Boulder View Tavern, Inc., an affiliate of Peak Resorts, to lease the facility for a 5 year period with two 5-year renewal options.  The restaurant has dining capacity for 100 patrons.

Big Boulder, now by merger Blue Ridge, also owns the Big Boulder Lake Mountain Club, which includes a 175-acre lake, swimming pool, tennis courts, boat docks and accompanying buildings.  Big Boulder leased the facility to Appletree Management Group, Inc. to operate the Lake Mountain Club.  Effective October 31, 2013, the lease was terminated.  Effective, November 1, 2013, Management entered into a lease agreement with Boulder View Tavern, Inc., an affiliate of Peak Resorts, to lease the facility for a 5 year period.

ITEM 3.   LEGAL PROCEEDINGS

We are presently a party to certain lawsuits arising in the ordinary course of our business.  We believe that none of our current legal proceedings will be material to our business, financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK AND DIVIDEND INFORMATION

Market Price of Common Stock

Our common stock was quoted on the OTC Markets under the symbol “BLRGZ” until October 31, 2013.  As a result of the merger of Big Boulder with and into Blue Ridge, our common stock was quoted on the OTC Markets under the symbol “BRRED” from November 1, 2013 until December 2, 2013, at which time the symbol changed to “BRRE.”  There has been a limited and sporadic trading market for our common stock.  Our management does not believe such limited activity constitutes an established public trading market.  As of January 28, 2014, we had approximately 350 holders of record of our common stock.

The following table sets forth the high asked and low bid price quotations as reported on the monthly statistical reports of the National Association of Securities Dealers, Inc. for each quarter of Fiscal 2013 and 2012. No dividends were paid on common stock in any such period.

Fiscal Year 2013	HIGH ASKED	LOW BID
First Quarter	9.00	7.35
Second Quarter	8.78	7.75
Third Quarter	8.10	7.25
Fourth Quarter	10.25	7.70

Fiscal Year 2012	HIGH ASKED	LOW BID
First Quarter	8.00	5.30
Second Quarter	11.62	7.00
Third Quarter	10.00	8.00
Fourth Quarter	8.01	8.00

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

STOCK PERFORMANCE GRAPH

The following graph compares the percentage change in the cumulative total shareholder return on our common stock (BRRE) during the Companies’ five fiscal years ended October 31, 2013 to the cumulative total return of the NASDAQ Composite Index (IXIC) and the PHLX Housing Sector (HGX) Index during such period.

Our management has determined that it is appropriate to compare the Companies’ cumulative total shareholder return with the cumulative total return of the PHLX Housing Sector (HGX) Index, which is an index composed of 20 smaller companies whose primary lines of business are directly associated with the U.S. housing construction market.

The comparison assumes that $100 was invested at the beginning of such period in the Companies’ shares of common stock (BRRE), in the NASDAQ Composite Index (IXIC) and in the PHLX Housing Sector (HGX) Index and assumes the reinvestment of any dividends.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected financial data together with our consolidated financial statements and the related notes appearing elsewhere in this report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other financial data included in this report.

Blue Ridge Real Estate Company and Subsidiaries

and Big Boulder Corporation and Subsidiaries (See Note 1)

COMBINED SUMMARY OF SELECTED FINANCIAL DATA

	10/31/13	10/31/12	10/31/11	10/31/10	10/31/09
Revenues from continuing operations	$11,300,347	$7,129,708	$5,679,146	$5,414,279	$15,497,265
Net loss from continuing operations	($624,561)	($1,214,912)	($2,587,540)	($3,815,759)	($250,859)
Net loss from continuing operations per combined share	($0.26)	($0.49)	($1.06)	($1.56)	($0.10)
Revenues from discontinued operations	$15,000	$26,915	$509,608	$472,951	$399,401
Net (loss) income from discontinued operations	$5,095	($43,722)	$112,775	$406,679	$400,105
Net (loss) income from discontinued operations per combined share	$0.01	($0.02)	$0.05	$0.17	$0.16
Net (loss) income	($619,466)	($1,258,634)	($2,474,765)	($3,409,080)	$149,246
Net (loss) income per combined share	($0.25)	($0.51)	($1.01)	($1.39)	$0.06
Cash dividends per combined share	$0	$0	$0	$0	$0
Combined shares outstanding	2,450,424	2,450,424	2,450,424	2,450,424	2,450,424
Total assets	$46,042,000	$50,571,492	$65,105,709	$70,257,390	$72,959,381
Debt (includes discontinued operations)	$14,251,685	$16,880,416	$28,123,504	$28,947,454	$26,294,719
Shareholders' equity	$28,494,879	$27,820,445	$29,753,937	$32,797,583	$35,831,330

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

At October 31, 2013, we owned 11,825 acres of land in Northeastern Pennsylvania along with 13 acres of land in various other states.  Of these land holdings, we designated 8,289 acres as held for investment, 1,433 acres as held for development, 2,115 acres as held for sale and 1 acre for discontinued operations.  It is expected that all of our planned developments will either be subdivided and sold as parcels of land, or be developed into single and multi-family housing.

The real estate industry is cyclical and is subject to numerous economic factors including general business conditions, changes in interest rates, inflation and oversupply of properties.  Any sustained period of weakening business or economic conditions will impact the demand for the type of properties we intend to develop. Management continues to monitor the progress of residential home sales within the Northeast.

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

Recent Developments

On August 29, 2013, the Companies entered into an Agreement and Plan of Merger (the “Merger Agreement”) between Big Boulder Corporation and Blue Ridge Real Estate Company.  The Merger Agreement provided for the merger of Big Boulder Corporation with and into Blue Ridge Real Estate Company with Blue Ridge being the surviving corporation.

On October 18, 2013, at a special shareholder meeting, the Companies’ shareholders approved and adopted the Merger Agreement, by and between Blue Ridge and Big Boulder.

On October 21, 2013, the Companies filed Articles of Merger with the Secretary of State of the Commonwealth of Pennsylvania, pursuant to which Big Boulder merged with and into Blue Ridge effective as of 11:59 p.m. on October 31, 2013, with Blue Ridge continuing as the surviving corporation. As a result of the Merger, the separate corporate existence of Big Boulder ceased.

              On October 31, 2013, Big Boulder merged with and into Blue Ridge, and pursuant to the merger (i) each issued and outstanding common share of Big Boulder was canceled and converted automatically into the right to receive one post-merger Blue Ridge common share; (ii) each issued and outstanding common share of Blue Ridge was canceled and converted automatically into the right to receive one post-merger Blue Ridge common share; (iii) Blue Ridge adopted Amended and Restated Articles of Incorporation which set forth, among other things, that (x) the number of authorized shares of common stock of Blue Ridge increased to 6,000,000, (y) the shares of Blue Ridge are uncertificated, and (z) immediately after the merger effective time, every two outstanding post-merger Blue Ridge common shares were combined into and automatically became one post-merger Blue Ridge common share.  Following the merger, on November 1, 2013, shares of Blue Ridge ceased trading on the OTC Markets under the symbol “BLRGZ” and began trading on the OTC Markets under the temporary symbol “BRRED,” and on December 2, 2013 began trading on the OTC Markets under the symbol “BRRE.”

Effective October 31, 2013, the lease with Appletree Management Group for the operation of the Lake Mountain Club was terminated.

Effective November 1, 2013, Blue Ridge entered into a concession lease with Boulder View Tavern, Inc., an affiliate of Peak Resorts, for the operation of the Lake Mountain Club. According to the Agreement, the lease term is for a period of five years unless renewed or terminated.

On November 6, 2013, Blue Ridge closed on the sale to Wildlands Conservancy, Inc., through a Cooperative Agreement with The Pennsylvania Game Commission, for approximately 2,114 acres of land in Buck and Bear Creek Townships, Luzerne County, Pennsylvania for the aggregate purchase price of $5,050,000.  The Company intends to use the proceeds from the sale for general corporate purposes.

On November 25, 2013, Blue Ridge filed with the Securities and Exchange Commission (the “SEC”)  a Schedule 13E-3 Transaction Statement and accompanying Offer to Purchase, as amended by First Amendment (the “First Amendment”) dated December 26, 2013, as amended by Second Amendment (the “Second Amendment”) dated January 6, 2014, as amended by Third Amendment (the “Third Amendment”) dated January 10, 2014, and as amended by the Fourth Amendment (the “Fourth Amendment”) dated January 17, 2014, notifying shareholders that the Company is offering to purchase for cash, all of its common shares held by holders of 99 or fewer shares of Blue Ridge as of November 21, 2013 at a purchase price of $11.00 per share. The Offer price represents a premium of approximately 37% to the closing price of the Company’s common shares of $8.00 on the OTC Markets as of the close of business on November 20, 2013. In addition to the $11.00 per share purchase price, Blue Ridge is offering each tendering holder of 99 or fewer shares a $100 bonus upon completion of the Offer for properly executed tenders of all shares beneficially owned by such holder which are received and not withdrawn prior to the Expiration Time of the Offer. In connection with the Offer, if the results of the Offer allow, Blue Ridge intends to deregister its common shares with the SEC and take the Company private.  The Offer was set to expire on January 17, 2014. As disclosed in the Fourth Amendment, on January 17, 2014, the Board of Directors made the decision to extend the offer to purchase until February 7, 2014.

On November 30, 2013, BBC Holdings, Inc., a Delaware Corporation, formerly a subsidiary of Big Boulder Corporation, merged with and into Blue Ridge, with Blue Ridge being the surviving corporation.

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

Timbering revenues from stumpage contracts are recognized at the time a stumpage contract is signed. At the time a stumpage contract is signed, the risk of ownership is passed to the buyer at a fixed, determinable cost.  There is no transfer of title in connection with these contracts.  Reasonable assurance of collectibility is determined by the date of signing and, at that time, the obligations of the Companies are satisfied.  Therefore, full accrual recognition at the time of contract execution is appropriate.

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

Management reassessed the carrying value of the Boulder Lake Village condominium project following its evaluation of trends in the local real estate market, which management, the Board of Directors and Audit Committee determined were not reflecting the recovery recently experienced nationally.  In determining the impairment, management performed a discounted cash flow analysis based on reduced estimates regarding the unit sales prices to be realized.  A commercial land lot was also determined to be impaired based on a new sales listing price, which used recent comparable sales to determine the fair market value of the lot, less selling and closing costs.  The Jack Frost National Golf Course and surrounding personal residence development also indicated possible impairment, which management, the Board of Directors and Audit Committee concluded no impairment charge was necessary, due to an appraisal obtained during the year, which indicated the fair market value was in excess of the carrying value.

Assets are classified as long lived assets held for sale when they are expected to be sold within the next year.  The amount in long lived assets held for sale at October 31, 2013 includes 2,115 acres of land which was sold to the Wildlands, Inc. (Pennsylvania Game Commission) on November 6, 2013 for $5,050,000.  The long lived asset held for sale at October 31, 2012 included 377 acres of land, which was sold to Hanson Aggregates on June 28, 2013.

Significant judgment is applied in assessing the realizability of deferred tax assets.  In accordance with GAAP, a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more-likely-than-not that such asset will not be realized.  The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law.  We assess the need for valuation allowances for deferred tax assets based on GAAP’s “more-likely-than-not” realization threshold criteria.  In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.  Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years.  This assessment considers, among other matters, the nature, consistency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, our experience with operating loss and tax credit carryforwards being used before expiration, and tax planning alternatives.

Our assessment of the need for a valuation allowance on our deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.  Changes in existing tax laws or rates could affect our actual tax results and our future business results may affect the amount of our deferred tax liabilities or the valuation of our deferred tax assets over time.  Our accounting for deferred tax assets represents our best estimate of future events.

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), actual results could differ from the estimates used in our analysis.  Our assumptions require significant judgment because the residential home building industry and land sales are cyclical and highly sensitive to changes in economic conditions.  If our results of operations are less than projected and there is insufficient objectively verifiable positive evidence to support the “more-likely-than-not” realization of our deferred tax assets, a valuation allowance would be required to reduce or eliminate our deferred tax assets.

Our deferred tax assets consist principally of the recognition of losses primarily driven by inventory impairments.  In accordance with GAAP, we assessed whether a valuation allowance should be established based on our determination of whether it was “more likely than not” that some portion of all of the deferred tax assets would not be realized, we recorded valuation allowances against our state net operating loss carryforwards for the amount not expected to be used.

At October 31, 2013, we expect to utilize all prior year federal tax loss carryforwards resulting from losses incurred for federal income tax purposes on our Fiscal 2014 federal income tax return, which will offset our approximately $5,000,000 gain on a land sale which occurred on November 6, 2013.

We file tax returns in the various states in which we do business.  Each state has its own statutes regarding the use of tax loss carryforwards.  Some of the states in which we do business do not allow for the carry forward of losses while others allow for carry forwards for 5 years to 20 years.

Interest, real estate taxes, and insurance costs, including those costs associated with holding unimproved land, are normally charged to expense as incurred. Interest cost incurred during construction of facilities is capitalized as part of the cost of such facilities. Maintenance and repairs are charged to expense, and major renewals and betterments are added to property accounts.

We sponsor a defined benefit pension plan as detailed in footnote 8 to the accompanying combined financial statements.  The accounting for pension costs is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases.  Changes in these key assumptions can have a significant effect on the pension plan’s impact on the Companies’ financial statements.  We engage the services of an independent actuary and investment consultant to assist us in determining these assumptions and in calculating pension income.  The expected long-term rate of return on assets is 7.5%.  The pension plan is currently underfunded and, accordingly, the Companies have made contributions to the fund of $279,000 and $564,358 in Fiscal 2013 and Fiscal 2012, respectively.  The Companies expect to contribute $491,350 to the pension plan in Fiscal 2014.  Future benefit accruals under the pension plan ceased as of August 31, 2010.  The Companies also have a 401(k) pension plan that is available to all full time employees.  Effective August 1, 2010, the Companies match 50% of employee salary deferral contributions up to 3% of their pay for each payroll period.

The Companies recognize as compensation expense an amount equal to the grant date fair value of the stock options issued over the required service period.  Compensation cost was measured using the modified prospective approach.

The fair value of each option award is estimated at the date of grant using an option pricing model.  Expected volatilities are based upon historical volatilities of the Companies’ stock.  The Companies use historical data to estimate option exercises and employee terminations with the valuation model.  The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  There were no outstanding options at October 31, 2013 and 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Results of Operations

FISCAL 2013 VERSUS FISCAL 2012

Net Income

   For Fiscal 2013, we reported a net loss of ($619,466), or ($0.25) per combined share, as compared with a net loss of ($1,258,634), or ($.51) per combined share for Fiscal 2012.

Revenues

   Combined revenue of $11,300,347 in Fiscal 2013 represents an increase of $4,170,639, or 58%, compared to $7,129,708 for Fiscal 2012. Real Estate Management Operations/Rental Operations revenue decreased $14,594, or 1%, compared to Fiscal 2012.  Land Resource Management revenue increased $4,185,233, or 96%, compared to Fiscal 2012.

Real Estate Management/Rental Operations

   The Real Estate Management Operations/Rental Operations revenue was $2,773,347 in Fiscal 2013 as compared to $2,787,941 in Fiscal 2012, which represented a decrease of $14,594, or 1%. This was primarily attributable to a decrease in rental income derived from our investment properties in our rental communities that have been sold.

Land Resource Management

   Land Resource Management revenue was $8,527,000 in Fiscal 2013 as compared to $4,341,767 for Fiscal 2012, an increase of $4,185,233, or 96%. This was the result of land sales totaling $6,632,000, three condominium sales totaling $644,500 in the Boulder Lake Village development and the sale of one investment property for $227,500. In Fiscal 2012, new homes sales consisted of nine condominiums in Boulder Lake Village development ($2,034,000) and three duplexes in the Laurelwoods II development ($667,000) totaling $2,701,000.

   Timbering revenue in Fiscal 2013 was $0 as compared to $318,817 for Fiscal 2012 for a decrease of $318,817, or 100%. Jack Frost National Golf Course revenue in Fiscal 2013 was $1,023,000 as compared to $989,902 for Fiscal 2012, an increase of $33,098, or 3% primarily driven by increased cart rentals ($58,459), range fees ($10,938) and retail sales ($5,223). These increases were offset by reduced green fees ($32,185) and membership dues ($10,201).

Operating Costs

   Real Estate Management/Rental Operations

   Operating costs associated with Real Estate Management Operations/Rental Operations for Fiscal 2013 were $1,877,490 as compared to $1,944,426 for Fiscal 2012, which represents a decrease of $66,936, or 3%. This was primarily the due to reduced real estate taxes as a result of property sales in Fiscal 2013 ($54,048).

Land Resource Management

   Operating costs associated with Land Resource Management for Fiscal 2013 were $7,609,185 compared to $4,670,340 for Fiscal 2012, an increase of $2,938,845, or 63%.  Construction costs for Fiscal 2013 were $242,202 compared to $1,324,598 for Fiscal 2012, a decrease of $1,082,396, or 82%. Operating and sales expenses for Fiscal 2013 were $410,173 as compared to $1,551,504 for a decrease of $1,141,331, or 74%. These decreases are the result of three condominium units and three duplex units sold in Fiscal 2013 as compared to nine condominium units and three duplex units sold in Fiscal 2012. The cost of sales for land and buildings for Fiscal 2013 was $1,647,997 compared to $314,709 for Fiscal 2012, an increase of $1,333,278, or greater than 100%. The operating and sales expenses for land and building sales for Fiscal 2013 were $3,902,820 as compared to $349,679 for Fiscal 2012 for an increase of $3,553,141 or greater than 100%. This was primarily the result of an impairment write down of $3,700,000 on the Boulder Lake Village condominium project and a commercial lot, which was offset by decreases in supplies and services ($16,439) and commissions ($79,940).

   General and Administration

   General and administration costs for Fiscal 2013 were $2,271,040, as compared with $1,881,691 for Fiscal 2012, which represents an increase of $389,349, or 21%. This increase was primarily the result of increased legal fees due to the merger and tender offer ($224,202), pension expense ($113,972) and director fees ($23,250).

Other Income (Expense)

   Interest and other income was $2,539 in Fiscal 2013, as compared to $3,315 in Fiscal 2012, a decrease of $776 relating to interest income.

   Interest expense for Fiscal 2013 was $997,207 as compared to $1,128,087 for Fiscal 2012, a decrease of $130,880, or 12%. This decrease was primarily attributable to a decrease in interest expense associated with the companies operating lines of credit related to infrastructure costs ($105,119) and general operating expenses ($25,761). There was no capitalized interest in Fiscal 2013 or 2012.

Discontinued Operations

   Due to management’s decision to transfer one investment property located in Saylorsburg, Pennsylvania to assets of discontinued operations, the results of operations for this property for Fiscal 2013 and 2012 is being reported as discontinued operations. Future cash flows and operating results for the Saylorsburg, Pennsylvania investment property will no longer be reported in the Real Estate Management / Rental segment.

   The net income (loss) before taxes from discontinued operations was $7,095 in Fiscal 2013 as compared to ($66,722) (including $63,700 impairment expense) in Fiscal 2012.  The increase is primarily due to the impairment expense recorded in Fiscal 2012 on the investment property in Saylorsburg, Pennsylvania.

Tax Rate

   The effective tax rate for income taxes (benefit) was 34% in Fiscal 2013 and Fiscal 2012.

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

Tax Rate

   The effective tax rate for income taxes (benefit) was 34% in Fiscal 2012 and Fiscal 2011.

Liquidity and Capital Resources

As reflected in the Combined Statements of Cash Flows, net cash provided by operating activities was $5,633,707 for Fiscal 2013, $1,567,876 for Fiscal 2012 and net cash used in operating activities of $208,000 for Fiscal 2011. Material non-recurring cash items Fiscal 2013 include two land sales: one sale of approximately 376 acres of land for $1,600,000 and another sale of approximately 1,577 acres of land for $5,000,000.  For Fiscal 2012, material non-recurring cash items include the sales of Jack Frost Mountain Ski Area for $5,650,000, Big Boulder Ski Area for $3,350,000 and the Jack in the Box for $1,911,419 and for Fiscal 2011 the sale of the Applebee’s for $1,450,000.

The Companies had a $3,100,000 revolving line of credit with Manufacturers and Traders Trust Company (the “Bank”).  During Fiscal 2013 the Companies utilized the proceeds from the sale of three Boulder Lake Village condominiums and two land parcels to repay the outstanding balance on the line of credit and the facility has expired.  The Companies are no longer required to maintain an interest reserve account as security for the payment of interest.  In August 2013, the $6,381 remaining balance of the account was transferred to the depository account and the interest reserve account was closed

The Companies had a $9,000,000 line of credit with the Bank to fund real estate development with a construction sublimit of $4,400,000 and site development sublimit of $4,600,000.  The Companies utilized a portion of the proceeds from the sale of nine Boulder Lake Village condominium units, three Laurelwoods II duplex units and the sale of the ski areas to repay $2,585,167 and $2,917,521 on the Construction and Site Development sublimits, respectively, during Fiscal 2012.  The remaining balance on the Construction sublimit $653,964 was transferred to the general line of credit in an effort to consolidate debt.  At October 31, 2012, $0 was outstanding on each of the Construction and Site Development sublimits, respectively and the $9,000,000 line of credit has expired.

As of October 31, 2013, we have no existing loan agreements with M&T Bank.  The Companies are no longer required to comply annually with consolidated debt to worth, debt service coverage and tangible net worth ratios.  The Companies had not met the required debt service coverage ratio at October 31, 2012 and had obtained a waiver from the Bank for this covenant.

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

The Companies have a loan with a balance of $6,608,689 which matures on October 1, 2014.  The Companies intend to refinance the loan to extend the maturity date.

The following table sets forth the Companies’ significant contractual cash obligations for the items indicated as of October 31, 2013 and their expected year of payment or expiration.

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lines of Credit	$0	$0	$0	$0	$0
Long-Term Debt-Investment Properties	14,201,702	6,833,007	773,449	611,806	5,983,440
Capital Leases	49,983	49,983	0	0	0
Debt Sub-total	$14,251,685	$6,882,990	$773,449	$611,806	$5,983,440
Fixed Rate Interest	5,998,153	889,474	1,450,241	870,654	2,787,784
Pension Contribution Obligations (1)	491,400	491,400
Total Contractual Cash Obligations	$20,741,238	$8,263,864	$2,223,690	$1,482,460	$8,771,224

(1) The pension contribution obligations are for Fiscal 2014.  Estimated funding obligations beyond the current fiscal year are not presented because the requirements fluctuate based on the performance of the plan assets, discount rate assumptions and demographics.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At October 31, 2013, we had no variable rate indebtedness.  Our fixed rate debt as of October 31, 2013 is detailed as follows:

Long-term debt:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Fixed rate	$14,251,685	$6,882,990	$773,449	$611,806	$5,983,440
Average interest rate		5.63%	6.90%	6.90%	6.90%

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

We assessed the effectiveness of our internal control over financial reporting as of October 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, we concluded that our internal control over financial reporting was effective as of October 31, 2013.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud.  The Companies’ disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives, and the conclusions of our Chief Executive Officer and Chief Financial Officer are made at the “reasonable assurance” level.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Bruce Beaty

Director since 2006

Bruce Beaty, age 55, has served as the President and Chief Executive Officer of the Corporations since August 2011.  Mr. Beaty has served as the Managing Partner of Asterion Capital LLC, an investment management firm based in Stamford, Connecticut since he founded the company in February 2004.  Mr. Beaty was the Vice President of Hanseatic Corporation from September 2000 to June 2005, and from February 1991 to August 2000, was a Managing Director of Scudder, Stevens & Clark. The Boards have determined that Mr. Beaty’s experience as an investor, business manager and owner, which experience has included managing budgets, financial accounting, and conducting risk assessments, qualifies him to be a member of the Board.

Paul A. Biddelman

Director since 2012

            Paul A. Biddelman, age 68, has served as a director of Higher One Holdings, Inc. since 2002.  Mr. Biddelman has been employed by Hanseatic Corporation, a private investment company since 2002, as an investment officer.  He is also a director of SystemOne Technologies, Inc.  Mr. Biddelman served as a director of DocuSys, Inc. from 2001 to 2009 and

Passlogix, Inc. from 2000 to 2009.  Mr. Biddelman is also currently the chairman of the Lehigh University College of Arts & Sciences Dean’s Advisory Board. Mr. Biddelman holds a Bachelor of Science degree from Lehigh University, a Juris Doctor degree from Columbia Law School and a Master of Business Administration degree from Harvard Business School. The Boards have determined that Mr. Biddelman’s years of experience as an investment banker and private equity investor, combined with his service on the boards of numerous public and private companies has provided him with valuable experience and qualifies him to be a member of the Board.

Mark Dawejko

Director since 2012

Mark Dawejko, age 51, currently serves as a director of Black Cypress Land Company, LLC; Tunbridge Angel Fund I, LLC and Dawejko Family Investment Company, LLC.  He serves as a private investor who primarily focuses on real estate and venture capital opportunities since he founded his firm based in Haverford, Pennsylvania in March 2009.  Mr. Dawejko has held directorships from 2007 to 2009 with KW Residential and KWI Management, a Tokyo, Japan based owner and operator of real estate.  He served the Investment Banking Division of Wachovia Securities as Managing Director, Head of Real Estate in Japan and as Managing Director in The Structured Finance Group responsible for the eastern half of the United States from April 2002 to March 2009.  He also served as a director from 1999 to 2002 of Storage Development Portfolio, LLC and Storage Acquisition Portfolio, LLC, two joint ventures between General Electric Capital and Storage USA.  Mr. Dawejko was employed by GE Capital Real Estate from 1995 until 2002.  He is a graduate of Rutgers University with a Bachelor’s degree in Accounting and is a Certified Public Accountant in Pennsylvania (inactive license).   The Boards have determined that Mr. Dawjeko’s experience as a private investment manager, managing director of real estate, accountant and business owner has provided him with valuable experience and qualifies him to be a member of the Board.

Frederick N. Kurz, Jr.

Chairman of the Boards of Directors since 2012

Frederick N. Kurz, Jr., age 59, is Vice President and General Manager of Kimco Realty Corporation where he has held various new business and operations positions since joining the company in 2001.  Mr. Kurz helped initiate Kimco’s Preferred Equity investment program and later assumed leadership of the Kimco Select investment program, where he had responsibility for developing a large investment portfolio encompassing multiple asset classes with numerous joint venture partners.  Mr. Kurz’s current responsibilities include oversight of both the Structured Investments and the Risk Management/Large Transactions departments at Kimco Realty Corporation.  Mr. Kurz served as a Senior Vice President at GE Capital Real Estate in various new business development positions prior to joining Kimco in 2001.  Mr. Kurz is also a licensed professional land planner in the State of New Jersey.  Mr. Kurz holds an MBA from the Kellogg School of Management at Northwestern University, a Master of Regional Planning degree from the University of Pennsylvania, a Master of Arts in Geography from Temple University, and a Bachelor of Arts degree from Mansfield University.  The Boards have determined the Mr. Kurz’s experience in mergers and acquisitions, finance, investment and risk management qualifies him to be a member of the Board.

Our directors are elected annually and serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

Executive Officers

The required information regarding our executive officers is set forth in Part I hereof under the caption “Executive Officers of the Registrants” and is incorporated herein by reference.

THE BOARDS OF DIRECTORS AND COMMITTEES OF THE BOARDS

The Boards of Directors have an Audit Committee and a Compensation Committee, but does not have an Executive Committee or Nominating Committee.  The Boards of Directors met in person or conducted telephonic meetings a total of five (5) times during the fiscal year ended October 31, 2013.

Executive Committee

At the present time, the Corporations do not have an executive committee.  The Boards of Directors believe that it is appropriate for the Boards of Directors not to have an executive committee because all of the matters which an executive committee would be responsible for are presently considered by all the members of the Board.  The Boards of Directors do not believe that the Corporations would derive any significant benefit from a separate executive committee.

Audit Committee

The Audit Committee of the Corporations, composed of Paul Biddelman and Mark Dawejko, held four (4) meetings during the fiscal year ended October 31, 2013. Paul A. Biddelman is the chairperson of each Corporations’ Audit Committee.  The purposes of each Audit Committee are:

A.

To assist the Boards in their oversight of (1) the integrity of the Corporations’ financial statements; (2) disclosure controls and procedures including internal control over financial reporting and its effectiveness; (3) the Corporations’ compliance with legal and regulatory requirements; and (4) the performance of the Corporations’ internal audit function;

B.

To interact directly with and evaluate the performance of the independent auditors, including to determine whether to engage or dismiss the independent auditors and to monitor the independent auditors’ qualifications and independence; and

C.

To prepare the report required by the rules of the Securities and Exchange Commission (the “SEC”) to be included in the Corporations’ proxy statement.

Mr. Biddelman qualifies as an “audit committee financial expert” as such term is defined in the regulations under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  All of the current members of the Audit Committees are considered independent under the listing standards applicable to companies whose securities are traded on NASDAQ. While the Corporations’ securities are not traded on NASDAQ and, therefore, the Corporations are not required to satisfy NASDAQ’s listing standards, under the rules of the Securities and Exchange Commission, the Corporations are required to state whether the members of their Audit Committee would be considered independent as if the Corporations’ securities were traded on NASDAQ.

The Corporations’ Audit Committee acts pursuant to the Amended and Restated Audit Committee Charter, which was adopted by the Boards of Directors on February 8, 2012.  A copy of the Amended and Restated Audit Committee Charter is available on the Corporations’ website at www.brreco.com/investor.asp.

Compensation Committee

The Compensation Committee consists of Frederick N. Kurz, Jr., Mark Dawejko and Paul Biddelman.  This committee reviews general compensation policies and reviews and recommends salary and other compensation adjustments for employees and executive officers.  The Compensation Committee did not convene during the fiscal year ended October 31, 2013.  The Corporations’ Compensation Committee acts pursuant to the Compensation Committee Charter, which was adopted by the Boards of Directors on April 12, 2012.

Special Committees

During Fiscal 2013, the Boards approved the formation of a Special Committee of the Boards’ independent members, Paul Biddelman and Mark Dawejko, to investigate a going-private transaction and a merger of Blue Ridge and Big Boulder.  The Boards authorized the Special Committee to engage counsel and third party consultants in connection with its investigation, and charged the Special Committee with presenting a recommendation to the Boards of Directors.  The members of the Special Committee received a retainer fee of $7,500 which was paid by the Corporations in three equal installments of $2,500.

Independence

             In Fiscal 2013, our Boards of Directors reviewed the independence of the Directors.  During this review, the Boards of Directors considered transactions and relationships between each Director or members of his family and the Companies.  The Boards of Directors also considered whether there were any transactions or relationships between Directors or members of their immediate family (or any entity of which a Director or an immediate family member is an executive officer, general partner or significant equity holder).  The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the Director is independent under the listing standards applicable to companies whose securities are traded on NASDAQ.  While the Corporations’ securities are not traded on NASDAQ and, therefore, the Corporations are not required to satisfy NASDAQ’s listing standards, under the rules of the Securities and Exchange Commission, the Corporations are required to state whether the members of their Boards of Directors would be considered independent as if the Corporations’ securities were traded on NASDAQ.

As a result of this review, the Boards of Directors affirmatively determined that Paul A. Biddelman and Mark Dawejko, Directors, are independent of the Corporations and management.

Director Nomination Process

Neither of the Corporations have a nominating committee.  The Boards of Directors believe that it is appropriate for the Boards of Directors not to have a nominating committee because all of the matters which a nominating committee would be responsible for are presently considered by all the members of the Boards.  The Boards of Directors do not believe that the Corporations would derive any significant benefit from a separate nominating committee.

By resolution in February 2006, our Boards of Directors adopted a new policy regarding director nominations.  Under the policy, each Boards of Directors will consider any candidate recommended in good faith by a shareholder, provided that such shareholder submits the recommendation, along with the following information, to the corporate secretary at least 120 days before the anniversary of the date on which each Corporation first mailed its proxy materials for the prior year’s annual meeting of shareholders:

  the name of the candidate and the information about the individual that would be required to be included in a proxy statement under the rules of the Securities and Exchange Commission;
  information about the relationship between the candidate and the nominating shareholder;
  the consent of the candidate to serve as a director; and
  proof of the number of shares of the Corporations’ common stock that the nominating shareholder owns and the length of time the shares have been owned.

In considering candidates for nomination, each Boards of Directors shall seek individuals who evidence strength of character, mature judgment and the ability to work collegially with others.  Furthermore, it is the policy of each Board of Directors that it endeavor to have directors who collectively possess a broad range of skills, expertise, industry and other knowledge and business and other experience useful to the effective oversight of the Corporations’ business; therefore, in considering whether to nominate a person for election, the Boards of Directors will consider the contribution such person can make to the collective competencies of the Boards of Directors based on such person's background.  In determining whether to nominate a current director for re-election, each Board will take into account these same criteria as well as the director’s past performance, including his or her participation in and contributions to the activities of the Boards of Directors.  Because the Corporations do not have a standing nominating committee, the four (4) nominees that are currently serving as directors were selected for re-election by our whole Boards of Directors.

While the Boards of Directors do not have a formal diversity “policy,” the Boards recommends candidates based upon many factors, including the diversity of their business or professional experience, the diversity of their background and their array of talents and perspectives.  We believe that the Boards’ existing nominations process is designed to identify the best possible nominees for the Boards, regardless of the nominee’s gender, racial background, religion, or ethnicity.

Attendance at Meetings

All of the current members of the Boards of Directors attended 100% of the meetings during the 2013 fiscal year.  All of the current Directors attended 100% of committee meetings during the 2013 fiscal year for the committees on which they served.

The Corporations’ policy encourages, but does not require, attendance by the directors at the Annual Meetings of Shareholders of the Corporations.  At the Annual Meetings of Shareholders held in 2013, one (1) director was in attendance.

Director Compensation

During the fiscal year ended October 31, 2013, the directors received a fee of $5,000 for each board meeting they attended.  In addition, the chairman of the Audit Committee received a $5,000 annual retainer fee. Directors do not receive compensation for attending Audit or Compensation committee meetings. Directors who are employees receive no additional or special compensation for serving as directors.

Director Compensation

The following table sets forth information concerning the compensation for fiscal year ending October 31, 2013 earned by the Corporations’ Directors:

Name	Fees earned or paid in cash ($)
Bruce Beaty	$0
Paul A. Biddelman	32,500
Mark Dawejko	27,500
Frederick N. Kurz, Jr.	$0

The Boards of Directors met five (5) times in person or telephonically during the fiscal year ended October 31, 2013.  All of the members of the Boards of Directors attended 100% of the meetings held during their tenure.  Directors do not receive compensation for committee meetings.

Bruce Beaty has served as a member of our Boards of Directors since 2006.  Mr. Beaty has served as the President and Chief Executive Officer of the Corporations since his appointment on August 12, 2011 at which time he became an employee of the Corporations.  As of August 12, 2011, Mr. Beaty no longer receives a director fee for attending Board meetings. Compensation paid to Bruce Beaty as President and CEO of the Corporations upon his appointment in August 2011 is described in the Executive Compensation section of this report on Form 10-K.

Paul A. Biddelman has served as a member of our Boards of Directors since his election on April 10, 2012.  Mr. Biddelman was appointed Chairman of the Audit Committee on April 12, 2012 and receives a $5,000 annual retainer fee in addition to a director fee for attending Board meetings.

Mark Dawejko has served as a member of our Boards of Directors since his election on April 10, 2012.

Frederick N. Kurz, Jr. has served as a member of our Boards of Directors since his election on April 10, 2012.  Mr. Kurz was appointed Chairman of the Boards on April 12, 2012.  Mr. Kurz has declined acceptance of a director fee for attending Board meetings. Mr. Kurz is Vice President and General Manager of Kimco Realty Corporation.

Corporate Governance – Code of Ethics

The Corporations have adopted a Code of Ethics that applies to the Corporations’ executive officers, senior financial employees, including specifically the controller or principal accounting officer, and any persons performing similar functions.   The Code of Ethics is available on the Corporations’ website at www.brreco.com/investor.asp.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporations’ officers, directors and persons who own more than ten percent of a registered class of the Corporations’ equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC").  Their initial report must be filed using the SEC’s Form 3 and they must report subsequent stock purchase, sales, option exercises and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions.  In some cases, such as changes in ownership arising from gifts and inheritances, the SEC allows delayed reporting at year-end on Form 5.  Executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Corporations’ equity securities are required by SEC regulations to furnish the Corporations with copies of all reports they file pursuant to Section 16(a).

Based solely on a review of the copies of such reports received, or written representations from certain reporting persons, the Corporations believe that during the period from November 1, 2012 through October 31, 2013, their directors, officers and 10% shareholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee of each Corporation has responsibility for establishing and administering the Corporations’ executive compensation programs and determining awards of incentive bonuses and stock option grants.

Compensation Philosophy

The Compensation Committee’s compensation philosophy is designed to support the Corporations’ primary objective of creating long-term value of shareholders.  The Compensation Committee follows a three-pronged compensation strategy applicable to each Corporation’s executive officers and other key employees whereby such employees are compensated through three separate but related compensation arrangements:

First, each key employee receives a base salary consistent with his or her core responsibilities;

Second, incentive bonuses allow the Corporations to recognize individual performance and contributions to the Corporations on an annual basis; and

Third, stock option grants are made to provide a longer term incentive and reward longer term loyalty and performance.

This strategy is intended to (i) attract and retain talented executives; (ii) emphasize pay for performance; and (iii) encourage management devotion to the long-term valuation of the Corporations.

The following are descriptions of the Corporations’ compensation programs for executive officers.

Base Salary

The Corporations generally establish base salary ranges by considering compensation levels in similarly sized companies in the real estate development industry.  The base salary and performance of each executive officer is reviewed periodically (at least annually) by his or her immediate supervisor resulting in salary actions as appropriate.  An employee’s level of responsibility is the primary factor used in determining base salary.  Individual performance and industry information are also considered in determining any salary adjustment.  The Committee reviews and approve all executive officer salary adjustments as recommended by the CEO.

Bonus Plan

The Corporations have established an incentive compensation plan for certain of the Corporations’ employees, which is designed to provide rewards for shorter term productivity by key employees.  The bonus plan is generally directed at key members of the management team.  The bonus plan for the Corporations’ fiscal year ending October 31, 2014 remains subject to approval by the Compensation Committee.

Employee Stock Option Awards

The Corporations’ philosophy on stock option awards is designed to align management’s interests with those of shareholders. In furtherance of this objective, the level of stock option grants for executive officers is determined by the Committee each year, typically in consultation with the CEO except with respect to the CEO himself.  Awards for all employees (including all executive officers) are determined by giving equal consideration to base salary, level of responsibility and industry long-term compensation information.  There were no stock option grants made to the Corporations’ named executive officers during the fiscal year ended October 31, 2013.

CEO Compensation

On August 8, 2011, the Boards of Directors unanimously approved the appointment of Mr. Bruce Beaty as President and Chief Executive Officer effective August 12, 2011.  Mr. Beaty, age 55, has served on the Companies’ Boards of Directors since April 2006. Mr. Beaty’s compensation for the fiscal year ended October 31, 2013 consisted of a base annual salary of $130,000 as reflected in the table entitled “Summary Compensation Table”.  In accordance with his employment agreement effective January 1, 2013 and extending until December 31, 2013, Mr. Beaty received an annual bonus of $175,000, paid in equal payments of $87,500 each on December 12, 2013 and January 2, 2014.

             On December 10, 2013, the Corporation entered into an employment agreement with Mr. Bruce Beaty, as the Corporation’s President, effective January 1, 2014 and extending until December 31, 2015 unless terminated earlier pursuant to the termination provisions provided in the agreement.  In accordance with the agreement, Mr. Beaty will receive a $175,000 base annual salary as compensation for his services and an annual bonus paid at the discretion of the Company’s Compensation Committee.

During the term of his employment agreement, Mr. Beaty is eligible to participate in the Corporations’ 401(k) plan as provided by the Corporations to their employees on the same terms and conditions as offered to other employees.  The Corporations have also agreed to reimburse Mr. Beaty for health care costs incurred under his existing personal health insurance policy.

Compensation of Other Executives

Richard T. Frey serves as the Vice President and Chief Operating Officer of the Corporations.  Mr. Frey’s compensation for the fiscal year ended October 31, 2013 consisted of a base annual salary of $132,304 as reflected in the table entitled “Summary Compensation Table”.  Mr. Frey is eligible to participate in the Corporations’ 401(k) plan as provided by the Corporations to their employees on the same terms and conditions as offered to other employees.

Cynthia A.  Van Horn serves as the Chief Financial Officer and Treasurer of the Corporation.  Mrs. Van Horn’s compensation for the fiscal year ended October 31, 2013 consisted of a base annual salary of $87,791 as reflected in the table entitled “Summary Compensation Table”.  Mrs. Van Horn is eligible to participate in the Corporations’ 401(k) plan as provide by the Corporations to its employees on the same terms and conditions as offered to other employees.

Consideration of Say-on-Pay Results

In April 2013, the Corporations held a Shareholder advisory vote on the compensation of their named executive officers, commonly referred to as a Say-on-Pay vote.  The Corporations had significant support from their Shareholders with respect to the compensation of the named executive officers, with over 99% of Shareholder votes cast (excluding broker non-votes and abstentions) in favor of the Say-on-Pay resolution.  In evaluating compensation practices and talent needs during the fiscal year ended October 31, 2013, the Boards of Directors and the Compensation Committee were mindful of the support that the Shareholders expressed for the Corporations’ compensation practices.  As a result, the Compensation Committee decided to retain the Corporations’ general approach to executive compensation.

Summary Compensation Table

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the fiscal year ended October 31, 2013 awarded to, earned by or paid to the Corporations’ Chief Executive Officer, the Corporations’ Chief Financial Officer and the Corporations’ other most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended October 31, 2013.  The Corporations refer to these persons as the Corporations’ named executive officers.

		Annual Compensation (1)		All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($) (2)	Total ($)

Bruce Beaty (3)	2013	$130,212	$30,000	$2,469	$162,681
Chief Executive Officer	2012	$109,231	--	$1,605	$110,836
and President	2011	$9,615	--	--	$9,615

Richard T. Frey	2013	$132,304	--	$2,777	$135,081
Vice-President and	2012	$130,650	$25,000	$2,451	$158,101
Chief Operating Officer	2011	$130,650	--	$2,601	$133,251

Cynthia A. Van Horn (4)	2013	$87,791	--	$1,466	$89,257
Chief Financial Officer	2012	$86,625	$15,000	$1,443	$103,068
and Treasurer	2011	$86,625	--	$1,443	$88,068

Eldon D. Dietterick (5)	2013	--	--	--	--
Executive Vice-President	2012	$35,626	$30,000	$416	$66,042
and Treasurer	2011	$144,300	--	$3,689	$147,989

(1)  Compensation paid to Mr. Beaty, Mr. Frey, Mrs. Van Horn and Mr. Dietterick was paid by Blue Ridge Real Estate Company.

(2)

“All Other Compensation” consists of Life and Disability Insurance premiums and Company matching contributions under our 401(k) plan paid by Blue Ridge Real Estate Company on behalf of each named executive officer. Effective August 1, 2010, the Corporations make matching contributions to a participant’s account equal to 1.5% of the first 3% of an employee’s wage per pay period. The amount shown for Bruce Beaty includes an insurance premium of $516, $359 and $0 and 401(k) matching contributions of $1,953, 1,246 and$ $0 in 2013, 2012 and 2011 respectively.  The amount shown for Richard T. Frey includes insurance premiums of $792, $792 and $792 and 401(k) contributions of $1,985, $1,659 and $1,809 in 2013, 2012 and 2011, respectively. The amount shown for Cynthia Van Horn includes insurance premiums of $149, $144 and $144 and 401(k) contributions of $1,317, $1,299 and $1,299 in 2013, 2012 and 2011, respectively. The amount shown for Eldon D. Dietterick includes insurance premiums of $0, $0 and $1,524 and 401(k) contributions of $0, $416, and $2,165 in 2013, 2012 and 2011, respectively.

(3)

Mr. Beaty was appointed as the President and Chief Executive Officer of the Corporations effective August 12, 2011.  As of August 12, 2011, Mr. Beaty no longer receives a director fee for attending Board meetings.

(4)

Mrs. Van Horn was appointed Chief Financial Officer and Treasurer effective January 1, 2012

(5)

Mr. Dietterick retired as the Executive Vice President and Treasurer of the Corporations effective December 31, 2011.

Employment Agreements

On December 10, 2013, the Corporation entered into an employment agreement with Bruce Beaty, as the Corporation’s President, effective January 1, 2014 and extending until December 31, 2015 (the “Employment Period”) unless terminated earlier pursuant to termination provisions provided in the agreement.  Thereafter, the employment agreement continues in effect on at “at will” basis on the same economic terms unless the Corporation and Mr. Beaty agree otherwise or until either party gives notice to the other party of termination.  This employment agreement is intended to promote two objectives beneficial to the Corporation. First, the agreement provides Mr. Beaty with the financial security needed to allow him to fully focus on his leadership responsibilities. The Corporation is facing a very challenging environment, which requires full management attention. Secondly, the Boards of Directors believe that the benefits provided by this employment agreement are in line with current compensation practices of other public companies. Without this employment agreement, the Board believes they could have difficulty retaining our Chief Executive Officer.

In accordance with the agreement, Mr. Beaty will receive a $175,000 base annual salary as compensation for his services and an annual bonus paid at the discretion of the Compensation Committee.  During the Employment Period, Mr. Beaty is also eligible to participate in the Corporation’s 401(k) plan as provided by the Corporation to its employees on the same terms and conditions as offered to other employees.  The Corporation has agreed to reimburse Mr. Beaty for health care costs incurred under his existing personal health insurance policy (family coverage), with such reimbursement to be made on an after-tax basis during the Employment Period.

During the Employment Period, Mr. Beaty will perform such duties and fulfill such assignments as may be assigned by the Board of Directors or their designee and devote a majority of his time, energy, attention and skill to the performance of his duties and to the promotion and advancement of the Corporation’s business and interests.  The agreement provides that Mr. Beaty may perform substantially all of his duties from his residential office in Greenwich, Connecticut, except, where required, to attend meetings elsewhere or as otherwise directed.

Mr. Beaty’s employment with the Corporation may be terminated: (i) by either party at the expiration of the Employment Period unless extended by agreement of the parties upon notice; (ii) by the Corporation for Cause; (iii) upon Mr. Beaty’s death; or (iv) for any other reason provided that three (3) months’ notice is given prior to the date of termination of employment.  If Mr. Beaty’s employment with the Corporation is not extended beyond the Employment Period, such termination shall not constitute a termination “for any other reason” as set forth in the agreement.

              In the agreement, “Cause” is defined as: (i) a willful and material breach of any provision of the agreement and/or the continued failure to perform substantially his employment duties (other than failure resulting from incapacity due to physical or mental illness and excluding failure after reasonable efforts to meet performance expectations) after the

Corporation provide written notice of such failure constituting cause and such failure continues uncorrected for at least 30 days following the notice; (ii) acts involving material dishonesty, material disloyalty, fraud or material misrepresentation adversely affecting the Corporation or their affiliates; (iii) gross negligence in performance of duties; (iv) conviction of a crime involving the commission of a felony or criminal act involving moral turpitude; (v) engaging in actions involving willful misconduct that adversely affect the Corporation or any of their affiliates; and (vi) failure to follow the lawful instructions of the Board or its designees after written notice thereof.

Mr. Beaty may terminate his employment with the Corporation for Good Reason.  In the agreement, “Good Reason” is defined as the occurrence of any of the following events, if not cured by the Corporation within 30 days from receipt of written notice from Mr. Beaty: (i) a diminution or reduction of Mr. Beaty’s position or authority; (ii) a reduction in Mr. Beaty’s base salary in effect at that time; or (iii) a requirement to render substantially all of his services other than from his residence location.

The Corporations do not have employment agreements with any of the other named executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Corporation’s common stock as of January 28, 2014 by:

  all persons known by the Corporation to beneficially own more than 5% of the Corporation’s common stock;
  each of the Corporation’s directors;
  the Corporation’s named executive officers; and
  all of the Corporation’s directors and executive officers as a group.

The number of shares beneficially owned by each shareholder is determined under rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to securities.  Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of January 28, 2013 through the exercise of any warrant, stock option or other right.

Unless otherwise indicated, the address of all listed shareholders is c/o Blue Ridge Real Estate Company, P. O. Box 707, Blakeslee, Pennsylvania 18610.  Each of the shareholders listed has sole voting and investment power with respect to the shares beneficially owned by the shareholder unless noted otherwise, subject to community property laws where applicable.

Name and Address	Number of Shares Beneficially Owned (1)		Percent of Shares Outstanding
Bruce Beaty	--		--
Paul A. Biddelman	--		--
Mark Dawejko	--		--
Frederick N. Kurz, Jr.	--		--
Cynthia A. Van Horn	--		--
Richard T. Frey	--		--
Kimco Realty Corporation 3333 New Hyde Park Road, Suite 100 New Hyde Park, NY 10042-0020	1,425,154	(2)	58.2%
All Executive Officers and Directors as a group (6 people)	--		--

(1)  Shares are beneficially owned when a person, directly or indirectly, has or shares the voting power thereof (that is, the power to vote, or direct the voting, of such shares) and investment power thereof (that is, the power to dispose, or to direct the disposition, of such shares).

(2)  Kimco Realty Services, Inc. is the holder of record of 1,425,154 shares of the Corporation’s common stock.  Kimco Realty Corporation is the parent corporation of Kimco Realty Services, Inc. and has sole voting and dispositive power over the shares of common stock held by Kimco Realty Services, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We do not have any related party transactions that are required to be disclosed under this Item 13.

For information regarding director independence, see “Item 10. Directors, Executive Officers and Corporate Governance – The Boards of Directors and Committees of the Boards.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Kronick Kalada Berdy & Co., P.C. (“Kronick”) was the auditor for the fiscal years ended October 31, 2013 and 2012, and the Boards of Directors, upon recommendation of the Audit Committee, have selected it as auditor for the fiscal year ended October 31, 2014.

Audit Fees.  For the fiscal years ended October 31, 2013 and 2012, the Corporations paid Kronick $83,000 and $93,000, respectively for audit services, including quarterly reviews of unaudited financial statements.

Audit-Related Fees.  There were no fees paid by the Corporations for the fiscal year ended October 31, 2013 for professional services rendered by Kronick for assurance and related services that were reasonably related to the performance of the audit or review of the Corporations’ financial statements and not included in the audit fees for the fiscal year ended October 31, 2013 disclosed above. There were also no fees for such services paid for the fiscal year ended October 31, 2012.

Tax Fees.  For the fiscal years ended October 31, 2013 and 2012, there were no fees paid to Kronick by the Corporation for tax services.

All Other Fees.  For the fiscal year ended October 31, 2013 and 2012 the Corporations paid Kronick $6,000 and $0, respectively, for other services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) As noted below, the following financial statements of ours, supplementary data and related documents are incorporated herein by reference to other portions of this Annual Report on Form 10-K:

•

Report of Independent Registered Public Accounting Firm on Combined Financial Statements, dated January 29, 2014 (appears in this Annual report on Form 10-K on page F-1).

•

Report of Independent Registered Public Accounting Firm, dated January 29, 2014 (appears in this Annual Report on Form 10-K on page F-2).

•

Combined Balance Sheets as of October 31, 2013 and 2012 (appears in this Annual Report on Form 10-K beginning on page F-3).

•

Combined Statements of Operations for each of the years ended October 31, 2013, 2012 and 2011 (appears in this Annual Report on Form 10-K beginning on page F-4).

•

Combined Statements of Comprehensive Income (Loss) for each of the years ended October 31, 2013, 2012 and 2011 (appears in this Annual Report on Form 10-K beginning on page F-5)

•

Combined Statements of Changes in Shareholders’ Equity for each of the years ended October 31, 2013, 2012 and 2011 (appears in this Annual Report on Form 10-K beginning on page F-6).

•

Combined Statements of Cash Flows for each of the years ended October 31, 2013, 2012 and 2011 (appears in this Annual Report on Form 10-K beginning on page F-7).

•

Notes to Combined Financial Statements (appears in this Annual Report on Form 10-K beginning on page F-8).

•

Quarterly Financial Information (unaudited) (appears in this Annual Report on Form 10-K beginning on page F-30).

(a)(2) Financial Statement Schedules

33

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

34

Report of Independent Registered Public Accounting Firm

on Financial Statement Schedule

Board of Directors and Shareholders

Blue Ridge Real Estate Company

We have audited the consolidated (Note 1) financial statements of Blue Ridge Real Estate Company and Subsidiaries (the “Companies”) as of October 31, 2013, and for the year ended October 31, 2013, and the combined (Note 1) financial statements of Blue Ridge Real Estate Company and Subsidiaries and Big Boulder Corporation and Subsidiaries (the “Companies”) as of October 31, 2012, and for the  years ended October 31, 2012 and 2011, and have issued our report thereon dated January 29, 2014; such financial statements and report are included in your October 31, 2013 Annual Report on Form 10-K and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedule of the Companies listed in Item 15(a)2.  This financial statement schedule is the responsibility of the Companies’ management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/Kronick Kalada Berdy & Co., P.C.

Kingston, Pennsylvania

January 29, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Blue Ridge Real Estate Company

We have audited the accompanying consolidated (Note 1) balance sheet of Blue Ridge Real Estate Company and Subsidiaries as of October 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended October 31, 2013 and the combined (Note 1) balance sheet of Blue Ridge Real Estate Company and Subsidiaries and Big Boulder Corporation and Subsidiaries as of October 31, 2012, and the related combined statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the years ended October 31, 2012 and 2011.  These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Real Estate Company and Subsidiaries at October 31, 2013, and the results of their operations, their comprehensive income (loss) and their cash flows for the year ended October 31, 2013, and the combined financial statements referred to above presents fairly in all material respects the financial position of Blue Ridge Real Estate and Subsidiaries  and Big Boulder Corporation and Subsidiaries at October 31, 2012 and the results of their operations, their comprehensive income (loss) and their cash flows for the years ended October 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/Kronick Kalada Berdy & Co., P.C.

Kingston, Pennsylvania

January 29, 2014

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES (See Note 1)

COMBINED BALANCE SHEETS

October 31, 2013 and 2012

ASSETS	10/31/13	10/31/12

Land and land development costs (1,433 and 3,012 acres per land ledger, respectively)	$15,910,309	$20,352,066
Land improvements, buildings and equipment, net	19,264,196	21,043,068
Land held for investment, principally unimproved (8,289 and 10,404 acres per land ledger, respectively)	6,399,468	6,848,390
Long-lived assets held for sale (2,115 and 377 acres per land ledger, respectively)	248,922	846,174
Cash and cash equivalents	3,416,359	497,409
Cash held in escrow	97,877	205,493
Prepaid expenses and other assets	428,391	468,828
Accounts receivable	109,796	143,382
Assets of discontinued operations (1 acre per land ledger)	166,682	166,682
Total assets	$46,042,000	$50,571,492

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Debt	$14,251,685	$16,880,416
Accounts payable	121,725	140,956
Accrued liabilities	305,604	311,097
Deferred income	104,115	695,981
Accumulated deferred income taxes	500,649	481,633
Accrued pension expense	2,263,343	4,240,964
Total liabilities	17,547,121	22,751,047

COMBINED SHAREHOLDERS' EQUITY:
Capital stock, without par value, stated value $.30 per combined share, Blue Ridge and Big Boulder each authorized 3,000,000 shares, each issued 2,732,442		819,731
Capital stock, without par value, stated value $.30 per share, Blue Ridge authorized 6,000,000 shares, issued 2,732,442	819,731
Capital in excess of stated value	19,829,475	19,829,475
Earnings retained in the business	11,584,359	12,203,825
Accumulated other comprehensive loss	(1,653,279)	(2,947,179)
Shareholders’ equity before capital stock in treasury	30,580,286	29,905,852
Less cost of 282,018 combined shares of capital stock in treasury	2,085,407	2,085,407
Total shareholders' equity	28,494,879	27,820,445
Total liabilities and shareholders’ equity	$46,042,000	$50,571,492

The accompanying notes are an integral part of the combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES (See Note 1)

COMBINED STATEMENTS OF OPERATIONS

for the years ended October 31, 2013, 2012 and 2011

	10/31/13	10/31/12	10/31/11
Revenues:
Real estate management revenue	$990,284	$997,854	$993,602
Land resource management revenue	8,527,000	4,341,767	2,872,670
Rental income revenue	1,783,063	1,790,087	1,812,874
Total revenues	11,300,347	7,129,708	5,679,146
Costs and expenses:
Real estate management costs	1,019,970	1,010,413	1,016,444
Land resource management costs	7,609,185	4,670,340	4,436,374
Rental income costs	857,520	934,013	964,880
General and administration expense	2,271,040	1,881,691	1,791,381
Gain on sale of assets	(3,475)	(4,609)	(19,165)
Total costs and expenses	11,754,240	8,491,848	8,189,914
Loss from continuing operations before other income and (expense)	(453,893)	(1,362,140)	(2,510,768)

Other income and (expense):
Interest and other income	2,539	3,315	11,259
Interest expense (net of capitalized interest of $198,728 in 2011)	(997,207)	(1,128,087)	(1,415,031)
Total other income and expense	(994,668)	(1,124,772)	(1,403,772)

Loss from continuing operations before income taxes	(1,448,561)	(2,486,912)	(3,914,540)

(Credit) provision for income taxes on continuing operations:
Current income taxes on continuing operations	41,000	67,000	2,000
Deferred income taxes on continuing operations	(865,000)	(1,339,000)	(1,329,000)
Total (credit) provision for income taxes on continuing operations	(824,000)	(1,272,000)	(1,327,000)

Net loss before discontinued operations	(624,561)	(1,214,912)	(2,587,540)

Discontinued operations (including $82 gain and $476,279 loss on disposals in 2012 and 2011, respectively)	7,095	(66,722)	169,775

Provision (credit) for income taxes on discontinued operations:
Current income taxes on discontinued operations	2,000	(1,000)	0
Deferred income taxes on discontinued operations	0	(22,000)	57,000
Total provision (credit) for income taxes on discontinued operations	2,000	(23,000)	57,000
Net (loss) income from discontinued operations	5,095	(43,722)	112,775
Net loss	($619,466)	($1,258,634)	($2,474,765)

Basic (loss) earnings per weighted average combined share:
Net loss before discontinued operations	($0.26)	($0.49)	($1.06)
Income (loss) from discontinued operations, net of tax	$0.01	($0.02)	$0.05
Total basic (loss) earnings per weighted average combined share	($0.25)	($0.51)	($1.01)

The accompanying notes are an integral part of the combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES (See Note 1)

COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

for the years ended October 31, 2013, 2012 and 2011

	2013	2012	2011

Net loss	($619,466)	($1,258,634)	($2,474,765)

Other comprehensive income (loss), net of tax
Defined benefit pension
Net gain (loss) arising during the period	$1,666,815	($1,470,206)	($1,158,380)
Amortization of net loss included in net periodic pension cost	$511,101	$334,273	$200,829
Deferred tax benefit (expense)	($884,016)	$461,075	$388,670

Other comprehensive income (loss)	1,293,900	(674,858)	(568,881)

Total comprehensive income (loss)	$674,434	($1,933,492)	($3,043,646)

Net gain (loss) arising during the period deferred tax (expense) benefit was ($676,560), $596,756 and $470,186 for the years ended October 31, 2013, 2012 and 2011, respectively.

Amortization of net loss included in net periodic pension cost deferred tax (expense) benefit was ($207,456), ($135,681) and ($81,516) for the years ended October 31, 2013, 2012 and 2011, respectively.

The accompanying notes are an integral part of the combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES (See Note 1)

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

for the years ended October 31, 2013, 2012 and 2011

					Accumulated
			Capital in	Earnings	Other	Capital
	Capital Stock (a)		Excess of	Retained in	Comprehensive	Stock in
	Shares	Amount	Stated Value	the Business	Loss	Treasury (b)	Total
Balances, October 31, 2010	2,732,442	$819,731	$19,829,475	$15,937,224	($1,703,440)	($2,085,407)	$32,797,583

Net loss				(2,474,765)			(2,474,765)

Other comprehensive loss					(568,881)		(568,881)
Balances, October 31, 2011	2,732,442	$819,731	$19,829,475	$13,462,459	($2,272,321)	($2,085,407)	$29,753,937

Net loss				(1,258,634)			(1,258,634)

Other comprehensive loss					(674,858)		(674,858)
Balances, October 31, 2012	2,732,442	$819,731	$19,829,475	$12,203,825	($2,947,179)	($2,085,407)	$27,820,445

Net loss				(619,466)			(619,466)

Other comprehensive income					1,293,900		1,293,900
Balances, October 31, 2013	2,732,442	$819,731	$19,829,475	$11,584,359	($1,653,279)	($2,085,407)	$28,494,879

(a) Capital stock, at stated value of $.30 per combined share

(b) 282,018 combined shares held in treasury, at cost at October 31, 2013, 2012, and 2011

The accompanying notes are an integral part of the combined financial statements.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES (See Note 1)

COMBINED STATEMENTS OF CASH FLOWS

for the years ended October 31, 2013, 2012 and 2011

	10/31/13	10/31/12	10/31/11
Cash Flows Provided By (Used In) Operating Activities:
Net loss	($619,466)	($1,258,634)	($2,474,765)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,131,855	1,227,002	1,354,830
Impairment	3,700,000	70,700	1,178,651
Deferred income taxes	(865,000)	(1,361,000)	(1,272,000)
Gain on sale of assets	(3,475)	(14,011)	(44,886)
Changes in operating assets and liabilities:
Cash held in escrow	107,616	6,388	393,278
Accounts receivable	33,586	16,908	249,697
Prepaid expenses and other assets	40,437	910,484	(105,470)
Land and land development costs	(15,868)	20,003	92,460
Long-lived assets held for sale	2,024,686	2,621,531	1,001,171
Accounts payable and accrued liabilities	175,571	(633,742)	(520,456)
Deferred income	(76,235)	(37,753)	(60,510)
Net cash provided by (used in) operating activities	5,633,707	1,567,876	(208,000)

Cash Flows (Used In) Provided By Investing Activities:
Proceeds from disposition of assets	3,475	2,100,749	1,440,106
Additions to properties	(89,501)	(93,481)	(429,557)
Payments received under direct financing lease arrangements	0	7,788,195	8,598
Net cash (used in) provided by investing activities	(86,026)	9,795,463	1,019,147

Cash Flows (Used In) Provided By Financing Activities:
Proceeds from debt	2,139,425	4,269,457	6,474,530
Payment of debt	(4,768,156)	(15,512,545)	(7,298,481)
Net cash (used in) provided by financing activities	(2,628,731)	(11,243,088)	(823,951)
Net increase (decrease) in cash and cash equivalents	2,918,950	120,251	(12,804)
Cash and cash equivalents, beginning of period	497,409	377,158	389,962
Cash and cash equivalents, ending of period	$3,416,359	$497,409	$377,158

The accompanying notes are an integral part of the combined financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation and Combination:

   The accompanying combined financial statements include the accounts of Blue Ridge Real Estate Company (“Blue Ridge”) and its wholly-owned subsidiaries (Northeast Land Company, Jack Frost Mountain Company, Boulder Creek Resort Company, Moseywood Construction Company, Jack Frost National Golf Course, Inc., BRRE Holdings, Inc., Coursey Commons Shopping Center, LLC, Coursey Creek, LLC, Cobble Creek, LLC, Flower Fields Motel, LLC, Blue Ridge WMN, LLC and Blue Ridge WNJ, LLC) and Big Boulder Corporation (“Big Boulder”) and its wholly-owned subsidiaries (Lake Mountain Company and BBC Holdings, Inc.) (collectively, the “Companies”).  Blue Ridge was formerly party to a Security Combination Agreement with Big Boulder pursuant to which the shares of Big Boulder could only be transferred with an equal number of shares of Blue Ridge, and vice versa.  Effective October 31, 2013, in accordance with the Agreement and Plan of Merger dated August 29, 2013 approved by the Boards of Directors and subsequently submitted to a vote by the shareholders of the Companies and approved at a shareholder meeting held on October 18, 2013, Big Boulder merged with and into Blue Ridge and the Security Combination Agreement was terminated.  All significant intercompany accounts and transactions are eliminated.

Basis of Merger and Capital Stock

   On October 31, 2013, Big Boulder merged with and into Blue Ridge, and pursuant to the merger (i) each issued and outstanding common share of Big Boulder was canceled and converted automatically into the right to receive one post-merger Blue Ridge common share; (ii) each issued and outstanding common share of Blue Ridge was canceled and converted automatically into the right to receive one post-merger Blue Ridge common share; (iii) Blue Ridge adopted Amended and Restated Articles of Incorporation which set forth, among other things, that (x) the number of authorized shares of common stock of Blue Ridge increased to 6,000,000, (y) the shares of Blue Ridge are uncertificated, and (z) immediately after the merger effective time, every two outstanding post-merger Blue Ridge common shares were combined into and automatically became one post-merger Blue Ridge common share.  The number of shares of treasury stock remain at 282,018 capital shares in treasury.  Following the merger, on November 1, 2013, shares of Blue Ridge ceased trading on the OTC Markets under the symbol “BLRGZ” and began trading on the OTC Markets under the temporary symbol “BRRED,” and on December 2, 2013 began trading on the OTC Markets under the symbol “BRRE.” The merger had no effect on the previously issued financial statement amounts. For this reason, the financial statements set forth herein are being presented for all relevant periods as combined financial statements of Blue Ridge and Big Boulder.

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

Long-Lived Assets Held for Sale:

   Long-lived assets held for sale primarily relate to housing units constructed in real estate developments projects and land and property under agreement of sale.  The Companies classify assets as a long-lived asset held for sale upon the completion of construction.  The carrying value of the assets held for sale are stated at the lower of carrying value or fair market value less costs to sell.  The impairment loss for long-lived assets held for sale is the difference between their carrying value and their fair value less cost to sell.  Real estate taxes, insurance, utilities and any related interest are expensed upon completion of construction.  Included in long-lived assets held for sale at October 31, 2013 is 2,115 acres of land under agreement of sale to The Wildlands Conservancy, which closed on November 6, 2013 and at October 31, 2012, 377 acres of land under agreement of sale to Hanson Aggregates which closed June 28, 2013.

Investment in Direct Financing Leases:

   The Companies’ had capitalized as the net investment in direct financing leases, the portion of the leased premises pertaining to Jack Frost Mountain and Big Boulder ski areas, which meets the criteria for accounting for these lease transactions as direct financing leases.  The accounting was based on estimates and assumptions about the fair values and estimated useful lives of the leased properties, as well as the collectibility of lease payments and recoverability of the unguaranteed residual value of the leased properties.  Management had periodically reviewed the net investment in direct financing leases for events or changes in circumstances that could impact collectibility, and recoverability of the unguaranteed residual value of leased properties and on October 31, 2011 wrote down the net investment in direct financing lease to the amount expected to be recoverable.  On December 15, 2011 the ski areas were sold.

Accounts and Mortgages Receivable:

   Accounts receivable are reported at net realizable value.  Accounts or a portion thereof are written off when they are determined to be uncollectible based upon management’s assessment of individual accounts.  An allowance for doubtful accounts, if deemed necessary, is estimated based upon a review of individual accounts.  The allowance amount was $3,977 at October 31, 2013 and $40 at October 31, 2012.

   The Companies account for mortgages receivable, if applicable, on a cost basis.  Interest income is recorded on a monthly basis.  Late payment fees are charged on overdue payments.  Mortgages receivable are evaluated at origination and monitored on an ongoing basis for credit worthiness.  Mortgages receivable are considered fully collectible by management and accordingly no allowance for losses is considered necessary.  Any mortgage 90 days past due is reviewed by management for collectibility.  Mortgages receivable were $0 at October 31, 2013 and 2012, respectively.

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

   Also included in deferred income is a reimbursement from the Pennsylvania Department of Transportation for the cost of a sewer line.  The sewer line was to service a proposed rest area.  PennDOT decided not to build the rest area, therefore, the sewer line has no present use and the deferred income was offset with the carrying cost of the sewer line.

Comprehensive Income (Loss):

   The Companies’ comprehensive income (loss) differs from net income (loss) due to changes in the funded status of the Companies’ defined benefit pension plan (see Note 8).  The Companies have elected to disclose comprehensive income and loss in its Combined Statements of Comprehensive Income (Loss).

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

   The Companies policies for Accounting for Uncertainty in Income Taxes in an enterprise’s financial statements, requires a review of all tax positions and applies a “more-likely-than-not” recognition threshold to determine whether any part of an individual tax position should be recognized in the financial statements. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon the ultimate settlement with the taxing authority that has full knowledge of all relevant information.

Advertising Costs:

   Advertising costs are primarily related to real estate development and golf course operation.  Advertising costs are expensed when incurred and the advertising expense for Fiscal 2013, Fiscal 2012and Fiscal 2011 was $30,068, $22,821, and $25,739, respectively.

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

Concentration of Credit Risk:

   Financial instruments which potentially subject the Companies to concentration of credit risk consist principally of temporary cash investments. The Companies’ temporary cash investments are held by financial institutions. The Companies have not experienced any losses related to these investments.  At October 31, 2013, the Companies had $2,771,216 on deposit in excess of the FDIC insured limit of $250,000.

Earnings Per Share:

   Basic earnings per share are calculated based on the weighted-average number of shares outstanding.  Diluted earnings per share include the dilutive effect of stock options, if applicable.

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

Reclassification:

   The Companies report the results of discontinued operations as a separate component of income on the combined statements of operations under the caption discontinued operations.  This reporting presentation resulted in certain reclassifications of the 2012 and 2011 financial statement amounts.  Accordingly, certain amounts in the Fiscal 2012 and Fiscal 2011 combined financial statements have been reclassified to conform to the Fiscal 2013 presentation.

New Accounting Pronouncements:

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Statement of Comprehensive Income” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income.  The adoption of this guidance, which relates to presentation only, is not expected to have a material impact on the Companies’ combined financial statements.  ASU 2011-05 is effective for the Companies’ fiscal year beginning November 1, 2012.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (ASU 2011-12) which is a deferral of the effective date for the amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in Accounting Standards Update No. 2011-05 effective for fiscal years and interim periods within those years beginning after December 1, 2011.  The adoption of this guidance, which relates to presentation only, did not have a material impact on the Companies’ combined financial statements.

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

2.  DISCONTINUED OPERATIONS:

   On September 30, 2011, the Applebee’s located in Fort Collins, Colorado was sold and as a result the operating activity for the year ending October 31, 2011 is being reported as a discontinued operation.  The operating results of Applebee’s were previously reported in the Rental Operations of the combined statements of operations.  At October 31, 2012, there were no remaining assets or liabilities related to Applebee’s.

   On November 30, 2011, the Jack in the Box located in Wallisville, Texas was sold and as a result the operating activity for the years ending October 31, 2012 and 2011 is being reported as a discontinued operation.  The operating results of Jack in the Box were previously reported in the Rental Operations of the combined statements of operations.  At October 31, 2012, there were no remaining assets or liabilities related to Jack in the Box.

   On December 15, 2011, the Jack Frost Mountain and Big Boulder ski areas were sold and as a result the operating activity for the years ending October 31, 2012 and 2011 is being reported as a discontinued operation.  The ski areas had been leased to an operator and a portion of the leased premises had been capitalized as net investment in direct financing leases. Therefore a portion of the operating results were previously reported in the Rental Operations and a portion of the operating results were previously reported in the Interest and Other Income line of the combined statements of operations.  At October 31, 2012, there were no remaining assets or liabilities related to the Jack Frost Mountain and Big Boulder ski areas.

   On September 17, 2012, the Companies signed an agreement of sale on Lot 5 Maple Terrace located in Saylorsburg, PA.  A deposit was received and the transaction was expected to close October 1, 2013.  Management had become aware that settlement on the property would not occur by October 31, 2013.  On August 16, 2013, a new lease was entered into with the current lessees of the property for the period of October 1, 2013 through September 30, 2014 and an Addendum to the Agreement of Sale was executed extending the settlement date to September 30, 2014.   As a result operating activity for the property is continuing to be reported as discontinued operations for the years ending October 31, 2013, 2012 and 2011.  The net operating results were previously reported in the rental operations in the Combined Statement of Operations.  At October 31, 2013 and 2012, there were assets related to the Maple Terrace property totaling $166,682 included in assets of discontinued operations and there were no liabilities.

   The combined assets as of October 31, 2013 and 2012, and the results of operations of the properties classified as discontinued operations for the years ended October 31, 2013, 2012 and 2011, are summarized as follows:

BALANCE SHEET	10/31/13	10/31/12

ASSETS
Land improvements, buildings & equipment, net	$124,790	$124,790
Land held for investment, principally unimproved	41,892	41,892
Total assets of discontinued operations	$166,682	$166,682

	Years ended October 31,
STATEMENT OF OPERATIONS	2013	2012	2011
Revenues:
Applebee’s	$0	$0	$106,011
Jack in the Box	0	10,971	133,335
Jack Frost Mountain Ski Area	0	5,097	163,143
Big Boulder Ski Area	0	5,097	89,119
Maple Terrace	15,000	5,750	18,000
Total Revenue	15,000	26,915	509,608

Expenses (excluding interest):
Applebee’s	0	0	4,665
Jack in the Box	0	136	44,478
Jack Frost Mountain Ski Area	0	7,730	10,279
Big Boulder Ski Area	0	472	3,983
Maple Terrace	7,905	77,995	9,032
Total Expenses	7,905	86,333	72,437

Interest and other income (interest income related to ski area net investment in direct financing lease):
Applebee’s	0	0	0
Jack in the Box	0	0	0
Jack Frost Mountain Ski Area	0	0	126,672
Big Boulder Ski Area	0	0	194,997
Maple Terrace	0	0	0
Total Interest and Other Income	0	0	321,669

Interest expense(calculated on debt related to the property):
Applebee’s	0	0	42,992
Jack in the Box	0	7,386	69,794
Jack Frost Mountain Ski Area	0	0	0
Big Boulder Ski Area	0	0	0
Maple Terrace	0	0	0
Total Interest	0	7,386	112,786

Gain (Loss) on Disposal:
Applebee’s	0	0	25,721
Jack in the Box	0	9,402	0
Jack Frost Mountain Ski Area	0	(4,803)	(387,000)
Big Boulder Ski Area	0	(4,517)	(115,000)
Maple Terrace	0	0	0
Total Gain (loss) on Disposal	0	82	(476,279)

Income (loss) from discontinued operations before income taxes	$7,095	($66,722)	$169,775

3.  CONDENSED FINANCIAL INFORMATION:

Condensed financial information of Blue Ridge and its subsidiaries and Big Boulder and its subsidiaries (see Note 1), at October 31, 2013, 2012 and 2011 and for each of the years then ended is as follows:

	Blue Ridge and Subsidiaries
	10/31/13	10/31/12	10/31/11
FINANCIAL POSITION:
Total assets	$39,994,117	$40,725,247	$51,526,111
Total liabilities	20,427,035	24,077,895	33,108,155
Shareholders' equity	19,567,082	16,647,352	18,417,956
OPERATIONS:
Revenues	10,237,882	3,988,091	3,409,638
Income (loss) from continuing operations before taxes	2,268,740	(2,194,921)	(2,589,152)
Tax (credit) for income taxes from continuing operations	648,000	(1,143,000)	(876,000)
Net income (loss)	$1,625,835	($1,095,751)	($1,709,510)

	Big Boulder and Subsidiaries
	10/31/13	10/31/12	10/31/11
FINANCIAL POSITION:
Total assets	$6,047,883	$9,846,245	$13,579,598
Total liabilities (includes deferred tax asset which on combined balance sheets nets to a liability)	(2,879,914)	(1,326,848)	2,243,617
Shareholders' equity	8,927,797	11,173,093	11,335,981
OPERATIONS:
Revenues	1,062,465	3,141,617	2,269,508
Loss from continuing operations before taxes	(3,717,301)	(291,991)	(1,325,388)
Credit for income taxes from continuing operations	(1,472,000)	(129,000)	(451,000)
Net loss	($2,245,301)	($162,883)	($765,255)

4.  LAND AND LAND DEVELOPMENT COSTS:

Land and land development costs as of October 31, 2013 and 2012 consist of the following:

	10/31/2013	10/31/2012
Land unimproved designated for development	$9,635,834	$10,593,519
Residential development	1,388,219	5,084,262
Infrastructure development	4,886,256	4,674,285
Total land and land development costs	$15,910,309	$20,352,066

     The decrease in land improvements designated for development ($957,685) was primarily due to a land sale with a basis of $927,231.  The carrying value of land improvements designated for development reflects an impairment expense of $0 in Fiscal 2013 and $7,000 in Fiscal 2012.  The decrease in residential development cost of $3,696,043 was primarily related to $3,500,000 impairment expense taken on the future condominium at Boulder Lake Village.

5.  LAND HELD FOR INVESTMENT:

	10/31/2013	10/31/2012
Land held for investment
Land – Unimproved	$1,796,292	$2,245,214
Land – Commercial rental properties	4,603,176	4,603,176
Total land held for investment	$6,399,468	$6,848,390

     The decrease in land-unimproved ($448,922) was due to a reclass of land (approximately 2,115 acres) to assets held for sale and impairment expense of $200,000 taken on a 2.9 acre parcel of land.

6.  DEBT AND LETTER OF CREDIT:

Debt as of October 31, 2013 and 2012 consists of the following:

	10/31/13	10/31/12
Mortgage notes payable to bank, interest fixed at 6.90% payable in monthly installments of $61,769 including interest through Fiscal 2031, secured by certain buildings.	$7,593,013	$7,802,416
Mortgage note payable to bank, interest fixed at 5.59% payable in monthly installments of $44,156 including interest through October 2014, secured by a certain building.	6,608,689	6,759,338
Revolving line of credit payable to bank, interest at the greater of LIBOR plus 3.5% or 5.5% (5.5% at October 31, 2013) payable on demand. Paid in full in Fiscal 2013.	0	2,221,237
Capital lease obligation payable to bank, interest fixed at 5.23%, payable in 24 installments of $8,682 due April 2011 through September 2014, secured by certain equipment.	49,983	97,425
	$14,251,685	$16,880,416

   The Companies had a $3,100,000 revolving line of credit with Manufacturers and Traders Trust Company (the “Bank”).  During Fiscal 2013 the Companies utilized the proceeds from the sale of three Boulder Lake Village condominiums and two land parcels to repay the outstanding balance on the line of credit and the facility has expired.  The Companies are no longer required to maintain an interest reserve account as security for the payment of interest.  In August 2013, the $6,381 remaining balance of the account was transferred to the depository account and the interest reserve account was closed.

   At October 31, 2012, Blue Ridge had utilized $2,221,237 of its $3,100,000 general line of credit, which was an on demand, revolving line with no maturity date. The general line of credit bore interest at the greater of the overnight LIBOR plus 3.5% or the daily 30-day LIBOR plus 3.5%, with in all cases a minimum interest rate of 5.5% (such interest rate was 5.5% at October 31, 2012). The interest reserve account included in cash held in escrow, had a balance of $107,761 at October 31, 2012.

   The Companies had a $9,000,000 line of credit mortgage with a construction sublimit of $4,400,000 and a site-development sublimit of $4,600,000.  During Fiscal 2012, the Companies utilized proceeds from the sales of nine Boulder Lake Village condominium units, three Laurelwoods II duplex units and the two ski areas to repay $2,585,167 and $2,917,521 on the Construction and Site Development sublimits, respectively.  The remaining balance outstanding of $653,964 was transferred to the general line of credit in an effort to consolidate the debt.  At October 31, 2012, the Companies had $0 outstanding on the $9,000,000 line of credit and the facility has expired.  During Fiscal 2012, the line bore interest at the greater of overnight LIBOR plus 3.5% or the daily 30-day LIBOR plus 3.5%, in all cases at a minimum interest rate of 5.5%.

     The weighted average short term borrowings and interest rate for the year ended October 31, 2013 were $1,482,000 and 5.50%, respectively.  The weighted average interest rate at fiscal year ended October 31, 2013 was 5.50%.  As of October 31, 2013 the Companies have no existing loan agreements with M&T Bank and therefore are no longer required to comply annually with consolidated debt to worth, debt service coverage or tangible net worth ratios.  The Companies had not met the required debt service coverage ratio at October 31, 2012 and had obtained a waiver from the Bank for this covenant.

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

     On May 22, 2009, the Companies entered into a Deed of Trust and Security Agreement and Real Estate Lien Note with Barbers Hill Bank totaling $1,050,000.  The agreement encumbered certain real property located in Chambers County,

Texas.  The property was leased to Jack in the Box Eastern Division, L.P. during Fiscal 2011 and was subsequently sold.  The note, which had a maturity date of May 22, 2014 and bore interest at a fixed rate of 6.75%, had an outstanding balance of $1,010,384 as of October 31, 2011.  On November 30, 2011, the Companies sold the property in Chambers County, Texas and subsequently repaid in full the outstanding balance under the note of $1,009,002 to Barbers Hill Bank.

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

     The aggregate amount of long-term debt maturing in each of the next five years and thereafter ending subsequent to October 31, 2013, is as follows: 2014 - $6,882,990; 2015 - $240,295; 2016 - $257,410; 2017 - $275,744; 2018 - $295,384; thereafter $6,299,862.

7.  INCOME TAXES:

   The credit for income taxes from continuing operations is as follows:

	10/31/13	10/31/12	10/31/11
Currently payable:
Federal	$36,000	$65,000	$0
State	5,000	2,000	2,000
	41,000	67,000	2,000
Deferred:
Federal	(362,000)	(680,000)	(1,331,000)
State	(503,000)	(659,000)	2,000
	(865,000)	(1,339,000)	(1,329,000)
Total	($824,000)	($1,272,000)	($1,327,000)

   A reconciliation between the amount computed using the statutory federal income tax rate of 34% and the actual credit for income taxes is as follows:

	10/31/13	10/31/12	10/31/11
Computed at statutory rate	($495,000)	($845,000)	($1,330,000)
State income taxes, net of federal income tax	(411,000)	(433,000)	2,000
Nondeductible expenses	1,000	1,000	1,000
Other	81,000	5,000	0
(Credit) provision for income taxes from continuing operations	($824,000)	($1,272,000)	($1,327,000)

   The components of the deferred tax assets and liabilities as of October 31, 2013 and 2012 are as follows:

	10/31/13	10/31/12
Deferred tax assets:
Accrued expenses	28,000	27,000
Deferred income	(74,000)	158,000
Defined benefit pension	1,130,000	2,014,000
Asset impairment	2,688,000	1,408,000
AMT credit carryforward	466,000	424,000
Net operating losses	4,174,000	4,662,000
Valuation allowance	(2,269,000)	(2,528,000)
Contribution carryforward	48,000	32,000
Stock options	0	164,000
Deferred tax asset	6,191,000	6,361,000

	10/31/13	10/31/12
Deferred tax liability:
Depreciation	6,694,000	6,777,000
Land basis	(2,000)	66,000
	6,692,000	6,843,000

Deferred income tax liability, net	$501,000	$482,000

   At October 31, 2013, the Companies have approximately $466,000 of Alternative Minimum Tax (AMT) credit carryforward available to reduce future income taxes.  The AMT credit has no expiration date.

   At October 31, 2013, the Companies had available approximately $4,887,000 of federal net operating loss carryforwards which will expire from 2026 to 2033. The Companies also have state net operating loss carryforwards of approximately $25,230,000 that will expire from 2021 to 2033.  The Companies have recorded a valuation allowance against a portion of the state net operating losses, which are not expected to be utilized. In Fiscal 2013, $244,000 of the state valuation allowance was reversed due to the profit expected in Fiscal 2014, primarily related to the land sale which occurred on November 6, 2013.

   The Companies recognize interest and/or penalties related to income tax matters in income tax expense.

   At October 31, 2013, the Companies had unsettled federal tax returns for Fiscal 2010, 2011 and 2012 and unsettled state tax returns for Fiscal 2010, 2011 and 2012 for the states of Louisiana, Minnesota, New Jersey, Pennsylvania, Texas and Colorado.

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

Weighted Average Assumptions	10/31/13	10/31/12	10/31/11
Discount Rates used to determine net periodic pension cost as of October 31, 2013, 2012 and 2011	3.50%	4.48%	5.26%
Expected long-term rates of return on assets	7.50%	7.50%	7.50%
Rates of increase in compensation levels	N/A	N/A	N/A

Change in Benefit Obligation	10/31/13	10/31/12
Benefit obligation at beginning of year	$10,201,594	$8,765,206
Interest cost	350,613	384,941
Curtailment	0	0
Actuarial (gain)loss	(1,376,451)	1,396,244
Benefits paid	(307,815)	(344,797)
Benefit obligation at end of year	$8,867,941	$10,201,594

Change in Plan Assets	10/31/13	10/31/12
Fair value of plan assets at beginning of year	$5,960,630	$5,452,890
Actual return on plan assets	766,479	359,371
Employer contributions	279,000	564,358
Benefits paid	(307,815)	(344,797)
Administrative expenses	(93,696)	(71,192)
Fair value of plan assets at end of year	$6,604,598	$5,960,630

Reconciliation of Funded Status of the Plan	10/31/13	10/31/12
Funded status at end of year	($2,263,343)	($4,240,964)
Unrecognized transition obligation	0	0
Unrecognized net prior service cost	0	0
Unrecognized net actuarial loss	2,782,829	4,960,745
Net amount recognized at end of year	$519,486	$719,781

Amounts Recognized in the Combined Balance Sheet	10/31/13	10/31/12
Accrued pension expense	($2,263,343)	($4,240,964)
Accumulated other comprehensive loss (pre-tax)	2,782,829	4,960,745
Net amount recognized	$519,486	$719,781

Additional Year-End Information for Pension Plan with Accumulated Benefit Obligation in Excess of Plan Assets	10/31/13	10/31/12
Projected benefit obligation	$8,867,941	$10,201,594
Accumulated benefit obligation	$8,867,941	$10,201,594
Fair value of plan assets	$6,604,598	$5,960,630

Amounts Recognized in Accumulated Other Comprehensive Loss	10/31/13	10/31/12
Net actuarial loss	$2,782,829	$4,960,745
Prior service cost	0	0
Unrecognized net initial obligation	0	0
Total (before tax effects)	$2,782,829	$4,960,745

Components of Net Periodic Benefit Cost	10/31/13	10/31/12	10/31/11
Service cost	$56,925	$49,106	$55,788
Interest cost	350,613	384,941	391,258
Expected return on plan assets	(439,344)	(411,247)	(369,382)
Amortization of transition obligation	0	0	0
Amortization of prior service cost	0	0	0
Amortization of accumulated loss	511,101	334,273	200,829
Total net periodic benefit expense	$479,295	$357,073	$278,493

Other changes in plan assets and benefit obligations recognized in other comprehensive loss	10/31/13	10/31/12
Net loss (gain)	($1,666,815)	$1,470,206
Recognized net actuarial gain	(511,101)	(334,273)
Prior service cost (credit)	0	0
Recognized prior service (cost) credit	0	0
Recognized net transition (obligation) asset	0	0
Total recognized in other comprehensive loss (before tax effects)	($2,177,916)	$1,135,933

Total recognized in net periodic benefit cost and other comprehensive income (before tax effects)	($1,698,621)	$1,493,006

Amounts expected to be recognized into net periodic cost in the coming year	10/31/13	10/31/12
Loss recognition	$249,478	$511,101
Prior service cost recognition	$0	$0
Net initial obligation/(asset) recognition	$0	$0

Estimated Future Benefits Payments	Fiscal Year	Benefits
	2014	$332,691
	2015	$359,655
	2016	$449,785
	2017	$506,554
	2018	$509,336
	2019-2023	$2,805,931

   The Companies expect to contribute $491,350 to the pension plan in Fiscal 2014.

   Measurement Date   October 31

Weighted Average Assumptions	For Determination of:
	Benefit Obligations as of October 31, 2013	Benefit Obligations as of October 31, 2012
Discount rate	4.45%	3.50%
Rate of compensation increase	N/A	N/A

Weighted-Average Asset Allocations	10/31/13	10/31/12
Asset Category
Equity	57.13%	49.77%
Fixed Income	39.53%	46.93%
Cash Equivalents	3.34%	3.30%
Total	100.00%	100.00%

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

   Information about the Plan’s fair value levels follows as at October 31, 2013:

	Level 1	Level 2	Level 3	Total
Money Market Fund	$220,587			$220,587
Mutual Funds:
Blackrock EAFE Equity Index Fund	361,837			361,837
Common Collective Trust Funds:
Aggressive Growth Portfolio		$1,136,067		1,136,067
Strategic Bond Portfolio		740,955		740,955
Intermediate Fixed Income Portfolio		1,141,038		1,141,038
Short Duration Portfolio		729,015		729,015
Large Company Value Portfolio		556,764		556,764
Fundamental Value Portfolio		548,138		548,138
International Value Portfolio		356,069		356,069
Small Company Growth Portfolio		174,457		174,457
Small Company Value Portfolio		168,683		168,683
Mid-Cap Growth Portfolio		237,373		237,373
Mid-Cap Fundamental Value Portfolio		233,615		233,615
Total	$582,424	$6,022,174	$0	$6,604,598

Information about the Plan’s fair value levels follows as at October 31, 2012:

	Level 1	Level 2	Level 3	Total
Money Market Fund	$196,903			$196,903
Common Collective Trust Funds:
Aggressive Growth Portfolio		$871,332		871,332
Long Duration Portfolio		748,353		748,353
Strategic Bond Portfolio		702,525		702,525
Intermediate Fixed income Portfolio		677,165		677,165
Short Duration Portfolio		669,261		669,261
Large Company Value Portfolio		499,757		499,757
Fundamental Value Portfolio		481,368		481,368
International Core Portfolio		266,037		266,037
International Value Portfolio		257,014		257,014
Small Company Growth Portfolio		153,363		153,363
Small Company Value Portfolio		147,235		147,235
Mid-Cap Growth Portfolio		146,285		146,285
Mid-Cap Fundamental Value Portfolio		144,032		144,032
Total	$196,903	$5,763,727	$0	$5,960,630

	GIC Portfolio	Fair Value
Balance, beginning of year	$172,894	$172,894
Purchases, sales, issuances and settlements, net	(172,894)	(172,894)
Balance, end of year	$0	$0

   The following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at October 31, 2013 and 2012.

   Money market fund is valued at cost, which approximates fair value.

   Mutual funds are valued at the quoted net asset value of the shares and common collective trust funds are valued based upon the unit values of such collective trust funds held by the Plan at year end.  Unit values are based on the fair value of the underlying assets of the fund.  The fair value of the level 2 funds are derived from inputs principally from or corroborated by observable market data by correlation or other means.  Previously the Common Collective Trust Funds held a level 3 GIC Portfolio which includes both traditional and separate account guaranteed investment contracts (GICs) as well as synthetic GICs.  The traditional and separate account GICs are valued by calculating the sum of the present values of all projected future cash flows of each investment.  The synthetic GIC wrapper contracts are valued by determining the replacement cost of the wrapper contract and the present value of the contractually obligated payments in the original wrapper contract.  Debt securities underlying synthetic GICs are traded primarily in the over-the-counter (“OTC”) markets and are valued at the latest available price in the OTC market or on the basis of values obtained by an independent pricing service.

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

9.  LAND IMPROVEMENTS, BUILDING AND EQUIPMENT, NET:

   These assets consist of the following at October 31, 2013 and 2012.

	10/31/2013	10/31/2012
Land improvements	$10,755,102	$11,210,436
Corporate buildings	554,873	554,873
Buildings leased to others	22,023,962	22,298,025
Equipment and furnishings	1,439,564	1,494,081
	34,773,501	35,557,415
Less accumulated depreciation and amortization	15,509,305	14,514,347
	$19,264,196	$21,043,068

10.  ACCRUED LIABILITIES:

   Accrued liabilities consist of the following at October 31, 2013 and 2012.

	10/31/2013	10/31/2012
Payroll	$77,889	$58,431
Security and Other Deposits	42,321	42,322
Professional Fees	44,198	58,891
Real Estate Taxes	70,213	79,020
Other	70,983	72,433
Total	$305,604	$311,097

11.  OPERATING LEASES:

   The Companies lease land, land improvements and investment properties each of which are accounted for as operating leases. Rents are reported as income over the terms of the leases as they are earned.  Our shopping center is leased to various tenants for renewable terms averaging 3.21 years with options for renewal.  Information concerning rental properties and minimum future rentals under current leases as of October 31, 2013 is as follows:

		Properties Subject to Lease
		Cost	Accumulated Depreciation
Investment properties leased to others		$22,023,962	$6,701,269
Land and land improvements		$16,117,196	$6,065,816
Minimum future rentals:
Fiscal years ending October 31:	2014	$1,586,821
	2015	1,501,821
	2016	1,454,378
	2017	1,437,398
	2018	1,387,788
	Thereafter	16,951,623
		$24,319,829

   Minimum future rentals subsequent to 2018 include $1,137,500 under a land lease expiring in 2072; $2,229,381 under a net lease for a store expiring in 2024; $6,231,500 and $6,955,000 under net leases for two stores expiring in December 2035 and August 2036. There were no contingent rentals included in income for Fiscal 2013, 2012 and 2011.  The above information includes rental escalations recognized using straight-line basis.

12.  INVESTMENT IN DIRECT FINANCING LEASES (Included in assets of discontinued operations at October 31, 2011):

   During Fiscal Year 2011, the Companies leased the Jack Frost and Big Boulder ski areas to a third party under direct financing leases that extended through 2034.

   On December 15, 2011, the Jack Frost and Big Boulder ski areas were sold to the previous third party lessee, therefore the operating activity for the fiscal years ending October 31, 2012 and 2011 is being reported as discontinued operations.  The sale transaction resulted in a loss of approximately ($502,000) primarily related to the reversal of the accrued rent receivable based on the straight line amortization of the lease.   The impairment was recorded as a portion of the loss on disposal in discontinued operations at October 31, 2011. The interest income which resulted from the direct financing lease is reported as a portion of the discontinued operations.

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

Level 3:

Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

The estimated recurring fair values of the Companies' financial instruments at October 31, 2013 and October 31, 2012 are as follows:

	10/31/13		10/31/12
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS:
Cash and cash equivalents	$3,514,236	$3,514,236	$702,902	$702,902
Accounts receivable	109,796	109,796	143,382	143,382

LIABILITIES:
Accounts payable	121,725	121,725	140,956	140,956
Accrued liabilities	305,604	305,604	311,097	311,097
Debt	$14,251,685	$14,392,436	$16,880,416	$16,988,594

   Fair Values were determined as follows:

   Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities:  The carrying amounts approximate fair value because of the short-term maturity of these instruments.

   Debt: The fair value of debt is estimated using discounted cash flows based on current borrowing rates available to the Companies for similar types of borrowing arrangements - Level 2 hierarchy.

   As of October 31, 2013, the carrying amount net of prior period impairments for land and land development costs is $19,410,309, less impairment expense of $3,500,000, recorded in Fiscal 2013 for a revised carrying value of $15,910,309.  A 126 unit development project had a carrying value of $4,610,965 which was written down by an impairment charge of $3,500,000.  Management reassessed the carrying value of the project following its evaluation of trends in the local real estate market, which management determined were not reflecting the recovery recently experienced nationally.  In determining the amount of the impairment, management performed a discounted cash flow analysis based on reduced estimates regarding the timing of unit sales and the prices to be realized.  Certain quantitative inputs utilized in the analysis for this impairment are detailed on the following page.  The carrying amount net of prior period impairments for land improvements, buildings and equipment is $19,264,196.  A reclassification of $515,631 was recorded to both land improvements, buildings and equipment and deferred income due to notification received from the PA Department of Transportation stating the proposed safety rest area project along Interstate 80 has been abandoned.  This reclassification had $0 impact on the Combined Statement of Operations.  The carrying amount net of prior period impairments for land held for investment is $6,599,468 less impairment expense of $200,000 recorded in Fiscal 2013 for a revised carrying value of $6,399,468.  A certain lot included in land held for investment had a carrying value of $500,431 which was written down by an impairment charge of $200,000.  The quoted listing price less selling and closing costs provided by the broker for this 2.9 acre parcel of land was the input used in determining the fair value of this property (Level 2).  The carrying amount net of prior period impairments for long-lived assets held for sale as of October 31, 2013 was $248,822.  The assets of discontinued operations as of October 31, 2013 had a carrying value net of prior period adjustments for impairment of $166,682.  There was a total of $3,700,000 impairment expense in Fiscal 2013.

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

   The table below summarizes the level of fair value hierarchy in which the fair value measurements resulting in impairment losses during the period ending October 31, 2013 are categorized:

		Non-Recurring Fair Value Measurements at the End of the Reporting Period Using ($ in thousands)
	10/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Land and land development costs (a)	$1,111			$1,111	$3,500
Land held for investment (b)	300		300		200
Total nonrecurring fair value measurements	$1,411	$0	$300	$1,111	$3,700

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

   The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs (Level 3) utilized in determining the fair value of the impaired land and land development costs:

Fiscal Year Ending October 31,	Sales price per square ft.	Sales pace per year (in Units)	Discount rate
2015	$147 - $152	9	10%
2016	$153 - $164	25	10%
2017	$165 - $171	34	10%
2018	$172 - $178	32	10%
2019	$179 - $185	17	10%
2020	$186 - $192	3	10%

14.  QUARTERLY FINANCIAL INFORMATION (Unaudited):

   The results of operations for each of the quarters in Fiscal 2013 and Fiscal 2012 years are presented below.

	1st	2nd	3rd	4th	Total
Year ended 10/31/13
Operating revenues	$1,120,660	$991,139	$8,029,962	$1,158,586	$11,300,347
Operating profit (loss)	(604,311)	(4,187,478)	4,836,505	(498,609)	(453,893)
Net income (loss) from discontinued operations	(4)	1,425	1,298	2,376	5,095
Net income (loss)	(569,584)	(2,930,464)	3,181,334	(300,752)	(619,466)
Net income (loss) before discontinued operations per weighted average combined share	($0.23)	($1.20)	$1.30	($0.13)	($0.26)
Net income (loss) per weighted average combined share	($0.23)	($1.20)	$1.30	($0.12)	($0.25)

	1st	2nd	3rd	4th	Total
Year ended 10/31/12
Operating revenues	$1,607,850	$1,735,118	$1,933,407	$1,853,333	$7,129,708
Operating loss	(446,753)	(478,787)	(301,754)	(134,846)	(1,362,140)
Net income (loss) from discontinued operations	2,877	(4,916)	(173)	(41,510)	(43,722)
Net income (loss)	(503,429)	(503,419)	(372,362)	120,576	(1,258,634)
Net income (loss) before discontinued operations per weighted average combined share	($0.21)	($0.20)	($0.15)	$0.07	($0.49)
Net income (loss) per weighted average combined share	($0.21)	($0.20)	($0.15)	$0.05	($0.51)

   The quarterly results of operations for Fiscal 2013 and 2012 reflect the impact of land dispositions and other assets that occur from time to time during the period and do not follow any pattern during the fiscal year.

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

   Funds expended to date for real estate development have been primarily for infrastructure improvements and home construction in the Laurelwoods II and Boulder Lake Village communities.  At October 31, 2012, the construction of 22 single family homes and four duplex homes in Laurelwoods II and the construction of 18 condominium units within Building J at Boulder Lake Village on Big Boulder Lake were completed.  Other expenditures for our development projects in the planning phases include fees for architects, engineers, consultants, studies and permits.

   Information by business segment is as follows:

	10/31/13	10/31/12	10/31/11
Revenues from continuing operations:
Real estate management/rental operations	$2,773,347	$2,787,941	$2,806,476
Land resource management	8,527,000	4,341,767	2,872,670
Total revenues from operations	$11,300,347	$7,129,708	$5,679,146

Operating profit (loss) from continuing operations, excluding general and administrative expenses:
Real estate management/rental operations	$895,857	$843,515	$825,152
Land resource management	921,290	(323,964)	(1,544,539)
Total operating profit, excluding general and administrative expenses	$1,817,147	$519,551	($719,387)
General and administrative expenses:
Real estate management/rental operations	$557,362	$735,801	$885,251
Land resource management	1,713,678	1,145,890	906,130
Total general and administrative expenses	$2,271,040	$1,881,691	$1,791,381

Interest and other income, net:
Real estate management/rental operations	$587	$1,216	$5,382
Land resource management	1,952	2,099	5,877
Total interest and other income, net	$2,539	$3,315	$11,259

Interest expense:
Real estate management/rental operations	$930,151	$955,531	$1,085,769
Land resource management	67,056	172,556	329,262
Total Interest expense	$997,207	$1,128,087	$1,415,031

Loss from continuing operations before income taxes	($1,448,561)	($2,486,912)	($3,914,540)

  For the fiscal year ended October 31, 2013, we had land sales to Hanson Aggregates for $1,600,000 and to Wildlands Conservancy for $5,000,000.  For the fiscal year ended October 31, 2012, we sold the Jack Frost Mountain and Big Boulder ski areas for a total of $9,000,000 and the Jack in the Box property for $1,911,419. For fiscal year ended October 31, 2011, we sold the Applebee’s property for $1,450,000.  For the fiscal year ended October 31, 2010, there were no concentration of sales.

   Identifiable assets, net of accumulated depreciation at October 31, 2013, 2012, and 2011 and depreciation expense and capital expenditures for the years then ended by business segment are as follows:

	Identifiable Assets	Depreciation and Amortization Expense	Capital Expenditures
October 31, 2013
Real estate management/rental operations	$26,077,479	$775,693	$5,028
Land resource management	19,713,059	318,699	3,375
Other corporate	84,780	37,463	81,098
Discontinued operations	166,682	0	0
Total Assets	$46,042,000	$1,131,855	$89,501

October 31, 2012
Real estate management/rental operations	$26,125,839	$804,900	$24,579
Land resource management	23,990,608	342,580	9,617
Other corporate	288,363	77,856	59,285
Discontinued operations	166,682	1,666	0
Total Assets	$50,571,492	$1,227,002	$93,481

October 31, 2011
Real estate management/rental operations	$20,629,423	$623,470	$761
Land resource management	33,251,319	382,559	225,105
Other corporate	222,697	109,991	203,691
Discontinued operations	11,002,270	238,810	0
Total Assets	$65,105,709	$1,354,830	$429,557

   All asset impairments in Fiscal 2013, 2012 and 2011 relate to the Land Resource Management segment.

16.  CONTINGENT LIABILITIES:

The Companies are party to various legal proceedings incidental to its business. Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are possible of assertion against the Company.  In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, which are not expected to have a material effect on the combined financial position or results of operations of the Company.

17.  RELATED PARTY TRANSACTIONS:

   Kimco Realty Services, Inc., or Kimco, is our controlling shareholder and Kimco Realty Corporation, the parent company of Kimco, provides consulting services to us.  The services are focused on land development, acquisitions and disposals.  Kimco was paid $0 in consulting fees in Fiscal 2013 and 2012, and $75,000 in consulting fees in Fiscal 2011.

   Kimco Realty Corporation has served as the management company for the Coursey Commons Shopping Center in Baton Rouge, Louisiana since June 2004.  A wholly owned subsidiary of Kimco Realty Corporation, KRC Property Management I, Inc., receives a fixed monthly fee of 4.5% of rental income on store leases in this shopping center.  During Fiscal 2013, 2012 and 2011, that subsidiary received $43,393, $39,812 and $41,272, respectively for management fees earned on the shopping center.

   Mr. Frederick N. Kurz, Jr., the Chairman of our Boards of Directors, is also Vice President and General Manager of Kimco Realty Corporation.  Mr. Michael J. Flynn, who served as Chairman of our Boards of Directors until April 2012, was also President, Chief Operating Officer and Vice Chairman of the Board of Directors of Kimco Realty Corporation until his retirement on December 31, 2008.  In addition, Mr. Patrick M. Flynn, who served as one of our directors and was our President and Chief Executive Officer until his resignation on August 12, 2011, was also a Managing Director of Real Estate at Kimco Realty Corporation.  Finally, Mr. Milton Cooper, who served as one of our directors until April 2012, also serves as Executive Chairman of the Board of Directors of Kimco Realty Corporation.

   Amounts due to the above related parties total $0 at October 31, 2013, $0 at October 31, 2012 and $24,792 at October 31, 2011.

18.  STOCK OPTIONS and CAPITAL STOCK:

During Fiscal 2013, Fiscal 2012 and Fiscal 2011, no stock options were issued or exercised.

Option activity during Fiscal 2013, 2012 and 2011 is as follows:

	10/31/13		10/31/12		10/31/11
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year:	0		14,000	$39.00	43,000	$38.40
Granted					0
Exercised					0
Expired	0		14,000	$39.00	29,000	$38.11
Outstanding at year-end	0		0		14,000	$39.00

Options exercisable at year-end	0		0		14,000
Option price range	$0.00		$0.00		$39.00
Weighted average fair value of options granted during year	0		0		0
Weighted average grant date fair value of options granted during year	0		0		0
Weighted average remaining contractual life (in years)	0		0		0.42

The Companies’ policy regarding the exercise of options requires that optionees utilize an independent broker to manage the transaction, whereby the broker sells the exercised shares on the open market.

19.  PER SHARE DATA:

   Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period.  The calculation of diluted EPS assumes weighted average options have been exercised to purchase shares of common stock in the relevant period, net of assumed repurchases using the treasury stock method. For Fiscal 2013, 2012 and 2011, all outstanding unexercised stock options would be excluded from the calculation of diluted EPS because the exercise price of all such options exceeded the market price of the Companies’ common stock.  As a result, the calculation of diluted EPS has been excluded from the table below since diluted EPS for these periods is equal to EPS.

    Weighted average basic shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for Fiscal 2013, 2012 and 2011 are as follows:

	10/31/13	10/31/12	10/31/11
Weighted average combined shares of common stock outstanding used to compute basic earnings per combined share	2,450,424	2,450,424	2,450,424

   Basic (loss) earnings per weighted average combined share is computed as follows:

	10/31/13	10/31/12	10/31/11
Net loss before discontinued operations	($624,561)	($1,214,912)	($2,587,540)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.26)	($0.49)	($1.06)

Net income (loss) from discontinued operations	$5,095	($43,722)	$112,775
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424
Basic earnings (loss) per weighted average combined share	$0.01	($0.02)	$0.05

Net loss	($619,466)	($1,258,634)	($2,474,765)
Weighted average combined shares of common stock outstanding	2,450,424	2,450,424	2,450,424
Basic loss per weighted average combined share	($0.25)	($0.51)	($1.01)

20.  SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

	10/31/13	10/31/12	10/31/11
Cash:
Interest paid	$1,008,983	$1,155,460	$1,713,780
Income taxes paid	$95,658	$75,840	$36,591

Non cash:
Reclassification of assets from land and land development costs to long-lived assets held for sale	$957,625	$263,718	$675,490
Reclassification to land improvements, buildings and equipment, net due to abandonment of sewer line	($515,631)	$0	$0
Reclassification to deferred income due to abandonment of sewer line	$515,631	$0	$0
Reclassification of assets from land held for investment to long-lived assets held for sale	$248,922	$0	$0
Reclassification of assets from land improvements, buildings and equipment, net to long-lived assets held for sale	$220,887	$262,839	$0

   Pension liability and accumulated other comprehensive loss was (decreased) increased by ($1,293,900) and $1,293,900 in 2013, increased (decreased) by $674,858 and ($674,858) in 2012 and by $568,881 and ($568,881) in 2011 resulting from the changes in the funded status, the prior service cost and the net actuarial loss.

21.  SUBSEQUENT EVENTS:

The Companies have evaluated subsequent events thru the issuance of the financial statements.

Blue Ridge was formerly party to a Security Combination Agreement with Big Boulder Corporation, a Pennsylvania corporation (“Big Boulder”), pursuant to which the shares of Big Boulder could only be transferred with an equal number of shares of Blue Ridge, and vice versa.  On October 31, 2013, Big Boulder merged with and into Blue Ridge, and pursuant to the merger (i) each issued and outstanding common share of Big Boulder was canceled and converted automatically into the right to receive one post-merger Blue Ridge common share; (ii) each issued and outstanding common share of Blue Ridge was canceled and converted automatically into the right to receive one post-merger Blue Ridge common share; (iii) Blue Ridge adopted Amended and Restated Articles of Incorporation which set forth, among other things, that (x) the number of authorized shares of common stock of Blue Ridge increased to 6,000,000, (y) the shares of Blue Ridge are uncertificated, and (z) immediately after the merger effective time, every two outstanding post-merger Blue Ridge common shares were combined into and automatically became one post-merger Blue Ridge common share.  Following the merger, on November 1, 2013, shares of Blue Ridge ceased trading on the OTC Bulletin Board under the symbol “BLRGZ” and began trading on the OTC Markets under the temporary symbol “BRRED,” and on December 2, 2013 began trading on the OTC Markets under the symbol “BRRE.”

Effective November 1, 2013, the Company entered into a concession lease with Boulder View Tavern, Inc., an affiliate of Peak Resorts, for the operation of the Lake Mountain Club. According to the Agreement, the lease term is for a period of five years unless renewed or terminated.

On November 6, 2013, Blue Ridge Real Estate Company closed on the sale to Wildlands Conservancy, Inc., through a Cooperative Agreement with The Pennsylvania Game Commission, for approximately 2,282 acres of land in Buck and Bear Creek Townships, Luzerne County, Pennsylvania for the aggregate purchase price of $5,050,000.  The Company intends to use the proceeds from the sale for general corporate purposes.

    On November 25, 2013, the Company filed with the Securities and Exchange Commission (the “SEC”)  a Schedule 13E-3 Transaction Statement and accompanying Offer to Purchase, as amended by First Amendment (the “First Amendment”) dated December 26, 2013, as amended by Second Amendment (the “Second Amendment”) dated January 6, 2014, as amended by Third Amendment (the “Third Amendment”) dated January 10, 2014, and as amended by the Fourth Amendment (the “Fourth Amendment”) dated January 17, 2014, notifying shareholders that the Company is offering to purchase for cash, all of its common shares held by holders of 99 or fewer shares of Blue Ridge as of November 21, 2013 at a purchase price of $11.00 per share. The Offer price represents a premium of approximately 37% to the closing price of the Company’s common shares of $8.00 on the OTC Markets as of the close of business on

November 20, 2013. In addition to the $11.00 per share purchase price, Blue Ridge is offering each tendering holder of 99 or fewer shares a $100 bonus upon completion of the Offer for properly executed tenders of all shares beneficially owned by such holder which are received and not withdrawn prior to the Expiration Time of the Offer. In connection with the Offer, if the results of the Offer allow, Blue Ridge intends to deregister its common shares with the SEC and take the Company private.  The Offer was set to expire on January 17, 2014. As disclosed in the Fourth Amendment, on January 17, 2014, the Board of Directors made the decision to extend the offer to purchase until February 7, 2014.

On November 30, 2013, BBC Holdings, Inc., a Delaware Corporation, formerly a subsidiary of Big Boulder Corporation, merged with and into Blue Ridge, with Blue Ridge being the surviving corporation.

QUARTERLY FINANCIAL INFORMATION (Unaudited):

   The results of operations for each of the quarters in Fiscal 2013 and Fiscal 2012 years are presented below.

	1st	2nd	3rd	4th	Total
Year ended 10/31/13
Operating revenues	$1,120,660	$991,139	$8,029,962	$1,158,586	$11,300,347
Operating profit (loss)	(604,311)	(4,187,478)	4,836,505	(498,609)	(453,893)
Net income (loss) from discontinued operations	(4)	1,425	1,298	2,376	5,095
Net income (loss)	(569,584)	(2,930,464)	3,181,334	(300,752)	(619,466)
Net income (loss) before discontinued operations per weighted average combined share	($0.23)	($1.20)	$1.30	($0.13)	($0.26)
Net income (loss) per weighted average combined share	($0.23)	($1.20)	$1.30	($0.12)	($0.25)

	1st	2nd	3rd	4th	Total
Year ended 10/31/12
Operating revenues	$1,607,850	$1,735,118	$1,933,407	$1,853,333	$7,129,708
Operating loss	(446,753)	(478,787)	(301,754)	(134,846)	(1,362,140)
Net income (loss) from discontinued operations	2,877	(4,916)	(173)	(41,510)	(43,722)
Net income (loss)	(503,429)	(503,419)	(372,362)	120,576	(1,258,634)
Net income (loss) before discontinued operations per weighted average combined share	($0.21)	($0.20)	($0.15)	$0.07	($0.49)
Net income (loss) per weighted average combined share	($0.21)	($0.20)	($0.15)	$0.05	($0.51)

   The quarterly results of operations for Fiscal 2013 and 2012 reflect the impact of land dispositions and other sales that occur from time to time during the period and do not follow any pattern during the fiscal year.

BLUE RIDGE REAL ESTATE COMPANY and SUBSIDIARIES

BIG BOULDER CORPORATION and SUBSIDIARIES (See Note 1)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

OCTOBER 31, 2013

	Initial Cost							Total Cost Net
		Buildings &	Subsequent		Building and		Accumulated	of Accumulated		Date of
Description	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition

Land located in Northeast. PA	$1,869,629		$906,342	$2,775,971		$2,775,971		$2,775,971		Various
Various improvements
Sewage Plants, wells and access roads at Jack Frost and Big Boulder Ski Areas		6,093,877	566,350		6,660,227	6,660,227	4,687,929	1,972,298		Various / 1982 on
Jack Frost National Golf Course	8,656,154	3,048,817	8,684	8,656,154	3,057,501	11,713,655	1,377,887	10,335,768		2007

Corporate Building		282,918	271,955		554,873	554,873	516,094	38,779		1982

Building Leased to Others
Asset-Shopping Center-Baton Rouge Louisiana	2,208,165	8,894,908	59,315	2,208,165	8,954,223	11,162,388	2,219,637	8,942,751	6,608,689	2004
Asset-Walgreens-Toms River New Jersey	948,181	4,877,731	483,028	948,181	5,360,759	6,308,940	1,009,892	5,299,048	3,659,655	2006
Asset-Walgreens-White Bear Lake-Minnesota	1,446,831	4,615,442	380,783	1,446,831	4,996,225	6,443,056	940,606	5,502,450	3,933,358	2006
Asset-Boulder View Tavern-Eastern PA		1,072,000	581,170		1,653,170	1,653,170	1,504,814	148,356		1986
Asset-Company owned rental properties-Eastern PA		221,930	77,632		299,562	299,562	266,297	33,265
Asset-Leased Lake Club Program-Eastern PA		571,151			571,151	571,151	571,151	0		Various / 1980 on
Asset-Leased Villages Maintenance Building-Eastern PA		188,872			188,872	188,872	188,872	0		Various / 1982 on

Total	$15,128,960	$29,867,646	$3,335,259	$16,035,302	$32,296,563	$48,331,865	$13,283,179	$35,048,686	$14,201,702

Depreciation and Amortization are provided on a straight-line half year method over the estimated useful lives of the assets as follows:

Land improvements

10 to 30 years

Corporate building

10 to 30 years

Properties leased to others

10 to 30 years

The aggregate cost for federal income tax purposes is approximately $29,000,000 at October 31, 2013.

The changes in total real estate assets for the years ended October 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Balance at beginning of period	50,012,530	51,413,704	$54,908,935
Additions to Land	0	0	0
Additions to Land Improvements	0	0	0
Additions to Leased Buildings	5,025	22,535	761
Additions to Corporate Building	0	0	0
Sale of Real Property	(1,685,690)	(984,830)	(3,495,992)
Transfers	0	(438,879)	0
Balance at end of year	48,331,865	50,012,530	$51,413,704

The changes in accumulated depreciation for the years ended October 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Balance at beginning of year	12,410,178	11,986,044	$11,113,491
Addition during year: reclass	0	0	0
Current year depreciation	952,003	974,568	1,106,816
Less retirements	(79,002)	(550,434)	(234,263)
Balance at end of year	13,283,179	12,410,178	$11,986,044

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE REAL ESTATE COMPANY

BIG BOULDER CORPORATION

By:  /s/ Bruce Beaty

   Bruce Beaty

   President and Chief Executive Officer

   Dated:  January 29, 2014

By:  /s/ Cynthia A. Van Horn

   Cynthia A. Van Horn

   Chief Financial Officer and Treasurer

   (Principal Financial Officer)

   Dated:  January 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frederick N. Kurz, Jr.		January 29, 2014
Frederick N. Kurz, Jr.	Chairman of the Board
/s/ Bruce Beaty		January 29, 2014
Bruce Beaty	President, Chief Executive Officer and Director
/s/ Paul A. Biddelman		January 29, 2014
Paul A. Biddelman	Director
/s/ Mark Dawejko		January 29, 2014
Mark Dawejko	Director

/s/ Cynthia A. Van Horn		January 29, 2014
Cynthia A. Van Horn	Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

The following is a list of Exhibits filed as part of this Annual Report on Form 10-K.  Where so indicated by a parenthetical, Exhibits that were previously filed are incorporated by reference.  For Exhibits incorporated by reference, the location of the Exhibit in the previous filing is also indicated in parentheses.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of August 29, 2013, by and between Blue Ridge Real Estate Company and Big Boulder Corporation (filed August 30, 2013 as Exhibit 2.1 to Form 8-K and incorporated herein by reference.)

3.1	Amended and Restated Articles of Incorporation of Blue Ridge Real Estate Company effective October 31, 2013 (filed November 19, 2013 as Exhibit 3.1 to Form 8-K and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of Blue Ridge Real Estate Company effective October 31, 2013 (filed November 19, 2013 as Exhibit 3.2 to Form 8-K and incorporated herein by reference.)
4.2	Security Combination Agreement between Blue Ridge Real Estate Company and Big Boulder Corporation (filed September 23, 1967 as Exhibit b-3 to Form 10 and incorporated herein by reference.)
10.1	Mortgage, JP Morgan Chase Bank, Coursey Commons Shopping Center, Baton Rouge, Louisiana (filed February 11, 2005 as Exhibit 10.17 to Form 10-K and incorporated herein by reference.)
10.2

Mortgage and Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.1 to Form 8-K and incorporated herein by reference.)

10.3

$4,340,000 6.90% Senior Secured Note, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.2 to Form 8-K and incorporated herein by reference.)

10.4

Note Purchase Agreement, dated August 28, 2009, between Blue Ridge WMN, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.3 to Form 8-K and incorporated herein by reference.)

10.5

Mortgage and Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.1 to Form 8-K and incorporated herein by reference.)

10.6

$4,038,000 6.90% Senior Secured Note, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.2 to Form 8-K and incorporated herein by reference.)

10.7

Note Purchase Agreement, dated August 28, 2009, between Blue Ridge WNJ, LLC and Wells Fargo Bank Northwest, N.A. as Trustee (filed on September 3, 2009 as exhibit 10.3 to Form 8-K and incorporated herein by reference.)

10.8

Agreement of Sale, Phase 3, dated February 17, 2011between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania. (filed February 18, 2011as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)

Exhibit Number	Description
10.9

First Amendment to Agreement of Sale, Phase 3, dated August 15, 2011between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania. (filed August 18, 2011as Exhibit 10.2 to Form 8-K and incorporated herein by reference.)

10.10

Purchase and Sale Agreement, dated August 17, 2011, between Blue Ridge Real Estate Company and Scott Family Trust and Ross Family Trust (filed August 23, 2011 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)

10.11

Purchase and Sale Agreement, dated October 1, 2011, between Blue Ridge Real Estate Company and Phyllis Enfield Trust (filed on October 3, 2011 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.)

10.12

Purchase and Sale Agreement, dated October 31, 2011, between Blue Ridge Real Estate Company and JFBB Ski Areas, Inc. (filed on November 4, 2011 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)

10.13

Purchase and Sale Agreement, dated October 31, 2011, between Big Boulder Corporation and JFBB Ski Areas, Inc. (filed on November 4, 2011 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.)

10.14**	Employment Agreement effective January 1, 2012 between Blue Ridge Real Estate Company and Bruce Beaty (filed February 14, 2012 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)
10.15

Second Amendment to Agreement of Sale, Phase 3, dated February 20, 2012 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed as exhibit 10.3 to Form 8-K filed on February 24, 2012 and incorporated herein by reference.)

10.16

Third Amendment to Agreement of Sale, Phase 3, dated September 6, 2012 between Blue Ridge Real Estate Company and The Conservation Fund for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed as exhibit 10.4 to Form 8-K filed on September 7, 2012 and incorporated herein by reference.)

10.17**	Employment Agreement effective January 1, 2013 between Blue Ridge Real Estate Company and Bruce Beaty (filed November 28, 2012 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)
10.18

Fourth Amendment to Agreement of Sale, Phase 3, dated February 21, 2013, between Blue Ridge Real Estate Company and Hanson Aggregated BMC, Inc., Assignee of The Conservation Fund, for the purchase of 376 acres located in Thornhurst Township, Lackawanna County, Pennsylvania (filed February 25, 2013 as Exhibit 10.5 to Form 8-K and incorporated herein by reference.).

10.19**	Employment Agreement effective January 1, 2014 between Blue Ridge Real Estate Company and Bruce Beaty (filed December 11, 2013 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.)
14.1*	Restated Code of Ethics
21.1*	List of all subsidiaries of the Registrants
31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification
31.2*	Principal Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification
32.1*	Principal Executive Officer’s Section 1350 Certification
32.2*	Principal Financial Officer’s Section 1350 Certification

Exhibit Number	Description
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Management or compensatory contract required to be filed pursuant to Item 15(b) of the requirements for Form 10-K reports.

Copies of Exhibits are available to Shareholders by contacting the Corporate Secretary, Blue Ridge Real Estate Company, Blakeslee, PA 18610. A charge of $0.25 per page to cover the Registrants’ expenses will be made.